Form 10-Q
period 2021-06-30
Freedom Acquisition I Corp.
filed 2021-08-16
CIK 1838987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, 34,500,000 Class A ordinary shares, par value $0.0001, and 8,625,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

FREEDOM ACQUISITION I CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEDOM ACQUISITION I CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	June 30 (Unaudited)	December 31, 2020
Assets
Current assets:
Cash	$602,848	$—
Prepaid expenses - short term	733,234	—
Deferred offering costs associated with IPO	—	127,691
Total current assets	1,336,082	127,691
Prepaid expenses - long term	478,082
Marketable Securities held in Trust account	345,045,242	—
Total assets	$346,859,406	$127,691

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$165,230	$108,185
Total current liabilities	165,230	108,185
Warrant Liabilities	16,083,000	—
Deferred underwriters’ discount payable	12,075,000	—
Total liabilities	28,323,230	108,185

Commitments
Class A Ordinary shares subject to possible redemption 31,353,617 shares at redemption value	313,536,170	—

Shareholders’ equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,146,383 shares and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively (excluding 31,353,617 and 0 shares subject to possible redemption, respectively)	315	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 and 8,625,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	863	863
Additional paid-in capital	4,417,008	24,137
Accumulated earnings (deficit)	581,820	(5,494)
Total shareholders’ equity	5,000,006	19,506
Total liabilities and shareholders’ equity	$346,859,406	$127,691

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM ACQUISITION I CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the three months ened June 30, 2021	For the six months ended June 30, 2021

Operating costs	$448,441	$669,069
Loss from operations	(448,441)	(669,069)

Other income/(expense)
Foreign currency exchange loss	(581)	(581)
Interest income on marketable securities held in Trust Account	34,890	45,242
Change in fair value of warrant liabilities	(2,382,666)	1,787,000
Offering expenses related to warrant issuance	-	(575,278)
Total other income (expense)	(2,348,357)	1,256,383

Net income (loss)	$(2,796,798)	$587,314

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	31,633,297	20,908,787
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.00
Weighted average shares outstanding, Non-redeemable ordinary shares	10,366,703	9,464,142
Basic and diluted net income per share, Non-redeemable	$(0.23)	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

 FREEDOM ACQUISITION I CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2021

	Ordinary shares				Additional	Accumulated	Total
	Class A		Class B		Paid-In	Earnings	Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance as of March 31, 2021	2,866,703	$287	8,625,000	$863	$1,620,236	$3,378,618	$5,000,004
Class A ordinary shares subject to possible redemption	279,680	28	—	—	2,796,772	—	2,796,800
Net loss	—	—	—	—	—	(2,796,798)	(2,796,798)
Balance as of June 30, 2021 (Unaudited)	3,146,383	$315	8,625,000	$863	$4,417,008	$581,820	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM ACQUISITION I CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2021

	Ordinary shares				Additional	Accumulated	Total
	Class A		Class B		Paid-In	Earnings	Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance as of December 31, 2020	—	$—	8,625,000	$863	$24,137	$(5,494)	$19,506
Sale of Units in Initial Public Offering, net of underwriter fee	34,500,000	3,450	—	—	344,996,550	—	345,000,000
Sale of private placement	—	—	—	—	9,400,000	—	9,400,000
Initial fair value of warrants accounted for as liabilities	—	—	—	—	(17,870,000)	—	(17,870,000)
Underwriter discount	—	—	—	—	(6,405,000)		(6,405,000)
Deferred underwriter discount	—	—	—	—	(12,075,000)	—	(12,075,000)
Other offering cost charged to Shareholders’ equity	—	—	—	—	(695,922)	—	(695,922)
Reclassification of offering cost related to warrant issuance	—	—	—	—	575,278	—	575,278
Class A ordinary shares subject to possible redemption	(31,353,617)	(3,135)	—	—	(313,533,035)	—	(313,536,170)
Net income	—	—	—	—	—	587,314	587,314
Balance as of June 30, 2021 (Unaudited)	3,146,383	$315	8,625,000	$863	$4,417,008	$581,820	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM ACQUISITION I CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net income	$587,314
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on trust account	(45,242)
Change in fair value of warrant liabilities	(1,787,000)
Offering costs allocated to warrants	575,278
Changes in current assets and current liabilities:
Prepaid assets	(1,211,316)
Accounts payable	165,230
Net cash used in operating activities	(1,715,736)

Cash Flows from Investing Activities:
Investment of cash into trust account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	338,595,000
Proceeds from issuance of Private Placement Warrants	9,400,000
Repayment of promissory note to related party	(90,996)
Payments of offering costs	(585,420)
Net cash provided by financing activities	347,318,584

Net Change in Cash	602,848
Cash - Beginning	—
Cash - Ending	$602,848

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$312,365,640
Initial value of warrant liabilities	$17,870,000
Change in value of Class A ordinary shares subject to possible redemption	$1,170,530
Deferred underwriters’ discount payable charged to additional paid-in capital	$12,075,000
Deferred offering costs paid under promissory note	$90,996

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

As of June 30, 2021, the Company had not yet commenced any operations. All activity through June 30, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

Financing

The registration statement for the Company’s IPO was declared effective on February 25, 2021 (the “Effective Date”). On March 2, 2021, the Company consummated the IPO of 34,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “public share”), at $10.00 per Unit, generating gross proceeds of $345,000,000, which is discussed in Note 3.

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

Liquidity

As of June 30, 2021, the Company had cash outside the Trust Account of $602,848 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use prior to an initial Business Combination and is restricted for use either in a Business Combination or to redeem ordinary shares. As of June 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through June 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from the IPO and the sale of Private Placement Units.

The Company anticipates that the $602,848 outside of the Trust Account as of June 30, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Note 2— Significant Accounting Policies

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 1, 2021, as well as the Company’s Current Reports on Form 8-K. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Investment Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320 “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

As of June 30, 2021, investment in the Company’s Trust Account consisted of $781 in cash and $345,044,461 in U.S. Treasury Securities. All of the U.S. Treasury Securities will mature on September 2, 2021. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding losses and fair value of held to maturity securities on June 30, 2021 are as follows:

	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2021
U.S. Money Market	$781	$-	$-	$781
U.S. Treasury Securities	345,044,461		(7,167)	345,037,294
	$345,045,242	$-	$(7,167)	$345,038,075

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on this account.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 31,353,617 and 0 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” The Company’s statements of operations include a presentation of income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted, for redeemable Class A ordinary share is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A ordinary shares outstanding since original issuance. Net income (loss) per ordinary share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to redeemable Class A ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the periods. Non-redeemable ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Ordinary shares subject to possible redemption
Numerator: Net income allocable to Class A ordinary shares subject to possible redemption
Interest earned on Treasury Bills held in trust	$31,708	$41,116
Less: interest available to be withdrawn for payment of taxes	-	-
Net income allocable to Class A ordinary shares subject to possible redemption	31,708	41,116
Denominator: Weighted Average Redeemable Class A
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	31,633,297	20,908,787
Basic and Diluted net income per share, Redeemable Class A ordinary shares	$0.00	$0.00

Non-Redeemable Ordinary Shares
Numerator: Net loss minus redeemable net earnings
Net income (loss)	$(2,348,357)	$587,314
Redeemable Net Income	(31,708)	(41,116)
Non-Redeemable Net Income (Loss)	(2,380,065)	546,198
Denominator: Weighted Average Non-Redeemable Ordinary Shares
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	10,366,703	9,464,142
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.23)	$0.06

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to shareholders’ equity upon the completion of the IPO. Accordingly, on June 30, 2021, offering costs totaling $19,175,922 have been charged to shareholders’ equity (consisting of $6,405,000 of underwriting fee, $12,075,000 of deferred underwriting fee and $695,922 of other offering costs). Of the total transaction cost, $575,278 was reclassed to expense as a non-operating expense in the statement of operations with the rest of the offering cost charged to shareholders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares.

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

The Company accounts for its 14,891,667 ordinary shares warrants issued in connection with its Initial Public Offering (8,625,000) and Private Placement (6,266,667) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations.The fair value of the Private Placement Warrants has been estimated using Monte Carlo simulations at each measurement date. The fair value of the the Public Warrants was initially estimated using Monte Carlo simulations. After the Public Warrants were separately traded, the measurement of the Public Warrants will use an observable market quote in an active market.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 34,500,000 Units, (at a price of $10.00 per Unit. Each Unit consists of one share of Class A Ordinary shares, par value $0.0001 per share one-fourth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A Ordinary shares at a price of $11.50 per share.

Note 4 — Private Placement Warrants

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

Note 5 — Related Party Transactions

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

Promissory Note — Related Party

On December 30, 2020, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the IPO. As of June 30, 2021 and December 31, 2020, there was no outstanding amounts under the note.

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space and administrative support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended June 30, 2021 and for the period from February 25, 2021 (Effective Date) to June 30, 2021, the Company incurred $30,000 and $39,667 in expenses in connection with such service.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of the Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Note 6 — Commitments & Contingencies

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

Note 7 — Shareholder’s Equity

Preference shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were no shares of preference shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were 3,146,383 and 0 shares issued and outstanding (excluding 31,353,617 and 0 shares subject to possible redemption), respectively

Class B Ordinary shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there 8,625,000 Class B ordinary shares issued and outstanding, respectively.

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

Note 8 — Warrants

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Warrant liabilities – Public warrants	9,315,000	9,315,000		-
Warrant liabilities – Private warrants	6,768,000	-	-	6,768,000
Total Warrant liabilities	$16,083,000	$9,315,000	$-	$6,768,000

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of June 30, 2021, is classified as Level 1 due to the use of an observable market quote in an active market.

The Company utilizes a Monte Carlo simulation model to value the private placement warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the quarter ended June 30, 2021, other than the transfer of Public warrants liabilities from Level 3 to Level 1 .

The following table provides quantitative information regarding Level 3 fair value measurements:

	At March 2, 2021 (Initial Measurement)	At June 30, 2021
Share price	$10.16	$9.70
Strike price	$11.50	$11.50
Term (in years)	5.0	0.67
Volatility	17.0%	18.1%
Risk-free rate	0.88%	0.98%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities

Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 2, 2021	10,350,000	7,520,000	17,870,000
Change in valuation inputs or other assumptions	(1,035,000)	(752,000)	(1,787,000)
Fair value as of June 30, 2021	$9,315,000	$6,768,000	$16,083,000

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $1,787,000 within change in fair value of warrant liabilities in the Statement of Operations for the period from March 2, 2021 (IPO) to June 30, 2021.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 6,266,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $9.4 million.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our Initial Public Offering and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $2,796,798, which consisted of $448,441 of operating costs consisting mostly of general and administrative expenses, foreign currency exchange loss of $581 and unrealized loss on change in fair value of warrant liability of $2,382,666, offset by investment income of $34,890 on our amounts held in the Trust Account.

For the six months ended June 30, 2021, we had a net income of $587,134, which consisted of unrealized gain on change in fair value of warrant liability of $1,787,000 and investment income of $45,242 on our amounts held in the Trust Account, offset by $669,069 of operating costs consisting mostly of general and administrative expenses, foreign currency exchange loss of $581 and offering expenses related to warrant issuance of $575,278.

We classify the Warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. As part of the reclassification to warrant liability, we reclassed a portion of the offering costs associated with the Initial Public Offering originally charged to shareholders’ equity, to an expense in the statement of operations in the amount of $575,278 based on a relative fair value basis. For the three months ended June 30, 2021, the change in fair value of the Warrants was an increase in the liability of $2,382,666. For the period from the Initial Public Offering to June 30, 2021, the change in fair value of the Warrants was a decrease in the liability of approximately $1,787,000.

Liquidity and Capital Resources

As of June 30, 2021, we had cash outside the Trust Account of $602,848 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of June 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through June 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, and the remaining net proceeds from the Initial Public Offering and the sale of Private Placement Warrants.

The Company anticipates that the $602,848 outside of the Trust Account as of June 30, 2021, will be sufficient to allow the Company to operate for at least the next twelve (12) months, assuming that a Business Combination is not consummated during that time. Until consummation of our Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5 to our financial statements) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5 to our financial statements), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company will need to raise additional capital through loans from its sponsor, officers, directors, or third parties. None of the sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

We classify the Warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities other than described below.

We have an agreement to pay the Sponsor a total of up to $10,000 per month for office space, utilities and secretarial and administrative support services. We began incurring these fees on February 25, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

We have an agreement to pay the underwriters of our Initial Public Offering a deferred fee of $12,075,000 in the aggregate, which will become payable to them from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies as discussed in the Form 8-K and the final prospectus filed by us with the SEC on March 9, 2021 and March 1, 2021, respectively, except for Amendment No. 1 on Form 8-K/A filed by the Company on May 28, 2021 to amend and restate the Company’s audited balance sheet to reflect the classification of the Company’s Warrants as a liability, in accordance with the SEC’s Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”).

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 31,353,617 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

We issued an aggregate of 14,891,667 Warrants in connection with our Initial Public Offering and Private Placement, which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the Warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Private Placement Warrants has been estimated using Monte Carlo simulations at each measurement date. The fair value of the the Public Warrants was initially estimated using Monte Carlo simulations. After the Public Warrants were separately traded, the measurement of the Public Warrants will use an observable market quote in an active market.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” The Company’s statements of operations include a presentation of income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted, for redeemable Class A ordinary share is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A ordinary shares outstanding since original issuance. Net income (loss) per ordinary share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to redeemable Class A ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the periods. Non-redeemable ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

We determined that we had initially recorded our Warrants as equity instruments instead of as liabilities in our balance sheet as of March 2, 2021, which we filed on Form 8-K on March 9, 2021. We determined that our error in accounting for these Warrants represented a material weakness in our internal controls.

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2021.

Our internal control over financial reporting did not result in the proper accounting classification of certain of the warrants we issued in March 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued the SEC Statement. The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our Initial Public Offering in March 2021.

On May 28, 2021, the Company filed with the SEC Amendment No. 1 on Form 8-K/A to amend and restate the Company’s audited balance sheet to reflect the classification of the Company’s warrants as a liability, in accordance with the SEC Statement.

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the period from March 31, 2021 through June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management previously identified a material weakness in internal controls related to the accounting for the Warrants issued in connection with our Initial Public Offering, as described above. To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s final prospectus for the Initial Public Offering as filed with the SEC on March 1, 2021 and in the Company’s Form 10-Q as filed with the SEC on May 24, 2021.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of August , 2021.

FREEDOM ACQUISITION I CORP.

By:	/s/ Adam Gishen
Name:	Adam Gishen
Title:	Chief Executive Officer