Form 10-Q
period 2021-09-30
Freedom Acquisition I Corp.
filed 2021-11-15
CIK 1838987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, 34,500,000 Class A ordinary shares, par value $0.0001, and 8,625,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

FREEDOM ACQUISITION I CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEDOM ACQUISITION I CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2021 (Unaudited)	December 31, 2020
Assets
Current assets:
Cash	$381,890	$—
Prepaid expenses - short term	727,616	—
Deferred offering costs associated with IPO	—	127,691
Total current assets	1,109,506	127,691
Prepaid expenses - long term	295,578
Marketable Securities held in Trust account	345,077,833	—
Total assets	$346,482,917	$127,691

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$109,817	$108,185
Total current liabilities	109,817	108,185
Warrant Liabilities	9,977,417	—
Deferred underwriters’ discount payable	12,075,000	—
Total liabilities	22,162,234	108,185

Commitments
Class A Ordinary shares subject to possible redemption 34,500,000 and 0 shares subject to possible redemption at redemption value at September 30, 2021 and December 31, 2020, respectively	345,000,000	—

Shareholders’ equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 and 8,625,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(20,680,180)	(5,494)
Total shareholders’ equity (deficit)	(20,679,317)	19,506
Total liabilities, redeemable ordinary shares and shareholders’ equity (deficit)	$346,482,917	$127,691

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM ACQUISITION I CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021

Operating costs	$353,484	$1,022,553
Loss from operations	(353,484)	(1,022,553)

Other income/(expense)
Foreign currency exchange loss	(183)	(764)
Interest income on marketable securities held in Trust Account	32,591	77,833
Change in fair value of warrant liabilities	6,105,583	7,892,583
Offering expenses related to warrant issuance	—	(575,278)
Total other income	6,137,991	7,394,374

Net income	$5,784,507	$6,371,821

Weighted average shares outstanding, Class A ordinary shares	34,500,000	26,917,582
Basic and diluted net income per share, Class A ordinary shares	$0.14	$0.19
Weighted average shares outstanding, Class B ordinary shares	7,500,000	7,500,000
Basic and diluted net income per share, Class B ordinary shares	$0.14	$0.19

The accompanying notes are an integral part of these unaudited condensed financial statements.

 FREEDOM ACQUISITION I CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary shares				Additional	Accumulated	Total Shareholders’
	Class A		Class B		Paid-In	Earnings	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance as of December 31, 2020	—	$—	8,625,000	$863	$24,137	$(5,494)	$19,506
Sale of Units in Initial Public Offering, net of underwriter fee	34,500,000	3,450	—	—	—	—	3,450
Sale of private placement, net	—	—	—	—	1,880,000	—	1,880,000
Class A ordinary shares subject to possible redemption	(34,500,000)	(3,450)	—	—	—	—	(3,450)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(1,904,137)	(27,046,507)	(28,950,644)
Net income	—	—	—	—	—	3,384,112	3,384,112
Restated Balance as of March 31, 2021 (Unaudited), See Note 2	—	$—	8,625,000	$863	$—	$(23,667,889)	$(23,667,026)
Net loss	—	—	—	—	—	(2,796,798)	(2,796,798)
Restated Balance as of June 30, 2021 (Unaudited), See Note 2	—	$—	8,625,000	$863	$—	$(26,464,687)	$(26,463,824)
Net income	—	—	—	—	—	5,784,507	5,784,507
Balance as of September 30, 2021 (Unaudited)	—	$—	8,625,000	$863	$—	$(20,680,180)	$(20,679,317)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM ACQUISITION I CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net income	$6,371,821
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on trust account	(77,833)
Change in fair value of warrant liabilities	(7,892,583)
Offering costs allocated to warrants	575,278
Changes in current assets and current liabilities:
Prepaid assets	(1,023,194)
Accounts payable and accrued expenses	109,817
Net cash used in operating activities	(1,936,694)

Cash Flows from Investing Activities:
Investment of cash into trust account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	338,595,000
Proceeds from issuance of Private Placement Warrants	9,400,000
Repayment of promissory note to related party	(90,996)
Payments of offering costs	(585,420)
Net cash provided by financing activities	347,318,584

Net Change in Cash	381,890
Cash - Beginning	—
Cash - Ending	$381,890

Supplemental disclosure of noncash financing activities:
Initial value of Class A ordinary shares subject to possible redemption	$345,000,000
Initial value of warrant liabilities	$17,870,000
Deferred underwriters’ discount payable charged to additional paid-in capital	$12,075,000
Deferred offering costs paid under promissory note	$90,996

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

As of September 30, 2021, the Company had not yet commenced any operations. All activity through September 30, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

 Liquidity

As of September 30, 2021, the Company had cash outside the Trust Account of $381,890 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use prior to an initial Business Combination and is restricted for use either in a Business Combination or to redeem ordinary shares. As of September 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through September 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from the IPO and the sale of Private Placement Units.

The Company anticipates that the $381,890 outside of the Trust Account as of September 30, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Note 2 — Restatement of Previously Furnished Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company previously determined the ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per ordinary shares while also taking into consideration its amended and restated memorandum and articles of association’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the ordinary shares and determined that the ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that the carrying value should include all ordinary shares subject to possible redemption, resulting in the ordinary shares subject to possible redemption being classified as temporary equity in its entirety. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares.

In connection with the change in presentation for the ordinary shares subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) evenly to ordinary shares subject to redemption and those that are not subject to redemption. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company. The Company is reporting the restatements to those periods in this Quarterly Report.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following table:

	As Reported	Adjustment	As Adjusted
Balance Sheet as of March 2, 2021 (as restated in footnote 2 of form 10Q filed on May 24, 2021 and May 28, 2021, respectively)
Ordinary shares subject to possible redemption ($)	$312,365,640	$32,634,360	$345,000,000

Ordinary shares Class A, $0.0001 par value	326	(326)	—
Ordinary shares Class B, $0.0001 par value	863	—	863
Additional Paid in Capital	5,587,527	(5,587,527)	—
Accumulated Deficit	(588,707)	(27,046,507)	(27,635,214)
Total Shareholders' Equity (Deficit)	$5,000,009	$(32,634,360)	$(27,634,351)
Number of shares subject to redemption	31,236,564	3,263,436	34,500,000

Balance Sheet as of March 31, 2021 (per form 10-Q filed on May 24, 2021)
Ordinary shares subject to possible redemption ($)	$316,332,970	$28,667,030	$345,000,000

Ordinary shares Class A, $0.0001 par value	287	(287)	—
Ordinary shares Class B, $0.0001 par value	834	—	863
Additional Paid in Capital	1,620,236	(1,620,236)	—
Retained Earnings (Accumulated Deficit)	3,378,618	(27,046,507)	(23,667,889)
Total Shareholders' Equity (Deficit)	$5,000,004	$(28,667,030)	$(23,667,026)
Number of shares subject to redemption	31,633,297	2,866,703	34,500,000

	As Reported	Adjustment	As Adjusted
Unaudited Statement of Operations for the three months ended March 31, 2021 as adjusted for Temporary Equity related to Public Shares
Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	31,249,788	3,250,212	34,500,000
Basic and diluted weighted average shares outstanding, ordinary shares not subject to redemption	9,708,404	(2,208,404)	7,500,000
EPS - Redeemable Shares	$0.00	$0.08	$0.08
EPS - Non-Redeemable Shares	$0.35	$(0.27)	$0.08

Balance Sheet as of June 30, 2021 (per form 10-Q filed on August 16, 2021)
Ordinary shares subject to possible redemption ($)	$313,536,170	$31,463,830	$345,000,000

Ordinary shares Class A, $0.0001 par value	315	(315)	—
Ordinary shares Class B, $0.0001 par value	863	—	863
Additional Paid in Capital	4,417,008	(4,417,008)	—
Retained Earnings (Accumulated Deficit)	581,820	(27,046,507)	(26,464,687)
Total Shareholders' Equity (Deficit)	$5,000,006	$(31,463,830)	$(26,463,824)
Number of shares subject to redemption	31,353,617	3,146,383	34,500,000

Unaudited Statement of Operations for the three and six months ended June 30, 2021 as adjusted for Temporary Equity related to Public Shares
Three months ended June 30, 2021
Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	31,633,297	2,866,703	34,500,000
Basic and diluted weighted average shares outstanding, ordinary shares not subject to redemption	10,366,703	(2,866,703)	7,500,000
EPS - Redeemable Shares	$0.00	$(0.07)	$(0.07)
EPS - Non-Redeemable Shares	$(0.23)	$0.16	$(0.07)

Six months ended June 30, 2021
Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	20,908,787	13,591,213	34,500,000
Basic and diluted weighted average shares outstanding, ordinary shares not subject to redemption	9,464,142	(1,964,142)	7,500,000
EPS - Redeemable Shares	$0.00	$0.01	$0.01
EPS - Non-Redeemable Shares	$0.06	$(0.04)	$0.01

	As Reported	Adjustment	As Adjusted
Cash Flows as of March 31, 2021 (per form 10-Q filed on May 24, 2021)
Supplemental Disclosure of Non-cash Financing Activities:

Initial value of Class A ordinary shares subject to possible redemption	$312,365,640	$32,634,360	$345,000,000
Initial value of warrant liabilities	$3,967,330	$(3,967,330)	$—

Cash Flows as of June 30, 2021 (per form 10-Q filed on August 16, 2021)
Supplemental Disclosure of Non-cash Financing Activities:

Initial value of Class A ordinary shares subject to possible redemption	$312,365,640	$32,634,360	$345,000,000
Initial value of warrant liabilities	$1,170,530	$(1,170,530)	$—

Note 3 — Significant Accounting Policies

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 1, 2021, as well as the Company’s Current Reports on Form 8-K. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

 Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

 Investment Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320 “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

As of September 30, 2021, investment in the Company’s Trust Account consisted of $951 in cash and $345,076,882 in U.S. Treasury Securities. All of the U.S. Treasury Securities will mature on December 2, 2021. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding losses and fair value of held to maturity securities on September 30, 2021 are as follows:

	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2021
U.S. Money Market	$951	$—	$—	$951
U.S. Treasury Securities	345,076,882		(3,775)	345,073,107
	$345,077,833	$—	$(3,775)	$345,074,058

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021 and December 31, 2020, the Company has not experienced losses on this account.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, 34,500,000 and 0 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income Per Common Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 14,891,667 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$4,751,559	$1,032,948	$4,983,326	$1,388,495
Denominator:
Weighted average shares outstanding	34,500,000	7,500,000	26,917,582	7,500,000
Basic and diluted net income per share	$0.14	0.14	$0.19	0.19

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to shareholders’ equity upon the completion of the IPO. Accordingly, on September 30, 2021, offering costs totaling $19,175,922 have been charged to shareholders’ equity (consisting of $6,405,000 of underwriting fee, $12,075,000 of deferred underwriting fee and $695,922 of other offering costs). Of the total transaction cost, $575,278 was reclassed to expense as a non-operating expense in the statement of operations with the rest of the offering cost charged to shareholders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares.

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

The Company accounts for its 14,891,667 ordinary shares warrants issued in connection with its Initial Public Offering (8,625,000) and Private Placement (6,266,667) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Private Placement Warrants has been estimated using Monte Carlo simulations at each measurement date. The fair value of the Public Warrants was initially estimated using Monte Carlo simulations. After the Public Warrants were separately traded, the measurement of the Public Warrants will use an observable market quote in an active market.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Promissory Note — Related Party

On December 30, 2020, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the IPO. As of September 30, 2021 and December 31, 2020, there was no outstanding amounts under the note.

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space and administrative support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2021 and for the period from February 25, 2021 (Effective Date) to September 30, 2021, the Company incurred $30,000 and $69,667 in expenses in connection with such service.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of the Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

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

Note 8 — Shareholder’s Equity

Preference shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were no shares of preference shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were 34,500,000 and 0 shares of Class A ordinary shares outstanding, all of which is subject to possible redemption.

Class B Ordinary shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there 8,625,000 Class B ordinary shares issued and outstanding, respectively.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Warrant liabilities – Public warrants	5,778,750	5,778,750		-
Warrant liabilities – Private warrants	4,198,667	-	-	4,198,667
Total Warrant liabilities	$9,977,417	$5,778,750	$-	$4,198,667

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of September 30, 2021, is classified as Level 1 due to the use of an observable market quote in an active market.

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

There were no transfers between Levels 1, 2 or 3 during the quarter ended September 30, 2021, other than the transfer of Public warrants liabilities from Level 3 to Level 1.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At March 2, 2021 (Initial Measurement)	At September 30, 2021
Share price	$10.16	$9.75
Strike price	$11.50	$11.50
Term (in years)	5.0	0.42
Volatility	17.0%	12.0%
Risk-free rate	0.88%	1.08%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities

Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 2, 2021	10,350,000	7,520,000	17,870,000
Change in valuation inputs or other assumptions	(1,035,000)	(752,000)	(1,787,000)
Fair value as of June 30, 2021	$9,315,000	$6,768,000	$16,083,000
Change in valuation inputs or other assumptions	(3,536,250)	(2,569,333)	(6,105,583)
Fair value as of September 30, 2021	$5,778,750	$4,198,667	$9,977,417

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $7,892,583 within change in fair value of warrant liabilities in the Statement of Operations for the period from March 2, 2021 (IPO) to September 30, 2021.

The following table presents a summary of the changes in the fair value of level 3 warrant liabilities:

	Private Placement	Public	Total Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 2, 2021	7,520,000	10,350,000	17,870,000
Transfer to Level 1	—	(10,350,000)	(10,350,000)
Change in fair value	(3,321,333)	—	(3,321,333)
Fair value as of September 30, 2021	$4,198,667	$—	$4,198,667

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

For the three months ended September 30, 2021, we had a net income of $5,784,507, which consisted of $353,484 of operating costs consisting mostly of general and administrative expenses, foreign currency exchange loss of $183 and unrealized gain on change in fair value of warrant liability of $6,105,583, offset by investment income of $32,591 on our amounts held in the Trust Account.

For the nine months ended September 30, 2021, we had a net income of $6,371,821, which consisted of unrealized gain on change in fair value of warrant liability of $7,892,583 and investment income of $77,833 on our amounts held in the Trust Account, offset by $1,022,553 of operating costs consisting mostly of general and administrative expenses, foreign currency exchange loss of $764 and offering expenses related to warrant issuance of $575,278.

We classify the Warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. As part of the reclassification to warrant liability, we reclassed a portion of the offering costs associated with the Initial Public Offering originally charged to shareholders’ equity, to an expense in the statement of operations in the amount of $575,278 based on a relative fair value basis. For the three months ended September 30, 2021, the change in fair value of the Warrants was a decrease in the liability of $6,105,583. For the period from the Initial Public Offering to September 30, 2021, the change in fair value of the Warrants was a decrease in the liability of approximately $7,892,583.

Liquidity and Capital Resources

As of September 30, 2021, we had cash outside the Trust Account of $381,890 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of September 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through September 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, and the remaining net proceeds from the Initial Public Offering and the sale of Private Placement Warrants.

The Company anticipates that the $381,890 outside of the Trust Account as of September 30, 2021, will be sufficient to allow the Company to operate for at least the next twelve (12) months, assuming that a Business Combination is not consummated during that time. Until consummation of our Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6 to our financial statements) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6 to our financial statements), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 34,500,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

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

We issued an aggregate of 14,891,667 Warrants in connection with our Initial Public Offering and Private Placement, which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the Warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Private Placement Warrants has been estimated using Monte Carlo simulations at each measurement date. The fair value of the Public Warrants was initially estimated using Monte Carlo simulations. After the Public Warrants were separately traded, the measurement of the Public Warrants will use an observable market quote in an active market.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

We determined that we had initially recorded our Warrants as equity instruments instead of as liabilities in our balance sheet as of March 2, 2021, which we filed on Form 8-K on March 9, 2021. Our internal control over financial reporting did not result in the proper accounting classification of certain of the warrants we issued in March 2021. This mistake in classification was brought to our attention only when the SEC issued the SEC Statement. The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our Initial Public Offering in March 2021.

On May 28, 2021, the Company filed with the SEC Amendment No. 1 on Form 8-K/A to amend and restate the Company’s audited balance sheet to reflect the classification of the Company’s warrants as a liability, in accordance with the SEC Statement.

In addition, as part of a subsequent review of our accounting for more complex equity situations, we also changed our accounting methodology for our Class A ordinary shares subject to possible redemption to be in accordance with guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Redeemable equity instruments (including equity instruments that feature redemption rights that are either with the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Accordingly, we have determined that all of our outstanding Class A ordinary shares should be presented as temporary equity.

Due to the impact of these errors in the classification of our warrants and Class A ordinary shares, we determined that a material weakness exists in our internal control over financial reporting.

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the period from June 30, 2021 through September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management has identified a material weakness in our internal control over financial reporting related to the accounting of complex financial instruments due to the errors related to the classification of our warrants and Class A ordinary shares, as described above. To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s final prospectus for the Initial Public Offering as filed with the SEC on March 1, 2021 and in the Company’s Form 10-Q as filed with the SEC on May 24, 2021, except for the below:

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

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments as a result of the change in classification of all of our redeemable Class A ordinary shares as temporary equity and the classification of our warrants as liabilities. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of November, 2021.

FREEDOM ACQUISITION I CORP.

By:	/s/ Adam Gishen
Name:	Adam Gishen
Title:	Chief Executive Officer