Form 10-Q
period 2022-06-30
Freedom Acquisition I Corp.
filed 2022-08-23
CIK 1838987

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

1 212 - 618-1798

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

As of August 23, 2022, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None

FREEDOM ACQUISITION I CORP.

Quarterly Report on Form 10-Q

Table of Contents

		Page No
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022 and for the Three and Six Months Ended June 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2022 and for the Three and Six Months Ended June 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the Six Months Ended June 30, 2021	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

SIGNATURES		30

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FREEDOM ACQUISITION I CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$425,945	$277,583
Prepaid expenses - short term	530,211	724,066
Total current assets	956,156	1,001,649
Prepaid expenses - long term	—	113,073
Cash and marketable securities held in Trust Account	345,700,519	345,105,681
Total Assets	$346,656,675	$346,220,403

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$3,464,180	$2,579,641
Convertible promissory note	475,500	—
Total current liabilities	3,939,680	2,579,641
Warrant Liabilities	3,722,916	8,488,250
Deferred underwriters’ discount payable	12,075,000	12,075,000
Total Liabilities	19,737,596	23,142,891

Commitments and Contingencies (See Note 6)
Class A Ordinary shares subject to possible redemption 34,500,000 and 0 shares subject to possible redemption at redemption value at June 30, 2022 and December 31, 2021, respectively	345,700,519	345,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized at June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(18,782,303)	(21,923,351)
Total Shareholders’ Deficit	(18,781,440)	(21,922,488)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$346,656,675	$346,220,403

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM ACQUISITION I CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating costs	$824,081	$448,441	$2,022,164	$669,069
Loss from operations	(824,081)	(448,441)	(2,022,164)	(669,069)

Other income (expense):
Foreign currency exchange loss	(21,775)	(581)	(20,942)	(581)
Interest income on marketable securities held in Trust Account	484,975	34,890	594,838	45,242
Change in fair value of warrant liabilities	2,382,667	(2,382,666)	4,765,334	1,787,000
Change in fair value of convertible note	4,200	—	4,200	—
Offering expenses related to warrant issuance	—	—	—	(575,278)
Total other income (expense), net	2,850,067	(2,348,357)	5,343,430	1,256,383

Net income (loss)	$2,025,986	$(2,796,798)	$3,321,266	$587,314

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	34,500,000	34,500,000	34,500,000	34,500,000
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.05	$(0.07)	$0.08	$0.01
Weighted average shares outstanding, Class B ordinary shares	8,625,000	7,500,000	8,625,000	7,500,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.05	$(0.07)	$0.08	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM ACQUISITION I CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	8,625,000	$863	$—	$(21,923,351)	$(21,922,488)
Net income	—	—	—	—	—	1,295,281	1,295,281
Balance as of March 31, 2022	—	—	8,625,000	863	$—	(20,628,070)	(20,627,207)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(180,219)	(180,219)
Proceeds received on convertible note less than fair value	—	—	—	—	520,300	—	520,300
Accretion portion net against additional paid-in capital	—	—	—	—	(520,300)	—	(520,300)
Net income	—	—	—	—	—	2,025,986	2,025,986
Balance as of June 30, 2022	—	$—	8,625,000	$863	$—	$(18,782,303)	$(18,781,440)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM ACQUISITION I CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional		Total Shareholder’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	—	$—	8,625,000	$863	$24,137	$(5,494)	$19,506
Sale of Units in Initial Public Offering, net of underwriter fee	34,500,000	3,450	—	—	—	—	3,450
Cash paid in excess of fair value for private placement warrants	—	—	—	—	1,880,000	—	1,880,000
Class A ordinary shares subject to possible redemption	(34,500,000)	(3,450)	—	—	—	—	(3,450)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(1,904,137)	(27,046,507)	(28,950,644)
Net income	—	—	—	—	—	3,384,112	3,384,112
Balance as of March 31, 2021	—	—	8,625,000	863	$—	(23,667,889)	(23,667,026)
Net loss	—	—	—	—	—	(2,796,798)	(2,796,798)
Balance as of June 30, 2021	—	$—	8,625,000	$863	$—	$(26,464,687)	$(26,463,824)

 The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM ACQUISITION I CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Cash Flows from Operating Activities:
Net income	$3,321,266	$587,314
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(594,838)	(45,242)
Change in fair value of warrant liabilities	(4,765,334)	(1,787,000)
Change in fair value of convertible note	(4,200)	—
Offering costs allocated to warrants	—	575,278
Changes in current assets and current liabilities:
Prepaid expenses	306,929	(1,211,316)
Accounts payable and accrued expenses	884,539	165,230
Net cash used in operating activities	(851,638)	(1,715,736)

Cash Flows from Investing Activities:
Investment of Cash into Trust Account	—	(345,000,000)
Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	—	338,595,000
Proceeds from issuance of Private Placement Warrants	—	9,400,000
Proceeds from issuance of Convertible Promissory Note	1,000,000	—
Repayment of promissory note to related party	—	(90,996)
Payments of offering costs	—	(585,420)
Net cash provided by financing activities	1,000,000	347,318,584

Net Change in Cash	148,362	602,848
Cash - Beginning	277,583	—
Cash - Ending	$425,945	$602,848

Supplemental disclosure of noncash financing activities:
Initial value of Class A ordinary shares subject to possible redemption	$—	$345,000,000
Initial value of warrant liabilities	$—	$17,870,000
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$12,075,000
Accretion of Class A ordinary shares subject to possible redemption	$700,519	$—
Deferred offering costs paid under promissory note	$—	$90,996

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM ACQUISITION I CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company’s sponsor is Freedom Acquisition I LLC, a Cayman Islands limited liability company (the “Sponsor”).

As of June 30, 2022, the Company had not yet commenced any operations. All activity through June 30, 2022, relates to the Company’s formation and the Initial Public Offering (“IPO” or “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Liquidity

As of June 30, 2022, the Company had cash outside the Trust Account of $425,945 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use prior to an initial Business Combination and is restricted for use either in a Business Combination or to redeem ordinary shares. As of June 30, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 13, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Estimates made in preparing these unaudited condensed financial statements include, among other things, the fair value measurement of the Private Warrant liabilities.

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320 “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or remeasurement of premiums or discounts.

As of June 30, 2022, investment in the Company’s Trust Account consisted of $5,849 in cash and $345,694,670 in U.S. Treasury Securities. As of December 31, 2021, investment in the Company’s Trust Account consisted of $484 in cash and $345,105,197 in U.S. Treasury Securities. All of the U.S. Treasury Securities (the “T-bills”) were matured on March 3, 2022 and the Company repurchased new T-bills. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding losses and fair value of held to maturity securities on June 30, 2022 and December 31, 2021 are as follows:

	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2022
Cash	$5,849	$—	$—	$5,849
U.S. Treasury Securities	345,694,670	—	(267,788)	345,426,882
	$345,700,519	$—	$(267,788)	$345,432,731

	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
Cash	$484	$—	$—	$484
U.S. Treasury Securities	345,105,197	—	(6,065)	345,099,132
	$345,105,681	$—	$(6,065)	$345,099,616

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

Convertible Promissory Note—Related Party

The Company accounts for its convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory notes. Using the fair value option, the convertible promissory notes are required to be recorded at their initial fair value on the date of issuance, each drawdown date, and each balance sheet date thereafter. Differences between the face value of the note and fair value at each drawdown date are recognized as either an expense in the condensed statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the condensed statements of operations. Changes in the estimated fair value of the note are recognized as non-cash change in the fair value of the convertible promissory notes in the condensed statements of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 34,500,000 and 0 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

Net Income (Loss) Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 14,891,667 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and six months ended June 30, 2022 and June 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary share:

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,620,789	$405,197	$2,657,013	$664,253
Denominator:
Weighted average shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000
Basic and diluted net income per share	$0.05	$0.05	$0.08	$0.08

	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$(2,293,374)	$(503,424)	$482,437	$104,878
Denominator:
Weighted average shares outstanding	34,500,000	7,500,000	34,500,000	7,500,000
Basic and diluted net income (loss) per share	$(0.07)	$(0.07)	$0.01	$0.01

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to temporary equity upon the completion of the IPO. Accordingly, on June 30, 2022, offering costs totaling $19,175,922 have been charged to temporary equity (consisting of $6,405,000 of underwriting fee, $12,075,000 of deferred underwriting fee and $695,922 of other offering costs). Of the total transaction cost, $575,278 was reclassed to expense as a non-operating expense in the statements of operations with the rest of the offering cost charged to temporary equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

As of June 30, 2022 and December 31, 2021, the ordinary share reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO	$345,000,000
Less:
Proceeds allocated to Public Warrants	(10,350,000)
Ordinary share issuance costs	(18,600,644)
Plus:
Accretion of carrying value to redemption value	28,950,644

Contingently redeemable ordinary share as of December 31, 2021	$345,000,000
Plus:
Accretion of carrying value to redemption value	700,519
Contingently redeemable ordinary share as of June 30, 2022	$345,700,519

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

On May 16, 2022, the Sponsor transferred 25,000 shares to one of the Company’s directors following the departure of a previous director. The transfer of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date.

The transfer of Founders Shares to the Company’s director, as described above, is within the scope of ASC 718, as such, the fair value of the 25,000 shares transferred to the Company’s director was $123,750 or $4.95 per share. The transfer of the shares was granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the transfer date fair value per share (unless subsequently modified). Founder Shares will automatically convert into Class A shares at a one-to-one ratio upon completion of a Business Combination. The Founder Shares will receive no distributions if the Company is liquidated prior to a Business Combination. In addition, the holders of the Founder Shares are restricted from transferring the Founder Shares and the Class A shares received upon conversion until six months to a year after a Business Combination.

Promissory Note — Related Party

On December 30, 2020, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of June 30, 2022 or the completion of the IPO.

As of June 30, 2022 and December 31, 2021, there was no outstanding amounts under the Promissory Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. After giving effect to the Note described below, up to $1,500,000 of additional Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

On June 6, 2022, the Company issued an unsecured promissory note (the “Note”) in the amount of up to $500,000 to our Sponsor. The proceeds of the Note, which may be drawn down from time to time until the Company consummate the initial Business Combination, will be used for general working capital purposes. The Note bears no interest and is payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of the Initial Public Offering (or such later date as may be extended in accordance with the terms of the our Amended and Restated Memorandum and Articles of Association) or (ii) the consummation of the Business Combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Note may be accelerated. Prior to the Company’s first payment of all or any portion of the principal balance of the Note in cash, the Sponsor has the option to convert all, but not less than all, of the principal balance of the Note into private placement warrants (the “Conversion Warrants”), each warrant exercisable for one ordinary share at an exercise price of $1.50 per share. The terms of the Conversion Warrants would be identical to the warrants issued by the Company to the Sponsor in a private placement that was consummated in connection with the Company’s initial public offering. The Sponsor shall be entitled to certain registration rights relating to the Conversion Warrants. The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

As of June 30, 2022 and December 31, 2021, the Company had an aggregate of $1,000,000 and $0 borrowings as a result of both the April 1, 2022 and June 6, 2022 Convertible Notes.

Administrative Support Service

Commencing on the date of the IPO, the Company has agreed to pay the Sponsor up to $10,000 per month for office space and administrative support services. These are paid on a monthly basis via invoices, and there was no amount due under the Administrative Services Agreement as of June 30, 2022. For the three and six months ended June 30, 2022 and June 30, 2021, the Company did not incur expenses in connection with such services.

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

Note 7 — Shareholders’ Deficit

 Preference shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

 Class A Ordinary shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were 34,500,000 and 0 Class A ordinary shares outstanding, all of which is subject to possible redemption.

Class B Ordinary shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding, respectively.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Description
Investments held in trust account- U.S. Money Market Fund	$5,849	$5,849	$—	$—
Investments held in trust account- U.S. Treasury Securities	345,694,670	345,694,670	—	—
Total Investments held in Trust Account	$345,700,519	$345,700,519	$—	$—

Warrant liabilities – Public warrants	$2,156,250	$2,156,250	$—	$—
Warrant liabilities – Private warrants	1,566,666	—	—	1,566,666
Convertible Note – April 1, 2022	237,750	—	—	237,750
Convertible Note – June 6, 2022	237,750	—	—	237,750
Total Warrant liabilities	$4,198,416	$2,156,250	$—	$2,042,166

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Investments held in trust account- U.S. Money Market Fund	$484	$484	$—	$—
Investments held in trust account- U.S. Treasury Securities	345,105,197	—	345,105,197	—
Total Investments held in Trust Account	$345,105,681	$484	$345,105,197	$—

Warrant liabilities – Public warrants	$4,916,250	$4,916,250	$—	$—
Warrant liabilities – Private warrants	3,572,000	—	—	3,572,000
Total Warrant liabilities	$8,488,250	$4,916,250	$—	$3,572,000

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of June 30, 2022 and December 31, 2021, is classified as Level 1 due to the use of an observable market quote in an active market.

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

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The value of the securities transferred from a Level 2 measurement to a Level 1 measurement during the period ended June 30, 2022 was $345,105,197.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At June 30, 2022	At December 31, 2021
Share price	$9.82	$9.68
Strike price	$11.50	$11.50
Term (in years)	0.67	0.50
Volatility	2.0%	10.5%
Risk-free rate	3.0%	1.30%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities

Fair value as of January 1, 2022	$4,916,250	$3,572,000	$8,488,250
Change in valuation inputs or other assumptions	(1,380,000)	(1,002,667)	(2,382,667)
Fair value as of March 31, 2022	3,536,250	2,569,333	6,105,583
Change in valuation inputs or other assumptions	(1,380,000)	(1,002,667)	(2,382,667)
Fair value as of June 30, 2022	$2,156,250	$1,566,666	$3,722,916

	Public	Private Placement	Warrant Liabilities

Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 2, 2021	10,350,000	7,520,000	17,870,000
Change in valuation inputs or other assumptions	(2,415,000)	(1,754,666)	(4,169,666)
Fair value as of March 31, 2021	7,935,000	5,765,334	13,700,334
Change in valuation inputs or other assumptions	1,380,000	1,002,666	2,382,666
Fair value as of June 30, 2021	$9,315,000	$6,768,000	$16,083,000

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $2,382,667 and $4,765,334 within change in fair value of warrant liabilities in the Statements of Operations for the three and six months ended June 30, 2022, respectively. The Company recognized losses and gains in connection with changes in the fair value of warrant liabilities of $2,382,666 and $1,787,000 within change in fair value of warrant liabilities in the Statements of Operations for the three and six months ended June 30, 2021, respectively.

The following table presents a summary of the changes in the fair value of level 3 warrant liabilities:

	Private Placement	Public	Total Warrant Liabilities
Fair value as of January 1, 2022	$3,572,000	$—	$3,572,000
Change in fair value	(1,002,667)	—	(1,002,667)
Fair value as of March 31, 2022	2,569,333	—	2,569,333
Change in fair value	(1,002,667)	—	(1,002,667)
Fair value as of June 30, 2022	$1,566,666	$—	$1,566,666

	Private Placement	Public	Total Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 2, 2021	7,520,000	10,350,000	17,870,000
Change in fair value	(1,754,666)	(2,415,000)	(4,169,666)
Fair value as of March 31, 2021	5,765,334	7,935,000	13,700,334
Transfer to Level 1	—	(7,935,000)	(7,935,000)
Change in fair value	1,002,666	—	1,002,666
Fair value as of June 30, 2021	$6,768,000	$—	$6,768,000

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

For the three months ended June 30, 2022, we had net income of $2,025,986, which consisted of unrealized gain on change in fair value of warrant liability of $2,382,667 and investment income of $484,975 on our amounts held in the Trust Account, offset by $824,081 of operating costs consisting mostly of general and administrative expenses, change in the fair value of convertible notes of $4,200, and foreign currency exchange loss of $21,775.

For the six months ended June 30, 2022, we had net income of $3,321,266, which consisted of unrealized gain on change in fair value of warrant liability of $4,765,334 and investment income of $594,838 on our amounts held in the Trust Account, offset by $2,022,164 of operating costs consisting mostly of general and administrative expenses, change in the fair value of convertible notes of $4,200, and foreign currency exchange loss of $20,942.

For the three months ended June 30, 2021, we had a net loss of $2,796,798, which consisted of $448,441 of operating costs consisting mostly of general and administrative expenses, foreign currency exchange loss of $581 and unrealized loss on change in fair value of warrant liability of $2,382,666, offset by investment income of $34,890 on our amounts held in the Trust Account.

For the six months ended June 30, 2021, we had a net income of $587,314, which consisted of unrealized gain on change in fair value of warrant liability of $1,787,000 and investment income of $45,242 on our amounts held in the Trust Account, offset by $669,069 of operating costs consisting mostly of general and administrative expenses, foreign currency exchange loss of $581 and offering expenses related to warrant issuance of $575,278.

We classify the Warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. As part of the reclassification to warrant liability, we reclassed a portion of the offering costs associated with the Initial Public Offering originally charged to shareholders’ deficit, to an expense in the statements of operations in the amount of $575,278 based on a relative fair value basis. For the period from the Initial Public Offering to June 30, 2022, the change in fair value of the Warrants was a decrease in the liability of $14,147,084.

Liquidity and Capital Resources

As of June 30, 2022, we had cash outside the Trust Account of $425,945 in its operating bank accounts, $345,700,519 in marketable securities held in the Trust Account to be used for a business combination, or to repurchase or redeem its stock in connection therewith, and a working capital deficit of $2,983,524. As of June 30, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.

We have issued two unsecured promissory notes (the “Notes”) in the amount of up to $1,000,000 to our sponsor. The Notes were issued as of April 1, 2022 and June 6, 2022, both of which were issued for $500,000. The proceeds of the Notes, which may be drawn down from time to time until we consummate our initial business combination, will be used for general working capital purposes. The Notes bear no interest and are payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of our initial public offering (or such later date as may be extended in accordance with the terms of our amended and restated memorandum and articles of association) or (ii) the consummation of our business combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Notes may be accelerated. Prior to our first payment of all or any portion of the principal balance of the Notes in cash, our sponsor has the option to convert all, but not less than all, of the principal balance of the Notes into private placement warrants (the “Conversion Warrants”), each warrant exercisable for one of our ordinary share at an exercise price of $1.50 per share. The terms of the Conversion Warrants would be identical to the Private Placement Warrants. Our sponsor shall be entitled to certain registration rights relating to the Conversion Warrants. The issuance of the Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. As of June 30, 2022, the Company had drawn a total of $1,000,000 on the two Notes.

We may raise additional capital through loans or additional investments from the sponsor or an affiliate of the sponsor or certain of its directors and officers. The sponsor may, but is not obligated to, lend us funds, from time to time in whatever amounts it deems reasonable in its sole discretion, to meet our working capital needs. There can be no assurance that we will be able to obtain additional financing, however. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of its public shares upon consummation of its business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of its business combination.

If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Going Concern

In connection with our assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) Topic 205-40 Presentation of Financial Statements – Going Concern, pursuant to its Amended and Restated Certificate of Incorporation, we have until March 2, 2023 (absent any extensions of such period with shareholder approval) to consummate a business combination. If a business combination is not consummated by this date, or its shareholders have not approved an extension, we will have a mandatory liquidation and subsequent dissolution. Although we intend to consummate a business combination on or before March 2, 2023, and may seek an extension, it is uncertain that we will be able to consummate a business combination, or obtain an extension, by this time. This, as well as its liquidity condition, raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 2, 2023.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies as discussed in the Form 10-K filed by us with the SEC on April 13, 2022.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 34,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

Net Income (Loss) per Ordinary Share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 14,891,667 potential ordinary shares issuable upon the exercise of the Warrants were excluded from diluted earnings per share for the three and six months ended June 30, 2022 and June 30, 2021 because the Warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods.

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

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

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

On May 28, 2021, we filed with the SEC Amendment No. 1 on Form 8-K/A to amend and restate our audited balance sheet to reflect the classification of our warrants as a liability, in accordance with the SEC Statement.

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

On December 22, 2021, we filed with the SEC Amendment No. 2 on Form 8-K/A to reflect the classification of all of our Class A ordinary shares as temporary equity in accordance with ASC 480-10-S99.

In addition, the Company did not properly account for and classify (i) convertible promissory notes, resulting in an overstatement of convertible promissory notes and overstatement of total liabilities; (ii) accrued expenses, resulting in an overstatement of accrued expenses and related operating costs; and (iii) foreign exchange loss, resulting in an overstatement of foreign exchange loss and overstatement of total other income.

Due to the impact of the errors described above, we determined that a material weakness exists in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective and that there was a material weakness as identified in this Quarterly Report on Form 10-Q, we believe that our consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the period from March 2, 2021 through June 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management has identified a material weakness in our internal control over financial reporting related to the accounting of complex financial instruments due to the errors related to the classification of our warrants and Class A ordinary shares as well as certain errors relating to the accounting for the fair value of the convertible promissory notes, accrued expenses and foreign exchange loss, as described above. To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our unaudited condensed financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report for the year ended December 31, 2021 as filed with the SEC on April 13, 2022 and our Quarterly Report for the quarter ended March 31, 2022 as filed with the SEC on May 23, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in our final prospectus related to the Initial Public Offering.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 23rd day of August, 2022.

FREEDOM ACQUISITION I CORP.

By:	/s/ Adam Gishen
Name:	Adam Gishen
Title:	Chief Executive Officer