Form 10-Q
period 2022-09-30
Freedom Acquisition I Corp.
filed 2022-11-21
CIK 1838987

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 21, 2022, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None

FREEDOM ACQUISITION I CORP.

Quarterly Report on Form 10-Q

Table of Contents

		Page No
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022 and for the Three and Nine Months Ended September 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2022 and for the Three and Nine Months Ended September 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Nine Months Ended September 30, 2021	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

SIGNATURES		31

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FREEDOM ACQUISITION I CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$169,558	$277,583
Prepaid expenses - short term	325,445	724,066
Total current assets	495,003	1,001,649
Prepaid expenses - long term	—	113,073
Cash and marketable securities held in Trust Account	347,127,888	345,105,681
Total Assets	$347,622,891	$346,220,403

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,806,051	$2,579,641
Convertible promissory note	482,000	—
Total current liabilities	3,288,051	2,579,641
Warrant Liabilities	1,935,916	8,488,250
Deferred underwriters’ discount payable	12,075,000	12,075,000
Total Liabilities	17,298,967	23,142,891

Commitments and Contingencies (See Note 6)
Class A Ordinary shares subject to possible redemption 34,500,000 and 0 shares subject to possible redemption at redemption value at September 30, 2022 and December 31, 2021, respectively	347,127,888	345,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized at September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(16,804,827)	(21,923,351)
Total Shareholders’ Deficit	(16,803,964)	(21,922,488)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$347,622,891	$346,220,403

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM ACQUISITION I CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating costs	$486,312	$353,484	$2,508,476	$1,022,553
Legal fee discount	(681,811)	—	(681,811)	—
Income (loss) Loss from operations	195,499	(353,484)	(1,826,665)	(1,022,553)

Other income:
Foreign currency exchange gain (loss)	1,477	(183)	(19,465)	(764)
Interest income on marketable securities held in Trust Account	1,427,369	32,591	2,022,207	77,833
Change in fair value of warrant liabilities	1,787,000	6,105,583	6,552,334	7,892,583
Change in fair value of convertible note	(6,500)		(2,300)	—
Offering expenses related to warrant issuance	—		—	(575,278)
Total other income, net	3,209,346	6,137,991	8,552,776	7,394,374

Net income	$3,404,845	$5,784,507	$6,726,111	$6,371,821

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	34,500,000	34,500,000	34,500,000	26,917,582
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.08	$0.14	$0.16	$0.19
Weighted average shares outstanding, Class B ordinary shares	8,625,000	7,500,000	8,625,000	7,500,000
Basic and diluted net income per share, Class B ordinary shares	$0.08	$0.14	$0.16	$0.19

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM ACQUISITION I CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	8,625,000	$863	$—	$(21,923,351)	$(21,922,488)
Net income	—	—	—	—	—	1,295,281	1,295,281
Balance as of March 31, 2022	—	—	8,625,000	863	—	(20,628,070)	(20,627,207)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(180,219)	(180,219)
Proceeds received on convertible note less than fair value	—	—	—	—	520,300	—	520,300
Accretion portion net against additional paid-in capital	—	—	—	—	(520,300)	—	(520,300)
Net income	—	—	—	—	—	2,025,986	2,025,986
Balance as of June 30, 2022	—	$—	8,625,000	$863	$—	$(18,782,303)	$(18,781,440)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,427,369)	(1,427,369)
Net income	—	—	—	—	—	3,404,845	3,404,845
Balance as of September 30, 2022	—	$—	8,625,000	$863	$—	$(16,804,827)	$(16,803,964)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM ACQUISITION I CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total Shareholder’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance as of December 31, 2020	—	$—	8,625,000	$863	$24,137	$(5,494)	$19,506
Sale of Units in Initial Public Offering, net of underwriter fee	34,500,000	3,450	—	—	—	—	3,450
Cash paid in excess of fair value for private placement warrants	—	—	—	—	1,880,000	—	1,880,000
Class A ordinary shares subject to possible redemption	(34,500,000)	(3,450)	—	—	—	—	(3,450)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(1,904,137)	(27,046,507)	(28,950,644)
Net income	—	—	—	—	—	3,384,112	3,384,112
Balance as of March 31, 2021	—	$—	8,625,000	$863	$—	$(23,667,889)	$(23,667,026)
Net income	—	—	—	—	—	(2,796,798)	(2,796,798)
Balance as of June 30, 2021	—	—	8,625,000	863	—	(26,464,687)	(26,463,824)
Net income	—	—	—	—	—	5,784,507	5,784,507
Balance as of September 30, 2021	—	$—	8,625,000	$863	$—	$(20,680,180)	$(20,679,317)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM ACQUISITION I CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Cash Flows from Operating Activities:
Net income	$6,726,111	$6,371,821
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,022,207)	(77,833)
Change in fair value of warrant liabilities	(6,552,334)	(7,892,583)
Change in fair value of convertible note	2,300	—
Offering costs allocated to warrants	—	575,278
Changes in current assets and current liabilities:
Prepaid expenses	511,694	(1,023,194)
Accounts payable and accrued expenses	226,411	109,817
Net cash used in operating activities	(1,108,025)	(1,936,694)

Cash Flows from Investing Activities:
Investment of Cash into Trust Account	—	(345,000,000)
Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	—	338,595,000
Proceeds from issuance of Private Placement Warrants	—	9,400,000
Proceeds from issuance of Convertible Promissory Note	1,000,000	—
Repayment of promissory note to related party	—	(90,996)
Payments of offering costs	—	(585,420)
Net cash provided by financing activities	1,000,000	347,318,584

Net Change in Cash	(108,025)	381,890
Cash - Beginning	277,583	—
Cash - Ending	$169,558	$381,890

Supplemental disclosure of noncash financing activities:
Initial value of Class A ordinary shares subject to possible redemption	$—	$345,000,000
Initial value of warrant liabilities	$—	$17,870,000
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$12,075,000
Accretion of Class A ordinary shares subject to possible redemption	$2,127,888	$—
Deferred offering costs paid under promissory note	$—	$90,996

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

The Company’s sponsor is Freedom Acquisition I LLC, a Cayman Islands limited liability company (the “Sponsor”).

As of September 30, 2022, the Company had not yet commenced any operations. All activity through September 30, 2022, relates to the Company’s formation and the Initial Public Offering (“IPO” or “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Liquidity

As of September 30, 2022, the Company had cash outside the Trust Account of $169,558 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use prior to an initial Business Combination and is restricted for use either in a Business Combination or to redeem ordinary shares. As of September 30, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.

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

Consideration of IR Act Excise Tax

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company's ability to complete a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 13, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320 “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or remeasurement of premiums or discounts.

As of September 30, 2022, investment in the Company’s Trust Account consisted of $1,523 in cash and $347,126,365 in U.S. Treasury Securities. As of December 31, 2021, investment in the Company’s Trust Account consisted of $484 in cash and $345,105,197 in U.S. Treasury Securities. All of the U.S. Treasury Securities (the “T-bills”) were matured on March 3, 2022 and the Company repurchased new T-bills. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding losses and fair value of held to maturity securities on September 30, 2022 and December 31, 2021 are as follows:

	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Gains	Fair Value as of September 30, 2022
Cash	$1,523	$—	$—	$1,523
U.S. Treasury Securities	347,126,365	—	20,536	347,146,901
	$347,127,888	$—	$20,536	$347,148,424

	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
Cash	$484	$—	$—	$484
U.S. Treasury Securities	345,105,197	—	(6,065)	345,099,132
	$345,105,681	$—	$(6,065)	$345,099,616

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 34,500,000 and 0 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 14,891,667 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2022 and September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$2,723,876	$680,969	$5,380,889	$1,345,222
Denominator:
Weighted average shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000
Basic and diluted net income per share	$0.08	$0.08	$0.16	$0.16

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$4,751,559	$1,032,948	$4,983,326	$1,388,495
Denominator:
Weighted average shares outstanding	34,500,000	7,500,000	26,917,582	7,500,000
Basic and diluted net income per share	$0.14	$0.14	$0.19	$0.19

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to temporary equity upon the completion of the IPO. Accordingly, on September 30, 2022, offering costs totaling $19,175,922 have been charged to temporary equity (consisting of $6,405,000 of underwriting fee, $12,075,000 of deferred underwriting fee and $695,922 of other offering costs). Of the total transaction cost, $575,278 was reclassed to expense as a non-operating expense in the statements of operations with the rest of the offering cost charged to temporary equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

As of September 30, 2022 and December 31, 2021, the ordinary share reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO	$345,000,000
Less:
Proceeds allocated to Public Warrants	(10,350,000)
Ordinary share issuance costs	(18,600,644)
Plus:
Accretion of carrying value to redemption value	28,950,644

Contingently redeemable ordinary share as of December 31, 2021	$345,000,000
Plus:
Accretion of carrying value to redemption value	2,127,888
Contingently redeemable ordinary share as of September 30, 2022	$347,127,888

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

The transfer of Founders Shares to the Company’s director, as described above, is within the scope of ASC 718, as such, the fair value of the 25,000 shares transferred to the Company’s director was $123,750 or $4.95 per share. The transfer of the shares was granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the transfer date fair value per share (unless subsequently modified). Founder Shares will automatically convert into Class A shares at a one-to-one ratio upon completion of a Business Combination. The Founder Shares will receive no distributions if the Company is liquidated prior to a Business Combination. In addition, the holders of the Founder Shares are restricted from transferring the Founder Shares and the Class A shares received upon conversion until nine months to a year after a Business Combination.

Promissory Note — Related Party

On December 30, 2020, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of September 30, 2022 or the completion of the IPO.

As of September 30, 2022 and December 31, 2021, there was no outstanding amounts under the Promissory Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. After giving effect to the Note described below, up to $1,500,000 of additional Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

As of September 30, 2022 and December 31, 2021, the Company had an aggregate of $1,000,000 and $0 borrowings as a result of both the April 1, 2022 and September 6, 2022 Convertible Notes.

Administrative Support Service

Commencing on the date of the IPO, the Company agreed to pay the Sponsor up to $10,000 per month for office space and administrative support services. These were paid on a monthly basis via invoices, and there was no amount due under the Administrative Services Agreement as of September 30, 2022. For the three ended September 30, 2022 and September 30, 2021, the Company incurred $0 and $30,000 expenses in connection with such services. For the nine months ended September 30, 2022 and September 30, 2021, the Company incurred $0 and $69,667 expenses in connection with such services

Note 6 — Commitments & Contingencies

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

Note 7 — Shareholders’ Deficit

Preference shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were 34,500,000 and 0 Class A ordinary shares outstanding, all of which is subject to possible redemption.

Class B Ordinary shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding, respectively.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices In Active Markets		Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)		(Level 2)	(Level 3)
Description
Investments held in trust account- U.S. Money Market Fund	$1,523		$1,523	$—	$—
Investments held in trust account- U.S. Treasury Securities	347,126,365		347,126,365	—	—
Total Investments held in Trust Account	$347,127,888		$347,127,888	$—	$—

Warrant liabilities – Public warrants	$1,121,250	$		$1,121,250	$—
Warrant liabilities – Private warrants	814,666		—	—	814,666
Convertible Note – April 1, 2022	241,000		—	—	241,000
Convertible Note – September 6, 2022	241,000		—	—	241,000
Total Warrant liabilities	$2,417,916	$		$1,121,250	$1,296,666

For the three months ended September 30, 2022, as a result of the recent decline in trading volume within the period, the public warrants were transferred to and are currently classified as Level 2 securities.

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

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of September 30, 2022 and December 31, 2021, is classified as Level 1 due to the use of an observable market quote in an active market.

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

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The value of the securities transferred from a Level 2 measurement to a Level 1 measurement during the period ended September 30, 2022 was $345,105,197.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At September 30, 2022	At December 31, 2021
Share price	$9.91	$9.68
Strike price	$11.50	$11.50
Term (in years)	0.42	0.50
Volatility	de minimis	10.5%
Risk-free rate	4.0%	1.30%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities

Fair value as of January 1, 2022	$4,916,250	$3,572,000	$8,488,250
Change in valuation inputs or other assumptions	(2,760,000)	(2,005,334)	(4,765,334)
Fair value as of June 30, 2022	2,156,250	1,566,666	3,722,916
Change in valuation inputs or other assumptions	(1,035,000)	(752,000)	(1,787,000)
Fair value as of September 30, 2022	$1,121,250	$814,666	$1,935,916

	Public	Private Placement	Warrant Liabilities

Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 2, 2021	10,350,000	7,520,000	17,870,000
Change in valuation inputs or other assumptions	(1,035,000)	(752,000)	(1,787,000)
Fair value as of June 30, 2021	9,315,000	6,768,000	16,083,000
Change in valuation inputs or other assumptions	(3,536,250)	(2,569,333)	(6,105,583)
Fair value as of September 30, 2021	$5,778,750	$4,198,667	$9,977,417

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $1,787,000 and $6,552,334 within change in fair value of warrant liabilities in the Statements of Operations for the three and nine months ended September 30, 2022, respectively. The Company recognized losses and gains in connection with changes in the fair value of warrant liabilities of $6,105,583 and $7,892,583 within change in fair value of warrant liabilities in the Statements of Operations for the three and nine months ended September 30, 2021, respectively.

The following table presents a summary of the changes in the fair value of level 3 warrant liabilities:

	Private Placement	Public	Total Warrant Liabilities
Fair value as of January 1, 2022	$3,572,000	$—	$3,572,000
Change in fair value	(2,005,334)	—	(2,005,334)
Fair value as of June 30, 2022	1,566,666	—	$1,566,666
Change in fair value	(752,000)	—	(752,000)
Fair value as of September 30, 2022	$814,666	$—	$814,666

	Private Placement	Public	Total Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 2, 2021	7,520,000	10,350,000	17,870,000
Transfer to Level 1	—	(7,935,000)	(7,935,000)
Change in fair value	(752,000)	(2,415,000)	(752,000)
Fair value as of June 30, 2021	6,768,000	—	6,768,000
Change in fair value	(3,321,333)	—	(3,321,333)
Fair value as of September 30, 2021	$4,198,667	$—	$4,198,667

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited financial statements were issued. On October 3, 2022, the Company, Complete Solar Holding Corporation, a Delaware corporation, and The Solaria Corporation issued a joint press release announcing the execution of a Business Combination Agreement, dated as of October 3, 2022 by and among the Company, Jupiter Merger Sub I Corp., a Delaware corporation and a wholly owned subsidiary of the Company, Jupiter Merger Sub II LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company, Complete Solar and Solaria.

On October 31, 2022, a waiver letter was signed by J.P. Morgan Securities LLC (“J.P. Morgan”), pursuant to which J.P. Morgan announced it waived its entitlement to the payment of any deferred underwriting discount to be paid under the terms of the underwriting agreement. The Company recognized $12,075,000 gain on the debt forgiveness in the operations in connection with such waiver. Aside from the above, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements except as shown below.

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

For the three months ended September 30, 2022, we had net income of $3,404,845, which consisted of unrealized gain on change in fair value of warrant liability of $1,787,000, investment income of $1,427,369 on our amounts held in the Trust Account, legal fee discount of $681,811, and foreign currency exchange gain of $1,477, offset by $486,312 of operating costs consisting mostly of general and administrative expenses and change in the fair value of convertible notes of $6,500.

For the nine months ended September 30, 2022, we had net income of $6,726,111, which consisted of unrealized gain on change in fair value of warrant liability of $6,552,334 and investment income of $2,022,207 on our amounts held in the Trust Account, legal fee discount of $681,811, offset by $2,508,476 of operating costs consisting mostly of general and administrative expenses, change in the fair value of convertible notes of $2,300, and foreign currency exchange loss of $19,465.

For the three months ended September 30, 2021, we had a net income of $5,784,507, which consisted of $6,105,583 of change in the fair value of warrant liabilities, interest income on marketable securities held in Trust account of $32,591, offset by foreign currency exchange loss of $183 and operating costs consisting mostly of general and administrative expenses of $353,484.

For the nine months ended September 30, 2021, we had a net income of $6,371,821, which consisted of $7,892,583 of change in the fair value of warrant liabilities, interest income on marketable securities held in Trust account of $77,833, offset by foreign currency exchange loss of $764 and operating costs consisting mostly of general and administrative expenses of $1,022,553.

We classify the Warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. As part of the reclassification to warrant liability, we reclassed a portion of the offering costs associated with the Initial Public Offering originally charged to shareholders’ deficit, to an expense in the statements of operations in the amount of $575,278 based on a relative fair value basis. For the period from the Initial Public Offering to September 30, 2022, the change in fair value of the Warrants was a decrease in the liability of $14,147,084.

Liquidity and Capital Resources

As of September 30, 2022, we had cash outside the Trust Account of $169,558 in its operating bank accounts, $347,127,888 in marketable securities held in the Trust Account to be used for a business combination, or to repurchase or redeem its stock in connection therewith, and a working capital deficit of $2,793,048. As of September 30, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.

We have issued two unsecured promissory notes (the “Notes”) in the amount of up to $1,000,000 to our sponsor. The Notes were issued as of April 1, 2022 and June 6, 2022, both of which were issued for $500,000. The proceeds of the Notes, which may be drawn down from time to time until we consummate our initial business combination, will be used for general working capital purposes. The Notes bear no interest and are payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of our initial public offering (or such later date as may be extended in accordance with the terms of our amended and restated memorandum and articles of association) or (ii) the consummation of our business combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Notes may be accelerated. Prior to our first payment of all or any portion of the principal balance of the Notes in cash, our sponsor has the option to convert all, but not less than all, of the principal balance of the Notes into private placement warrants (the “Conversion Warrants”), each warrant exercisable for one of our ordinary share at an exercise price of $1.50 per share. The terms of the Conversion Warrants would be identical to the Private Placement Warrants. Our sponsor shall be entitled to certain registration rights relating to the Conversion Warrants. The issuance of the Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. As of September 30, 2022, the Company had drawn a total of $1,000,000 on the two Notes.

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

We have an agreement to pay the sponsor a total of up to $10,000 per month for office space, utilities and secretarial and administrative support services. We began incurring these fees on February 25, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation. For the three months ended September 30, 2022 and September 30, 2021, the Company incurred $0 and $30,000 expenses in connection with such services. For the nine months ended September 30, 2022 and September 30, 2021, the Company incurred $0 and $69,667 expenses in connection with such services.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 34,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

Net Income (Loss) per Ordinary Share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 14,891,667 potential ordinary shares issuable upon the exercise of the Warrants were excluded from diluted earnings per share for the three and nine months ended September 30, 2022 and September 30, 2021 because the Warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods.

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

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

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

In addition, in the second quarter of 2022, the Company did not originally account for and classify convertible promissory notes, accrued expenses, and foreign exchange transactions properly.

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

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the period from March 2, 2021 through September 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management has identified a material weakness in our internal control over financial reporting related to the accounting of complex financial instruments due to the errors related to the classification of our warrants and Class A ordinary shares. In addition, in the second quarter of 2022, the Company did not originally account for and classify convertible promissory notes, accrued expenses, and foreign exchange transactions properly. To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our unaudited condensed financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 21st day of November, 2022.

FREEDOM ACQUISITION I CORP.

By:	/s/ Adam Gishen
Name:	Adam Gishen
Title:	Chief Executive Officer (Principal Financial Officer)