Form 10-K
period 2022-12-31
Freedom Acquisition I Corp.
filed 2023-04-06
CIK 1838987

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the closing sales price for the Class A ordinary shares on June 30, 2022, as reported on the New York Stock Exchange, was $339,256,450.

As of December 31, 2022, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None

FREEDOM ACQUISITION I CORP.
ANNUAL REPORT ON FORM 10-K

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

“we,” “us,” “our,” “company,” “our company,” or “Freedom” are to Freedom Acquisition I Corp., a Cayman Islands exempted company;

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

“NextG” are to NextG Tech Limited, a Cayman Islands exempted company, which is a member of our sponsor and is affiliated with Edward Zeng, one of our directors;

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

Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary

Some of the statements contained in this Annual Report may constitute “forward-looking statements,” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	risks associated with our proposed business combination with Complete Solaria;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	the material weakness in our internal control over financial reporting;

●	our public securities’ liquidity and trading;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We may not be able to complete the proposed Business Combination with Complete Solaria. If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction and may not be able to find additional sources of financing to cover those costs.

●	If the proposed Business Combination with Complete Solaria fails, it may be difficult to complete a business combination with a new prospective target business, negotiate and agree to a new business combination, and/or arrange for new sources of financing by the end of the Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our management team, directors, advisors and their respective affiliates may not be indicative of future performance of an investment in the Company.

●	We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

●	Our search for a business combination, and any prospective partner business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.

●	Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

●	Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target or prevent us from completing the most desirable business combination or optimizing our capital structure.

●	If the funds available to us outside the trust account to fund our working capital requirements are insufficient to allow us to operate for at least the Extension Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

●	You are not entitled to protections normally afforded to investors of many other blank check companies.

●	The requirement that we complete our initial business combination during the Extension Period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination. To mitigate the risk of being deemed to be an investment company for purposes of the Investment Company Act, we may instruct the trustee of the trust account to liquidate the securities held in the trust account and instead hold all funds in the trust account in a bank deposit account.

●	We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

●	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

●	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

●	Certain members of our management team may be involved in and have a greater financial interest in the performance of other entities with which they are affiliated, and such activities may create conflicts of interest in making decisions on our behalf.

●	Our initial shareholders stand to make a substantial profit on the founder shares even if an initial business combination subsequently declines in value or is unprofitable for our public shareholders, and may have an incentive to recommend such an initial business combination to our shareholders.

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

Amendment to Amended and Restated Memorandum and Articles of Association

On February 28, 2023, Freedom held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), at which holders of 35,373,848 ordinary shares, comprised of 26,773,848 Class A ordinary shares and 8,600,000 Class B ordinary shares, were present in person or by proxy, representing approximately 82.02% of the voting power of the 43,125,000 issued and outstanding ordinary shares of Freedom entitled to vote at the Extraordinary General Meeting at the close of business on January 23, 2023, which was the record date (the “Record Date”) for the Extraordinary General Meeting (such shares, the “Outstanding Shares”). The Outstanding Shares on the Record Date were comprised of 34,500,000 Class A ordinary shares and 8,625,000 Class B ordinary shares.

At the Extraordinary General Meeting, the shareholders approved, by special resolution, the proposal (the “Extension Amendment Proposal”) to amend the amended and restated memorandum and articles of association to extend the date by which Freedom must (i) consummate a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination, which Freedom refers to as its initial business combination, (ii) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (iii) redeem all of the Class A ordinary shares, included as part of the units sold in the initial public offering, for an additional three months, from March 2, 2023 to June 2, 2023, and thereafter to up to three (3) times by an additional one month each time (or up to September 2, 2023) (the “Extension Amendment,” and such period, as may be extended, the “Extension Period”). The voting results for such proposal were as follows:

For	Against	Abstain
35,047,305	326,543	0

In connection with the Extension Amendment, public shareholders elected to redeem an aggregate of 23,256,504 Class A ordinary shares at a redemption price of $10.21 per share, representing approximately 67.41% of the issued and outstanding Class A ordinary shares, for an aggregate redemption amount of approximately $237,372,952. Following such redemptions, approximately $114,759,374 remained in the trust account and 11,243,496 Class A ordinary shares remain outstanding.

At the Extraordinary General Meeting, the public shareholders also approved the proposal to amend the Investment Management Trust Agreement, dated as of February 25, 2021 (the “Trust Agreement”), by and between Freedom and Continental Stock Transfer & Trust Company, as trustee (“Continental”), to reflect the Extension Amendment. The amendment to the Trust Agreement provides that Continental shall commence liquidation of the trust account only and promptly (x) after its receipt of the applicable instruction letter delivered by Freedom in connection with either the consummation of an initial business combination or Freedom’s inability to effect an initial business combination within the time frame specified in Freedom’s amended and restated memorandum and articles of association or (y) upon the date that is the later of the end of the Extension Period and such later date as may be approved by Freedom’s shareholders in accordance with the amended and restated memorandum and articles of association, if the aforementioned termination letter has not been received by Continental prior to such date. The voting results for such proposal were as follows:

For	Against	Abstain
35,047,305	326,543	0

The Proposed Business Combination

Business Combination Agreement

On October 3, 2022, Freedom entered into a Business Combination Agreement (as amended by the First Amendment to the Business Combination Agreement dated December 26, 2022 and the Second Amendment to the Business Combination Agreement dated January 17, 2023, and as may be further amended and supplemented from time to time, the “Business Combination Agreement”), with Jupiter Merger Sub I Corp., a Delaware corporation and a wholly owned subsidiary of Freedom (“First Merger Sub”), Jupiter Merger Sub II LLC, a Delaware limited liability company and a wholly owned subsidiary of Freedom (“Second Merger Sub”), Complete Solaria, Inc. (formerly known as Complete Solar Holding Corporation), a Delaware corporation (“Complete Solaria”) and The Solaria Corporation, a Delaware corporation (“Solaria”).

The Mergers

The Business Combination Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Business Combination Agreement, the “Business Combination”):

●	at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), upon the terms and subject to the conditions thereof, and in accordance with the Delaware General Corporation Law, as amended (the “DGCL”), (i) First Merger Sub will merge with and into Complete Solaria, with Complete Solaria surviving as a wholly owned subsidiary of Freedom, (ii) immediately thereafter and as part of the same overall transaction, Complete Solaria will merge with and into Second Merger Sub, with Second Merger Sub surviving as a wholly owned subsidiary of Freedom, and (iii) immediately after the consummation of the Second Merger and as part of the same overall transaction, Solaria will merge with and into a newly formed Delaware limited liability company and wholly-owned subsidiary of Freedom (“Third Merger Sub”), with Third Merger Sub surviving as a wholly-owned subsidiary of Freedom (the “Additional Merger,” and together with the First Merger and the Second Merger, the “Mergers”);

●	at the Closing, all outstanding shares of capital stock of Complete Solaria (subject to certain restrictions) and all options and warrants to acquire shares of capital stock of Complete Solaria will convert into the right to receive shares of common stock, par value $0.0001 per share, of Freedom (after the Domestication (as defined below)) (“Freedom Common Stock”) or comparable equity awards that are settled or are exercisable for shares of Freedom Common Stock; and

●	at the Closing, Freedom will be renamed “Complete Solaria, Inc.”

A special committee (the “Freedom Special Committee”) of the Board of Directors of Freedom (the “Freedom Board”) and the Freedom Board have (i) approved the Business Combination Agreement and the Business Combination and (ii) resolved to recommend that the shareholders of Freedom approve the Business Combination Agreement and the Business Combination.

The Domestication

Prior to the Closing, subject to the approval of Freedom’s shareholders, and in accordance with the DGCL, the Cayman Islands Companies Act (As Revised) (the “CICA”) and Freedom’s Amended and Restated Memorandum and Articles of Association, Freedom will effect a deregistration under the CICA and a domestication under Section 388 of the DGCL (by means of filing a certificate of domestication with the Secretary of State of the State of Delaware), pursuant to which Freedom’s jurisdiction of incorporation will be changed from the Cayman Islands to the State of Delaware (the “Domestication”).

In connection with the Domestication, (i) each of the then issued and outstanding Class A ordinary shares, par value $0.0001 per share, of Freedom, will convert automatically, on a one-for-one basis, into a share of Freedom Common Stock, which is entitled to one vote per share, (ii) each of the then issued and outstanding Class B ordinary shares, par value $0.0001 per share, of Freedom, will convert automatically, on a one-for-one basis, into a share of Freedom Common Stock.

Conditions to the Closing

The obligation of the parties to consummate the Business Combination is subject to the satisfaction or waiver of certain closing conditions, including (i) approval of the Business Combination and related matters by the respective shareholders of Freedom and Complete Solaria, (ii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, as amended, (iii) the absence of any law or injunctions prohibiting the consummation of the Mergers, (iv) Freedom having at least $5,000,001 of net tangible assets upon the Closing, (v) the size and composition of the Board conforming to the requirements set forth in the Business Combination Agreement, (vi) receipt of approval for listing by The New York Stock Exchange of the shares of Freedom common stock to be issued in the Business Combination, (vii) effectiveness of the registration statement on Form S-4 filed by Freedom in connection with the Business Combination and (viii) the receipt by the Freedom Board or Freedom Special Committee of a fairness opinion from a reputable financial advisory or valuation firm with respect to the Business Combination (which was received on October 31, 2022).

Other conditions to Freedom’s obligation to consummate the Business Combination include (i) the consummation of the Required Transaction (as defined below) (which was consummated on November 4, 2022) and (ii) the receipt by Complete Solaria of certain consents.

Each party’s obligation to consummate the Business Combination is also conditioned upon the accuracy of the other party’s representations and warranties, subject to customary materiality and material adverse effect qualifiers, and the performance in all material respects by the other party of its covenants in the Business Combination Agreement to be performed as of or prior to the Closing.

Covenants

The Business Combination Agreement contains additional covenants, including, among others, providing for (i) the parties to conduct their respective businesses in the ordinary course through the Closing, (ii) the parties to not initiate any negotiations or enter into any agreements for certain alternative transactions, (iii) Complete Solaria to prepare and deliver to Freedom certain audited and unaudited consolidated financial statements of Complete Solaria and its subsidiaries (including Solaria), (iv) Freedom to prepare and file a registration statement on Form S-4, including a proxy statement/prospectus, and to take certain other actions to obtain the requisite approval of Freedom shareholders of certain proposals regarding the Business Combination (including the Domestication), (v) the parties to use reasonable best efforts to obtain necessary approvals from governmental authorities, (vi) if determined in good faith by Freedom and Complete Solaria that it is probable that the Business Combination will be consummated after March 1, 2023, and subject to the conditions set forth in the Business Combination Agreement, Freedom to seek the approval of its shareholders to amend its organizational documents to extend the time period for Freedom to consummate its initial business combination for six months from March 1, 2023 to September 1, 2023 (which was obtained on February 28, 2023).

Governance

Pursuant to the Business Combination Agreement, the board of directors of Complete Solaria following the Closing will consist of no more than seven directors, to initially consist of (i) the individuals designated by Complete Solaria prior to Closing, consisting of a majority of “independent” directors for the purposes of NYSE rules and (ii) Tidjane Thiam and Adam Gishen (or any other substitute director designated by the Sponsor, subject to the prior approval of Complete Solaria). Complete Solaria has agreed to cause Mr. Thiam to be nominated for election to its board of directors at each of its first three annual meetings of stockholders following the Closing.

Representations and Warranties

The Business Combination Agreement contains customary representations and warranties by Freedom, First Merger Sub, Second Merger Sub and Complete Solaria. The representations and warranties of the parties to the Business Combination Agreement will not survive the Closing.

Termination

The Business Combination Agreement contains the following termination rights:

●	the right of the parties to terminate the Business Combination Agreement by mutual consent;

●	the right of either Freedom or Complete Solaria to terminate the Business Combination Agreement if:

-	shareholders of the other party fail to approve the Business Combination;

-	any governmental authority issues or otherwise enters a final, nonappealable order making consummation of the Mergers illegal or otherwise prevents or prohibits consummation of the Mergers;

-	the other party breaches its representations, warranties, covenants or other agreements contained in the Business Combination Agreement in a way that would entitle the party seeking to terminate the Business Combination Agreement to not consummate the Business Combination, subject to the right of the breaching party to cure the breach;

-	the Required Transaction has not been consummated within 30 days following the date of the Business Combination Agreement (this termination right is no longer applicable as the Required Transaction was consummated on November 4, 2022);

-	the Freedom Board or Freedom Special Committee has not received a fairness opinion from a reputable financial advisory or valuation firm with respect to the Business Combination within 30 days of the date of the Business Combination Agreement and such party exercises the right to termination within such 30 day period (this termination right is no longer applicable as such fairness opinion was received on October 31, 2022); or

-	the Closing has not occurred on or before the end of the Extension Period;

●	the right of Complete Solaria to terminate the Business Combination Agreement if the Freedom Board or Freedom Special Committee changes its recommendation with respect to the Business Combination.

Certain Related Agreements and Transactions

The Required Transaction

On October 3, 2022, Complete Solar Holding Corporation (the predecessor of Complete Solaria) entered into that certain Agreement and Plan of Merger with Complete Solaria Midco, LLC, a Delaware limited liability company and a wholly owned subsidiary of Solaria (“Midco”), Complete Solaria Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Midco, Solaria and Fortis Advisors, LLC, a Delaware limited liability company, solely in its capacity as the representative of Complete Solaria’s stockholders (the “Required Transaction”). On November 4, 2022, the Required Transaction was consummated.

Complete Solaria Convertible Note Financing

On October 3, 2022, Complete Solaria entered into note subscription agreements (the “Pre-Signing Complete Solaria Subscription Agreements”) with certain investors, consisting of (i) Rodgers Massey Revocable Living Trust (“RMRLT”), which is affiliated with T.J. Rodgers, a former investor in Solaria, (ii) Tidjane Thiam, Executive Chairman of Freedom, (iii) Adam Gishen, Chief Executive Officer of Freedom, and (iv) NextG, an affiliate of Edward Zeng, a director of Freedom, pursuant to which such investors agreed to purchase convertible notes from Complete Solaria for an aggregate purchase price of $7 million. In addition, RMRLT purchased convertible notes from Complete Solaria following the consummation of the Required Transaction in an amount equal to approximately $6.7 million in consideration for RMRLT’s former investment in Solaria, which was assumed and cancelled by Complete Solaria.

The Business Combination Agreement also contemplates that, following the date of the Business Combination Agreement, Complete Solaria will enter into additional subscription agreements on terms substantially similar to, or no less favorable in all material respects to Complete Solaria than, the Pre-Signing Complete Solaria Subscription Agreements (the “Post-Signing Complete Solaria Subscription Agreements” and, together with the Pre-Signing Complete Solaria Subscription Agreements, the “Complete Solaria Subscription Agreements”) with additional investors pursuant to which such investors agree, subject to the terms and conditions set forth therein, to purchase convertible notes from Complete Solaria for an aggregate purchase price of up to $23 million. In November 2022, December 2022, and February 2023, Complete Solaria entered into note subscription agreements with additional investors, pursuant to which such investors purchased convertible notes from Complete Solaria for an aggregate purchase price of $16 million.

Sponsor Support Agreement

On October 3, 2022, Freedom entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) with Freedom Acquisition I LLC, a Cayman Islands limited liability company (the “Sponsor”), certain directors and officers of Freedom, and Complete Solaria, pursuant to which the Sponsor and each such director and officer of Freedom has agreed to, among other things, (i) vote in favor of the Business Combination Agreement and the transactions contemplated thereby, (ii) not redeem their Freedom ordinary shares, (iii) from the Closing, at each of the first three annual meetings of the stockholders of Complete Solaria vote all of their shares of common stock of Complete Solaria in favor of Mr. Thiam for election to the board of directors of Complete Solaria, and (iv) be bound by certain other agreements and covenants related to the Business Combination, including vesting and forfeiture restrictions with respect to certain shares held by the Sponsor.

Complete Solaria Stockholder Support Agreement

On October 3, 2022, Freedom entered into a Company Stockholders Support Agreement (the “Complete Solaria Stockholder Support Agreement”) with Complete Solaria and certain stockholders of Complete Solaria (the “Complete Solaria Stockholders”). Under the Complete Solaria Stockholder Support Agreement, each Complete Solaria Stockholder has agreed to, among other things (i) vote its shares, (ii) execute and deliver a written consent adopting the Business Combination Agreement and related transactions and approving the Business Combination, (iii) from the Closing, at each of the first three annual meetings of the stockholders of Complete Solaria vote all of its shares of Complete Solaria common stock in favor of Mr. Thiam for election to the board of directors of Complete Solaria, and (iv) be bound by certain other agreements and covenants related to the Business Combination.

Amended and Restated Registration Rights Agreement

The Business Combination Agreement contemplates that, at the Closing, Complete Solaria, the Sponsor, certain equityholders of Complete Solaria and certain of their respective affiliates, as applicable, and the other parties thereto, will enter into an Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”), pursuant to which Complete Solaria will grant customary registration rights to the other parties thereto, including to register for resale, pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), certain securities of Complete Solaria held by the other parties thereto.

Lock-Up Agreement

The Business Combination Agreement contemplates that, at the Closing, Complete Solaria, the Sponsor, the Sponsor Key Holders (as defined in the Lock-Up Agreement) and Complete Solaria Key Holders (as defined in the Lock-Up Agreement), will enter into a Lock-Up Agreement (the “Lock-Up Agreement”).

The Lock-Up Agreement contains certain restrictions on transfer with respect to securities of Complete Solaria to be held by the Sponsor, Sponsor Key Holders and Complete Solaria Key Holders immediately following the Closing (including shares of Complete Solaria common stock and any such shares issuable upon the exercise, conversion or settlement of derivative securities and promissory notes). Such restrictions begin at the Closing and end on the earlier of (x) the 12 month anniversary of the Closing and (y) the date on which the volume weighted average price of Complete Solaria common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period beginning after the date that is 180 calendar days after the Closing and ending 365 calendar days following the Closing.

Except as specifically discussed, this Annual Report does not assume the closing of the Business Combination and related transactions.

Initial Business Combination

The rules of the NYSE require and our amended and restated memorandum and articles of association provide that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (excluding the amount of any deferred underwriting commission held in trust) as determined at the time of our signing a definitive agreement in connection with our initial business combination. This is the case with respect to the proposed Business Combination with Complete Solaria. If we do not complete the proposed Business Combination with Complete Solaria, and instead pursue an alternative business combination and our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior written consent of NextG. NextG has consented to our proposed Business Combination with Complete Solaria.

Our proposed Business Combination with Complete Solaria is structured so that the post-transaction company will own all of the equity interests of Complete Solaria. If we do not complete the proposed Business Combination and pursue an alternative initial business combination, we may structure it similarly or we may structure it such that the post-transaction company owns or acquires less than 100% of the equity interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target, or issue a substantial number of new shares to third parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

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

Effecting Our Initial Business Combination

On October 3, 2022, we entered into a Business Combination Agreement to consummate a proposed Business Combination with Complete Solaria, as described under “— The Proposed Business Combination.” If the proposed Business Combination with Complete Solaria is not consummated, we may seek to effectuate a business combination with another target business, as described below.

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

In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior written consent of NextG. NextG has consented to our proposed Business Combination with Complete Solaria.

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

Redemption of Public Shares and Liquidation if No Initial Business Combination

If we have not completed our initial business combination during the Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination during the Extension Period.

Our initial shareholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination during the Extension Period. However, if our sponsor or management team acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination during the Extension Period.

Our initial shareholders, sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination during the Extension Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination during the Extension Period, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination during the Extension Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

Risks Associated with the Business Combination Agreement

We may not be able to complete the proposed Business Combination with Complete Solaria. If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction and may not be able to find additional sources of financing to cover those costs.

In connection with the Business Combination Agreement, we have incurred substantial costs researching, planning and negotiating the transaction. These costs include, but are not limited to, costs associated with securing sources of debt financing, costs associated with employing and retaining third-party advisors who performed the financial, auditing and legal services required to complete the transaction, and the expenses generated by our officers, executives, managers and employees in connection with the transaction. If, for whatever reason, the transactions contemplated by the Business Combination Agreement fail to close, we will be responsible for these costs, but will have no source of revenue with which to pay them. We may need to obtain additional sources of financing in order to meet our obligations, which we may not be able to secure on the same terms as our existing financing or at all. If we are unable to secure new sources of financing and do not have sufficient funds to meet our obligations, we will be forced to cease operations and liquidate the trust account.

If the proposed Business Combination with Complete Solaria fails, it may be difficult to complete a business combination with a new prospective target business, negotiate and agree to a new business combination, and/or arrange for new sources of financing by the end of the Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Finding, researching, analyzing and negotiating with Complete Solaria took a substantial amount of time and effort, and if the proposed Business Combination with Complete Solaria fails for any reason, we may not be able to find, research, negotiate and agree to terms with, and/or arrange for new sources of financing for a business combination with, a new prospective target business during the Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

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

Past performance by our management team, directors, advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.

Information regarding our management team, directors, advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Not all of the businesses in which our management team directors, advisors or their respective affiliates have invested have achieved the same level of value creation. Any past experience and performance by our management team, directors, advisors and their respective affiliates and the businesses with which they have been associated, is not a guarantee that we will be able to successfully complete our initial business combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any initial business combination we may consummate. You should not rely on the historical experiences of our management team directors, advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team directors, advisors or their respective affiliates. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value.

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

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion that such an initial business combination is fair to our company from a financial point of view. While we have obtained a fairness opinion with respect to the proposed Business Combination with Complete Solaria, if the transaction is not consummated and we seek to effectuate a business combination with another target and no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

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

After giving effect to the redemption of 23,256,504 Class A ordinary shares in connection with the Extension Amendment, we have approximately $111,740,624 in our trust account that we may use to complete our initial business combination (after taking into account the $3,018,750 of deferred underwriting commissions being held in the trust account).

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preferred shares, par value $0.0001 per share. As of December 31, 2022, there were 165,500,000 and 11,375,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amounts do not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. As of December 31, 2022, there were no preferred shares issued and outstanding.

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

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

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

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. While we will hold a shareholder vote to approve our proposed Business Combination with Complete Solaria, if the Business Combination is not consummated and we seek to effectuate a business combination with another target business, our board of directors may complete such business combination without seeking shareholder approval, and then public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to effect your investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders own approximately 43.4% of our issued and outstanding ordinary shares (after giving effect to the redemption of 23,256,504 Class A ordinary shares in connection with the Extension Amendment). Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, including the founder shares. As a result, in addition to our initial shareholders’ founder shares, we would need 1,309,249, or 11.6%, of the 11,243,496 Class A ordinary shares to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such initial business combination.

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

We have amended our amended and restated memorandum and articles of association to extend the time to consummate an initial business combination, and we cannot assure you that we will not seek to further amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, we have amended our amended and restated memorandum and articles of association to extend the time to consummate an initial business combination, and other special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company (other than amendments relating to the rights of holders of Class B ordinary shares to appoint or remove directors, which may be amended by a special resolution passed by a majority of at least 90% of our ordinary shares voting in a general meeting), and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, at least 65% of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination during the Extension Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through our initial public offering, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to further amend our amended and restated memorandum and articles of association or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the sale of the private placement warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company (other than amendments relating to the rights of holders of Class B ordinary shares to appoint or remove directors, which may be amended by a special resolution passed by a majority of at least 90% of our ordinary shares voting in a general meeting), and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares who attend and vote at a general meeting of the company. Our initial shareholders, who collectively beneficially own 43.4% of our ordinary shares (after giving effect to the redemption of 23,256,504 Class A ordinary shares in connection with the Extension Amendment), may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association that govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our initial shareholders, sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination during the Extension Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the right to approve any waiver to these agreements and will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target or prevent us from completing the most desirable business combination or optimizing our capital structure.

In connection with the Extension Amendment, our public shareholders elected to redeem 23,256,504 Class A ordinary shares. After giving effect to those redemptions, we have approximately $111,740,624 in our trust account (after taking into account the $3,018,750 of deferred underwriting commissions being held in the trust account). The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 upon completion of our initial business combination, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 upon completion of our initial business combination, we would not proceed with such redemption of our public shares and the related business combination, and we may instead search for an alternate business combination. If we do not consummate the proposed Business Combination with Complete Solaria and we seek to effectuate a business combination with another target, then we may seek to enter into a business combination transaction agreement with a minimum cash requirement. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, then the probability that our initial business combination would be unsuccessful is increased. If too many public shareholders exercise their redemption rights, then we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Alternatively, we may seek to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

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

The requirement that we complete our initial business combination during the Extension Period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination during the Extension Period. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

If the funds available to us outside the trust account to fund our working capital requirements are insufficient to allow us to operate for at least the Extension Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

As of December 31, 2022, we had $72,923 available to us outside the trust account to fund our working capital requirements. On each of April 1, 2022 and June 6, 2022, we issued an unsecured promissory note in the amount of up to $500,000 to our sponsor; on December 14, 2022, we issued an unsecured promissory note in the amount of up to $325,000 to Tidjane Thiam, the Company’s Executive Chairman, Adam Gishen, the Company’s Chief Executive Officer, Edward Zeng, a director of the Company, and Abhishek Bhatia, a board observer of the Company (collectively, the “Convertible Notes”). The Convertible Notes may be drawn down from time to time until we complete our initial business combination for general working capital purposes, as further described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In addition, on February 28, 2023, we issued to our sponsor an unsecured promissory note in the amount of up to $2,100,000, $1,600,000 of which was drawn down immediately, $400,000 of which may be drawn down, with the mutual consent of us and our sponsor, if we wish to extend the date by which we will consummate a business combination beyond June 2, 2023, and $100,000 of which may be drawn down on an as-needed basis at the discretion of our sponsor, to be used for general working capital purposes, as further described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Promissory Note.” We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the Extension Period; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

We have in the past and may in the future need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to, or invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. After giving effect to the $1,325,000 principal amount of Convertible Notes, up to $675,000 of additional loans may be convertible into private placement warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

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

We target businesses with enterprise values that are greater than we could acquire solely with the net proceeds of our initial public offering and the sale of the private placement warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public shareholders and pay deferred underwriting commissions, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

We may not be able to complete our initial business combination during the Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination during the Extension Period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic continues to grow both in the U.S. and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

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

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Marcum LLP, our independent registered public accounting firm, and certain underwriters of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account.

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

The SEC has recently issued proposed rules relating to certain activities of special purpose acquisition companies. Certain of the procedures that we, a potential business combination target or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other things, to disclosures in SEC filings in connection with business combination transactions between special purpose acquisition companies such as us and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections by special purpose acquisition companies in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies could become subject to regulation under the Investment Company Act, including a proposed rule that would provide special purpose acquisition companies a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a special purpose acquisition company’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on special purpose acquisition companies. Certain of the procedures that we, a potential business combination target or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including potential price appreciation of our securities.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination. To mitigate the risk of being deemed to be an investment company for purposes of the Investment Company Act, we may instruct trustee of the trust account to liquidate the securities held in the trust account and instead hold all funds in the trust account in a bank deposit account.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which special purpose acquisition companies such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a special purpose acquisition company satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering.

There is currently some uncertainty concerning the applicability of the Investment Company Act to a special purpose acquisition company. We completed our initial public offering in March 2021 and have operated as a blank check company searching for a target business with which to consummate a business combination since such time. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

The amounts held in the trust account have, since our initial public offering and until the 24-month anniversary of our initial public offering, been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. The longer that the funds in the trust account are held in U.S. government securities or in money market funds invested exclusively in such securities, the greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. To mitigate the risk of us being deemed to have been operating as an unregistered investment company, prior to the 24-month anniversary of the consummation of our initial public offering, we instructed Continental, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and to hold all funds in the trust account in cash in a bank deposit account. Interest on the bank deposit account is variable and yields materially less than the trust account’s prior investments in U.S. government treasury obligations and money market funds.

If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination during the Extension Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination during the Extension Period, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares.

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

As a result, included on our consolidated balance sheet as of December 31, 2022 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, “Derivatives and Hedging” (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

As described elsewhere in this Annual Report, we determined that a material weakness exists in our internal control over financial reporting related to the accounting for complex financial instruments, accrued expenses and accounts payable, and foreign exchange transactions. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we are enhancing these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that if we are unable to complete a business combination during the Extension Period, then we will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution, as well as our liquidity condition, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of the material weakness described in “Item 9A. Controls and Procedures,” we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete our initial business combination.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Our initial shareholders own approximately 20% of our issued and outstanding ordinary shares and only holders of Class B ordinary shares will have the right to appoint or remove directors in any general meeting held prior to or in connection with the completion of our initial business combination. Accordingly, our initial shareholders may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint or remove new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting prior to our initial business combination, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will control the outcome. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior written consent of NextG. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

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

Our letter agreement with our initial shareholders, sponsor, officers and directors, subscription agreements, and registration rights agreement may be amended without shareholder approval.

Our letter agreement with our initial shareholders, sponsor, officers and directors contains provisions relating to transfer restrictions of our founder shares and private placement warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement, subscription agreements, and the registration rights agreement may be amended, and provisions therein may be waived, without shareholder approval. On June 6, 2022, we amended our letter agreement to permit us to pay China Bridge Capital, which is an affiliate of NextG, for certain advisory services and investment banking services to us in connection with a potential business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination during the Extension Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not completed an initial business combination during the Extension Period, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the funds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. See the section of this Annual Report entitled “Item 1. Business— Delivering Share Certificates in Connection with the Exercise of Redemption Rights.”

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

If we are unable to consummate our initial business combination within the allotted time period, our public shareholders may be forced to wait beyond the Extension Period before redemption from our trust account.

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

If (i) we issue additional ordinary shares or equity-linked securities for capital-raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per Class A ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination (net of redemptions), and (iii) the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) of our Class A ordinary shares is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively. This may make it more difficult for us to consummate an initial business combination with a target business.

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

We have issued warrants to purchase 8,625,000 Class A ordinary shares and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 6,266,667 private placement warrants, at $1.50 per warrant. In addition, as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” our sponsor and its affiliates made working capital loans to us in the aggregate amount of $1,325,000, which are convertible into 883,333 private placement warrants, at a price of $1.50 per warrant. If our sponsor makes any additional working capital loans, it may convert those loans into up to an additional 450,000 private placement warrants, at the price of $1.50 per warrant. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates equals or exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive as a result of our reliance on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our ordinary shares held by non-affiliates did not exceed $250 million as of the prior June 30, or (2) our annual revenues did not exceed $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates did not equal or exceed $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Certain of our officers and directors presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including NextG and other entities affiliated with NextG, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer on the one hand, and us, on the other.

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

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance — Directors and Executive Officers,” “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest” and “Item 13. Certain Relationships and Related Party Transactions, and Director Independence.”

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

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our initial shareholders, officers, directors or existing holders, including businesses affiliated with NextG. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest.” Such entities may compete with us for business combination opportunities. We may enter into a business combination with an entity affiliated with our initial shareholders, officers, directors or existing holders if we determine that such affiliated entity meets our criteria and guidelines for a business combination as set forth in “Item 1. Business—Effecting our Initial Business Combination—Sources of Target Businesses” and such transaction is approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our initial shareholders, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Moreover, we may, at our option, pursue an affiliated joint acquisition opportunity with one or more affiliates of NextG or with other entities to which an officer or director has a fiduciary, contractual or other obligation or duty. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing equity to any such parties, which may give rise to certain conflicts of interest.

Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On December 30, 2020, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in exchange for 8,625,000 founder shares (retroactively adjusting for the issuance of 1,437,500 founder shares resulting from a share dividend effected by the Company on February 25, 2021). The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. Our initial shareholders collectively own approximately 20% of our issued and outstanding shares. Our sponsor currently owns 8,502,500 founder shares and the independent directors each received 25,000 founder shares. The founder shares will be worthless if we do not complete an initial business combination.

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

Risks Associated with Tax Matters

We believe that we were a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

Because we are a blank check company, with no current active business, we believe that we were a PFIC for our 2020, 2021 and 2022 taxable years. If we were a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. investor that is a holder of our Class A ordinary shares or warrants, the U.S. investor may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. We will endeavor to provide to a U.S. investor such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. investor to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules. For a more detailed explanation, see the description under the caption “Taxation—United States Federal Income Tax Considerations—Passive Foreign Investment Company Rules” in our final prospectus filed with the Securities and Exchange Commission on March 1, 2021 pursuant to Rule 424(b)(4) under the Securities Act (File No. 333-252940).

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

Mail addressed to the Company and received at its registered office will be forwarded unopened to the forwarding address supplied by the Company to be dealt with. None of the Company, its directors, officers, advisors or service providers (including the organization which provides registered office services in the Cayman Islands) will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address, which may impair your ability to communicate with us.

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

(b) Holders

On April 3, 2023, there was 1 holder of record of our units, 2 holders of record of our Class A ordinary shares, 6 holders of record of our Class B ordinary shares and 2 holders of record of our warrants.

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

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On December 30, 2020, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in exchange for 8,625,000 founder shares (retroactively adjusting for the issuance of 1,437,500 founder shares resulting from a share dividend effected by the Company on February 25, 2021). Our sponsor transferred 25,000 founder shares each to Noreen Doyle, William Janetschek and David Poritz and an aggregate of 47,500 founder shares to certain employees and consultants. On April 8, 2022, David Poritz resigned from our board of directors and returned his 25,000 founder shares to our sponsor. On May 10, 2022, Nell Cady-Kruse was appointed to our board of directors, and our sponsor transferred 25,000 founder shares to her. As a result, our sponsor now owns 8,502,500 founder shares.

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

Our sponsor purchased 6,266,667 private placement warrants at a price of $1.50 per warrant in a private placement that occurred concurrently with the closing of our initial public offering and generated gross proceeds of $9,400,000. Each private placement warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the private placement warrants were added to the net proceeds from the initial public offering held in the trust account. If we do not complete a business combination during the Extension Period, the private placement warrants will expire worthless. The private placement warrants are non-redeemable and exercisable on a cashless basis so long as they are held by our sponsor or its permitted transferees. The sale of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On March 2, 2021, we consummated our initial public offering of 34,500,000 units, at $10.00 per unit, generating gross proceeds of approximately $345.0 million.

In connection with our initial public offering, we incurred offering costs of approximately $19.18 million, inclusive of approximately $12.08 million in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to our initial public offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and our initial public offering expenses, $345.0 million of the net proceeds from our initial public offering and certain of the proceeds from the private placement of the private placement warrants (or $10.00 per unit sold in our initial public offering) was placed in the trust account. The net proceeds of our initial public offering and certain proceeds from the sale of the private placement warrants are held in the trust account and invested as described elsewhere in this Annual Report.

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

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

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

Upon the closing of the Initial Public Offering and the Private Placement, approximately $345.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and, until the 24-month anniversary of the consummation of our initial public offering, invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. To mitigate the risk of us being deemed to have been operating as an unregistered investment company, prior to the 24-month anniversary of the consummation of our initial public offering, we instructed Continental to liquidate the U.S. government treasury obligations or money market funds held in the trust account and to hold all the funds in the trust account in cash in a bank deposit account, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account as described below.

If we have not completed a business combination during the Extension Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our outstanding Warrants, which will expire worthless if we fail to consummate a business combination within the Combination Period.

Recent Developments

Second Amendment to the Business Combination Agreement

On January 17, 2023, the Company, Complete Solaria, First Merger Sub and Second Merger Sub entered into that certain Second Amendment to Business Combination Agreement (the “Second Amendment”) amending the Business Combination Agreement.

The Second Amendment provides that, if the Company and Complete Solaria determine in good faith by January 1, 2023 that it is probable that the Business Combination will be consummated after March 1, 2023, the Company will be required to prepare (with the reasonable cooperation of Complete Solaria) and file with the SEC a proxy statement pursuant to which it will seek the approval of its shareholders for proposals to amend the Company’s organizational documents to extend the time period for the Company to consummate its initial business combination for (x) up to an additional six (6) months, from March 2, 2023 to September 2, 2023 (the original Business Combination Agreement provided for an extension from March 1, 2023 to September 2, 2023) or (y) such other period of time as the Company and Complete Solaria may mutually agree (the original Business Combination Agreement contemplated no such prong (y)). In addition, the Second Amendment amends the Business Combination Agreement by changing the latest permitted Agreement End Date (as defined in the Business Combination Agreement) from September 1, 2023 to September 2, 2023.

Amendment to Amended and Restated Memorandum and Articles

On February 28, 2023, Freedom held the Extraordinary General Meeting of shareholders, at which holders of 35,373,848 ordinary shares, comprised of 26,773,848 Class A ordinary shares and 8,600,000 Class B ordinary shares, were present in person or by proxy, representing approximately 82.02% of the voting power of the 43,125,000 Outstanding Shares of Freedom entitled to vote at the Extraordinary General Meeting at the close of business on January 23, 2023, which was the Record Date for the Extraordinary General Meeting. The Outstanding Shares on the Record Date were comprised of 34,500,000 Class A ordinary shares and 8,625,000 Class B ordinary shares.

At the Extraordinary General Meeting, the shareholders approved, by special resolution, the Extension Amendment Proposal, which extended the date by which Freedom must (i) consummate a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination, which Freedom refers to as its initial business combination, (ii) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (iii) redeem all of the Class A ordinary shares, included as part of the units sold in the initial public offering, for an additional three months, from March 2, 2023 to June 2, 2023, and thereafter to up to three (3) times by an additional one month each time (or up to September 2, 2023). The voting results for such proposal were as follows:

For	Against	Abstain
35,047,305	326,543	0

In connection with the Extension Amendment, public shareholders elected to redeem an aggregate of 23,256,504 Class A ordinary shares at a redemption price of $10.21 per share, representing approximately 67.41% of the issued and outstanding Class A ordinary shares, for an aggregate redemption amount of approximately $237,372,952. Following such redemptions, approximately $114,759,374 remained in the trust account and 11,243,496 Class A ordinary shares remain outstanding.

At the Extraordinary General Meeting, the public shareholders also approved the proposal to amend the Trust Agreement, by and between Freedom and Continental, as trustee, to reflect the Extension Amendment. The amendment to the Trust Agreement provides that Continental shall commence liquidation of the trust account only and promptly (x) after its receipt of the applicable instruction letter delivered by Freedom in connection with either the consummation of an initial business combination or Freedom’s inability to effect an initial business combination within the time frame specified in Freedom’s amended and restated memorandum and articles of association or (y) upon the date that is the later of the end of the Extension Period and such later date as may be approved by Freedom’s shareholders in accordance with the amended and restated memorandum and articles of association, if the aforementioned termination letter has not been received by Continental prior to such date. The voting results for such proposal were as follows:

For	Against	Abstain
35,047,305	326,543	0

Promissory Note

On February 28, 2023, we issued an unsecured promissory note in the amount of up to $2,100,000 to our sponsor. The proceeds of such promissory note, $1,600,000 of which was drawn down immediately, $400,000 of which may be drawn down, with the mutual consent of us and our sponsor, if we wish to extend the date by which we will consummate a business combination beyond June 2, 2023, and $100,000 of which may be drawn down on an as-needed basis at the discretion of our sponsor, will be used for general working capital purposes. Such promissory note bears no interest and is payable in full upon the consummation of our business combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the promissory note may be accelerated. The promissory note shall be forgiven by our sponsor if we are unable to consummate a business combination within the time frame specified in our amended and restated memorandum and articles of association (as amended from time to time), except to the extent of any funds held outside of the trust account established in connection with our initial public offering. The issuance of the promissory note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our Initial Public Offering and identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account and through changes in the fair value of our warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $5,982,340, which consisted of an unrealized gain on change in fair value of our warrant liabilities of $5,509,917, interest income of $4,821,632 on our amounts held in the Trust Account, reduction of transaction costs incurred in connection with IPO of $271,687, offset by $4,407,058 of operating costs consisting mostly of general and administrative expenses, foreign currency exchange loss of $17,638 and change in the fair value of convertible notes of $196,200.

For the year ended December 31, 2021, we had net income of $5,128,650, which consisted of an unrealized gain on change in fair value of our warrant liabilities of $9,381,750, interest income of $105,681 on our amounts held in the Trust Account, offset by $3,782,028 of operating costs consisting mostly of general and administrative expenses, foreign currency exchange loss of $1,475 and offering expenses related to warrant issuance of $575,278.

We classify the Warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statements of operations. As part of the reclassification to warrant liability, we recorded a portion of the offering costs associated with the Initial Public Offering as expense in the consolidated statements of operations in the amount of $575,278 based on a relative fair value basis. For the period from the Initial Public Offering to December 31, 2022, the change in fair value of the Warrants was a decrease in the liability of $14,147,084.

Liquidity and Capital Resources

As of December 31, 2022, we had cash outside the Trust Account of $72,923 in its operating bank accounts, $349,927,313 in marketable securities held in the Trust Account to be used for a business combination, or to repurchase or redeem its stock in connection therewith, and a working capital deficit of $5,493,215. As of December 31, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.

On each of April 1, 2022 and June 6, 2022, we issued an unsecured promissory note in the amount of up to $500,000 to our sponsor (the “Sponsor Notes”). On December 14, 2022, we issued an unsecured promissory note in the amount of up to $325,000 to Tidjane Thiam, Adam Gishen, Edward Zeng, and Abhishek Bhatia (collectively, the “Payees”) (such note, together with the Sponsor Notes, the “Convertible Notes”). The proceeds of the Convertible Notes, which may be drawn down from time to time until we consummate our initial business combination, will be used for general working capital purposes. The Convertible Notes bear no interest and are payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of our initial public offering (or such later date as may be extended in accordance with the terms of our amended and restated memorandum and articles of association) or (ii) the consummation of our business combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Convertible Notes may be accelerated. Prior to our first payment of all or any portion of the principal balance of the Convertible Notes in cash, our sponsor and the Payees, as applicable, have the option to convert all, but not less than all, of the principal balance of the Convertible Notes into private placement warrants (the “Conversion Warrants”), each warrant exercisable for one of our ordinary shares at an exercise price of $1.50 per share. The terms of the Conversion Warrants would be identical to the Private Placement Warrants. Our sponsor and the Payees shall be entitled to certain registration rights relating to the Conversion Warrants. The issuances of the Convertible Notes were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. As of December 31, 2022, the Company had drawn a total of $1,225,000 on the Convertible Notes.

In addition, on February 28, 2023, we issued an additional unsecured promissory note in the amount of up to $2,100,000 to our sponsor, as further described under “—Recent Developments—Promissory Note.”

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

Going Concern

In connection with our assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements – Going Concern,” pursuant to its Amended and Restated Certificate of Incorporation, we have until the end of the Extension Period to consummate a business combination. If a business combination is not consummated during the Extension Period, we will have a mandatory liquidation and subsequent dissolution. Although we intend to consummate a business combination during the Extension Period, it is uncertain that we will be able to do so. This, as well as our liquidity condition, raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate at the end of the Extension Period.

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

We have an agreement to pay the underwriters of our Initial Public Offering a deferred fee of $12,075,000 in the aggregate, which will become payable to them from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement. As of October 25, 2022, and November 2, 2022, respectively, J.P. Morgan Securities LLC and Deutsche Bank Securities Inc. have waived their portions of the deferred underwriting fee which is reflected in the consolidated statement of operations and the consolidated statement of changes in shareholders’ deficit as a reduction of transaction costs incurred in connection with IPO. Therefore, the deferred underwriting fee was reduced by $9,056,250, of which $271,687 is shown in the consolidated statement of operations as a reduction of transaction costs incurred in connection with the IPO and $8,784,563 is charged to additional paid-in capital in the consolidated statement of changes in shareholders’ deficit. As a result of the reductions, the outstanding deferred underwriting fee payable was reduced to $3,018,750.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies as discussed in the Annual Report on Form 10-K filed by us with the SEC on April 13, 2022.

Our critical accounting policies are presented below:

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 34,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our consolidated balance sheets.

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

We account for our 14,891,667 Warrants issued in connection with our Initial Public Offering (8,625,000) and Private Placement (6,266,667) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the Private Placement Warrants has been estimated using binomial lattice simulations at each measurement date. The fair value of the Public Warrants was initially estimated using Monte Carlo simulations. After the Public Warrants were separately traded, the measurement of the Public Warrants used an observable market quote in an active market.

Net Income per Ordinary Share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 14,891,667 potential ordinary shares issuable upon the exercise of the Warrants were excluded from diluted earnings per share for the year ended December 31, 2022 and 2021 because the Warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

We determined that a material weakness exists in our internal control over financial reporting related to the accounting for complex financial instruments, accrued expenses and accounts payable, and foreign exchange transactions. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective and that there was a material weakness as identified in this Annual Report, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2022.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022 due to the material weakness in our internal control over financial reporting described above.

To respond to this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we are enhancing our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than as discussed herein, there were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Name	Age	Position
Tidjane Thiam	60	Executive Chairman
Adam Gishen	48	Chief Executive Officer
Nell Cady-Kruse	61	Director
Noreen Doyle	73	Director
William Janetschek	61	Director
Edward Zeng	60	Director

Our directors and executive officers are as follows:

Tidjane Thiam, Executive Chairman

Tidjane Thiam has served as our Executive Chairman since our inception in December 2020. Since June 2020, Mr. Thiam has been a Director and the Chair of the Audit Committee of Kering S.A., the French luxury group. From 2015 to 2020, Mr. Thiam was Chief Executive Officer of Credit Suisse Group AG. From 2014 to 2019, Mr. Thiam was a Director of 21st Century Fox and served on its Nominating and Corporate Governance Committee. Mr. Thiam previously served at Prudential plc, a global insurance company based on London, as the Group Chief Executive from 2009 to 2015, a Director from 2008 to 2015 and Group Chief Financial Officer from 2008 to 2009. Mr. Thiam holds an MBA from INSEAD and graduated from Ecole Nationale Superieure des Mines de Paris in 1986 and from Ecole Polytechnique in Paris in 1984. We believe Mr. Thiam’s extensive leadership experience, broad network and deep understanding of the financial services sector make him a valuable addition to our board of directors.

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

Nell Cady-Kruse, Director

Nell Cady-Kruse has served on our board of directors since May 2022. Ms. Cady-Kruse is non-executive director of Barclays US LLC and Barclays Bank Delaware (appointed in December 2017 and September 2016, respectively) and serves as Chair of both Board Risk Committees. In 2022, Ms. Cady-Kruse joined as an Independent Director of Varagon Capital Corporation, a business development company. She also serves as an Advisory Board member of FutureBank, a fintech startup. Ms. Cady-Kruse’s executive career includes most recently the Global Chief Risk Officer, Wholesale Banking for Standard Chartered Bank, based in Singapore. She retired from Standard Chartered in 2014. Prior to Standard Chartered, she spent nine years at Credit Suisse, where her most recent role was Chief Risk Officer of the Asia Pacific region. Ms. Cady-Kruse received her MBA from Cornell SC Johnson Graduate School of Management in 1985. She received her B.S. with Honors in Agricultural Economics from Cornell University. We believe Ms. Cady-Kruse’s extensive leadership experience, global network, and deep expertise across the financial services sector make her a valuable addition to our board of directors.

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

Edward Zeng, Director

Edward Zeng has served on our board of directors since June 2022. Mr. Zeng is the Managing Director of China Bridge Capital, an independent investment bank, focusing on China-based, integrated financial bridge and emerging technologies, and with locations in China and the United States. Mr. Zeng has been a technological entrepreneur in China and has founded several internet-related Chinese companies, including Sparkice Inc. and Qianlong.com. Mr. Zeng holds a B.A. in Applied Mathematics and a M.A. in Economic Management from Tsinghua University and a M.A. in Financial Economics from University of Toronto.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first general meeting) serving a three-year term.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Nell Cady-Kruse, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Noreen Doyle and William Janetschek, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Tidjane Thiam and Edward Zeng, will expire at the third annual general meeting.

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

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder, stockholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Nell Cady-Kruse, Noreen Doyle, and William Janetschek are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee, and a nominating and corporate governance committee. Each of our audit committee, compensation committee, and nominating and corporate governance committee is composed solely of independent directors. Subject to phase-in rules, the rules of the NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of the NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website at https://freedomac1.com/investor-resources/#resources/.

Nell Cady-Kruse, Noreen Doyle, and William Janetschek serve as the members and William Janetschek serves as chair of the audit committee. Nell Cady-Kruse, Noreen Doyle, and William Janetschek are independent of and unaffiliated with our sponsor. Under the NYSE listing standards and applicable SEC rules, all the directors on the audit committee must be independent.

Nell Cady-Kruse, Noreen Doyle, and William Janetschek are financially literate and our board of directors has determined that William Janetschek qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Nell Cady-Kruse, Noreen Doyle, and William Janetschek serve as the members of the compensation committee, and Nell Cady-Kruse serves as chair of the compensation committee. Under the NYSE listing standards, all the directors on the compensation committee must be independent.

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

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other advisor and will be directly responsible for the appointment, compensation and oversight of the work of any such advisor. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other advisor, the compensation committee will consider the independence of each such advisor, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Nell Cady-Kruse, Noreen Doyle, and William Janetschek. Noreen Doyle serves as chair of the nominating and corporate governance committee. Under the NYSE listing standards, all the directors on the nominating and corporate governance committee must be independent.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2022 there were no delinquent filers.

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

Below is a table summarizing the other entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity/Organization	Entity’s Business	Affiliation
Tidjane Thiam	Kering S.A.	Luxury goods	Director and Chair of Audit Committee
	Publicis Group	Marketing and communications	Director and Member of Audit Committee
Adam Gishen	N/A	N/A	N/A
Nell Cady-Kruse	N/A	N/A	N/A
Noreen Doyle	N/A	N/A	N/A
William Janetschek	Bilander Acquisition Corp.	SPAC	Director
Edward Zeng	China Bridge Capital	Investment Bank	Managing Director

There are also other potential conflicts of interest:

●	Our officers and directors are not required to, and will not commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specified amount of time to our affairs.

●	Our initial shareholders purchased founder shares and private placement warrants. Our initial shareholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of our initial business combination. Additionally, our initial shareholders, sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, our initial shareholders, sponsor, officers and directors have agreed not to transfer, assign or sell any of any founder shares (including the Class A ordinary shares issuable upon conversion thereof) until the earlier to occur of: (i) one year after the completion of our initial business combination and (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last reported sales price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup.

●	The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) will not be transferable until 30 days following the completion of our initial business combination. Because each of our officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, officers or directors, a committee of independent and disinterested directors would consider, review and approve the transaction. Additionally, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm or a valuation or appraisal firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, we have agreed to pay our sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative services provided to members of our management team and other expenses and obligations of our sponsor.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us at April 3, 2023, with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our officers and directors; and

●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of April 3, 2023.

On December 30, 2020, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in exchange for founder shares such that our sponsor owned 8,625,000 founder shares (retroactively adjusting for the issuance of 1,437,500 founder shares resulting from a share dividend effected by the Company on February 25, 2021). Our sponsor transferred 25,000 founder shares each to Noreen Doyle, William Janetschek and David Poritz and an aggregate of 47,500 founder shares to certain employees and consultants. On April 8, 2022, David Poritz resigned from our board of directors and returned his 25,000 founder shares to our sponsor. On May 10, 2022, Nell Cady-Kruse was appointed to our board of directors, and our sponsor transferred 25,000 founder shares to her. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible.

In connection with the Extension Amendment, 23,256,504 Class A ordinary shares were redeemed and 11,243,496 Class A ordinary shares remain outstanding after giving effect to such redemptions, as further described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Amendment to Amended and Restated Memorandum and Articles.”

	Class A ordinary shares		Class B ordinary shares(2)
	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Ordinary Shares
Freedom Acquisition I LLC(3)	—	—	8,502,500	98.6%	42.8%
Entities affiliated with Glazer Capital, LLC(4)	1,244,800	11.1%	—	—	6.3%
Entities affiliated with Polar Asset Management Partners Inc.(5)	1,961,121	17.4%	—	—	9.9%
Tidjane Thiam	—	—	—	—	—
Adam Gishen	—	—	—	—	—
Nell Cady-Kruse	—	—	25,000	*	*
Noreen Doyle	—	—	25,000	*	*
William Janetschek	—	—	25,000	*	*
Edward Zeng	—	—	—	—	—
All directors and executive officers of FACT as a group (six individuals)	—	—	75,000	*	*

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is 14 Wall Street, 20th Floor, New York, 10005.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment.

(3)	Freedom Acquisition I LLC, our sponsor, is the record holder of such shares. Mr. Thiam, Mr. Gishen and Mr. Bhatia are the three managers of our sponsor’s board of managers. Each manager of Freedom Acquisition I LLC has one vote, and the approval of a majority of the members of the board of managers is required to approve an action of Freedom Acquisition I LLC. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to Freedom Acquisition I LLC. Based upon the foregoing analysis, no individual manager of Freedom Acquisition I LLC exercises voting or dispositive control over any of the securities held by Freedom Acquisition I LLC even those in which he directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares and, for the avoidance of doubt, expressly disclaims any such beneficial interest to the extent of any pecuniary interest he may have therein, directly or indirectly.

(4)	The information in the table above is based solely on information contained in this shareholder’s Schedule 13G/A under the Exchange Act filed by such shareholder with the SEC on March 10, 2023. Glazer Capital, LLC (“Glazer Capital”) and Paul J. Glazer, who serves as the managing member of Glazer Capital, have shared voting and dispositive power with respect to the Class A ordinary shares held by certain funds and managed accounts to which Glazer Capital serves as investment manager (collectively, the “Glazer Funds”). The address for the Glazer Funds and Paul J. Glazer is 250 West 55th Street, Suite 30A, New York, New York 10019.

(5)	The information in the table above is based solely on information contained in this shareholder’s Schedule 13G under the Exchange Act filed by such shareholder with the SEC on February 9, 2023, which was prior to the redemption of 23,256,504 Class A ordinary shares in connection with the Extension Amendment, as further described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Amendment to Amended and Restated Memorandum and Articles.” Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company, which holds 1,961,121 Class A ordinary shares, and has sole voting and dispositive power with respect to such shares. The address for Polar Asset Management Partners Inc. is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

Our sponsor and our directors beneficially own approximately 20% of the issued and outstanding ordinary shares. Only holders of Class B ordinary shares will have the right to appoint and remove directors in any general meeting held prior to or in connection with the completion of our initial business combination. Holders of our public shares will not have the right to appoint or remove any directors to our board of directors prior to our initial business combination. Because of this ownership block, our sponsor and our directors may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

In connection with our initial public offering, our sponsor purchased an aggregate of 6,266,667 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.50 per warrant, $9,400,000 in the aggregate, in a private placement that occurred simultaneously with the closing of our initial offering. The private placement warrants are identical to the warrants sold in our offering except that the private placement warrants, so long as they are held by our sponsor or its permitted transferees, (i) will not be redeemable by us (except as described in the registration statement for our initial public offering), (ii) will be subject to the transfer restrictions described below, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. If we do not complete our initial business combination during the Extension Period, the private placement warrants will expire worthless.

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

Equity Compensation Plans

As of December 31, 2022, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On December 30, 2020, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in exchange for founder shares such that our sponsor owned 8,625,000 founder shares (retroactively adjusting for the issuance of 1,437,500 founder shares resulting from a share dividend effected by the Company on February 25, 2021). Our sponsor transferred 25,000 founder shares each to Noreen Doyle, William Janetschek and David Poritz and an aggregate of 47,500 founder shares to certain employees and consultants. On April 8, 2022, David Poritz resigned from our board of directors and returned his 25,000 founder shares to our sponsor. On May 10, 2022, Nell Cady-Kruse was appointed to our board of directors, and our sponsor transferred 25,000 founder shares to her. As such, our sponsor now owns 8,502,500 founder shares. Our sponsor and our directors collectively own approximately 20% of our issued and outstanding shares as of our initial public offering.

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

On each of April 1, 2022 and June 6, 2022, we issued an unsecured promissory note in the amount of up to $500,000 to our sponsor (the “Sponsor Notes”). On December 14, 2022, we issued an unsecured promissory note in the amount of up to $325,000 to Tidjane Thiam, Adam Gishen, Edward Zeng, and Abhishek Bhatia (collectively, the “Payees”) (such note, together with the Sponsor Notes, the “Convertible Notes”). The proceeds of the Convertible Notes, which may be drawn down from time to time until we consummate our initial business combination, will be used for general working capital purposes. The Convertible Notes bear no interest and are payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of our initial public offering (or such later date as may be extended in accordance with the terms of our amended and restated memorandum and articles of Association) or (ii) the consummation of our business combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Convertible Notes may be accelerated. Prior to the Company’s first payment of all or any portion of the principal balance of the Convertible Notes in cash, our sponsor and the Payees, as applicable, have the option to convert all, but not less than all, of the principal balance of the Convertible Notes into private placement warrants (the “Conversion Warrants”), each warrant exercisable for one ordinary share of the Company at an exercise price of $1.50 per share. The terms of the Conversion Warrants would be identical to the warrants issued by the Company to the sponsor in a private placement that was consummated in connection with our initial public offering. Our sponsor and the Payees shall be entitled to certain registration rights relating to the Conversion Warrants. The Convertible Notes were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

In addition, on February 28, 2023, we issued an additional unsecured promissory note in the amount of up to $2,100,000 to our sponsor, as described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Promissory Note.” The proceeds of such promissory note, $1,600,000 of which was drawn down immediately, $400,000 of which may be drawn down, with the mutual consent of us and our sponsor, if we wish to extend the date by which we will consummate a business combination beyond June 2, 2023, and $100,000 of which may be drawn down on an as-needed basis at the discretion of our sponsor, will be used for general working capital purposes. Such promissory note bears no interest and is payable in full upon the consummation of our business combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the promissory note may be accelerated. The promissory note shall be forgiven by our sponsor if we are unable to consummate a business combination within the time frame specified in our amended and restated memorandum and articles of association (as amended from time to time), except to the extent of any funds held outside of the trust account established in connection with our initial public offering. The issuance of the promissory note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us additional funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $675,000 of such loans may be convertible into private placement warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants described above. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder, stockholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Nell Cady-Kruse, Noreen Doyle and William Janetschek are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services

The firm of Marcum LLP, or Marcum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees. During the years ended December 31, 2022 and 2021, fees for our independent registered public accounting firm were approximately $144,458 and $125,918, respectively, for the services Marcum performed in connection with our Initial Public Offering and the audit of our December 31, 2022 financial statements included in this Annual Report.

Audit-Related Fees. During the years ended December 31, 2022 and 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the years ended December 31, 2022 and 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the years ended December 31, 2022 and 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

(a) The following documents are filed as part of this Annual Report:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be accessed on the SEC website at www.sec.gov.

Exhibit No.	Description
2.1	Business Combination Agreement, dated October 3, 2022, by and among the Company, Jupiter Merger Sub I Corp., Jupiter Merger Sub II LLC, Complete Solaria Holding Corporation, and the Solaria Corporation (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2022).
2.2	First Amendment to Business Combination Agreement, dated December 26, 2022, by and among the Company, Jupiter Merger Sub I Corp., Jupiter Merger Sub II LLC, and Complete Solaria, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2022).
2.3	Second Amendment to Business Combination Agreement, dated January 17, 2023, by and among the Company, Jupiter Merger Sub I Corp., Jupiter Merger Sub II LLC, and Complete Solaria, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 17, 2023).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2021).
3.2	Amendment to Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2023).
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as Amended*
4.2	Warrant Agreement, dated February 25, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2021).
10.1	A Letter Agreement, dated February 25, 2021, among the Company and its officers and directors and Freedom Acquisition I, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2021).
10.2	Amendment No. 1 to Letter Agreement dated February 25, 2021, dated June 6, 2022 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2022).

Exhibit No.	Description
10.3	Investment Management Trust Agreement, dated February 25, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2021).
10.4	Amendment to Investment Management Trust Agreement, dated February 28, 2023, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2023).
10.5	Registration Rights Agreement, dated February 25, 2021, between the Company and certain security holders (incorporated herein by reference to Exhibit 10.3 of the Company’ s Current Report on Form 8-K filed with the SEC on March 2, 2021).
10.6	Administrative Services Agreement, dated February 25, 2021, between the Company and Freedom Acquisition I LLC (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2021).
10.7	Private Placement Warrants Purchase Agreement, dated December 2, 2020, between the Company and Freedom Acquisition I LLC (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2021).
10.8	Promissory Note, dated April 1, 2022, issued to Freedom Acquisition I LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2022).
10.9	Promissory Note, dated June 6, 2022, issued to Freedom Acquisition I LLC (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2022).
10.10	Promissory Note, dated December 14, 2022, issued to Tidjane Thiam, Adam Gishen, Abhishek Bhatia, and Edward Zeng (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2022).
10.11	Promissory Note, dated February 28, 2023, issued to Freedom Acquisition I LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2023).
10.12	Form of Company Subscription Agreement, dated October 3, 2022 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2022).
10.13	Sponsor Support Agreement, dated October 3, 2022 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2022).
10.14	Company Stockholder Support Agreement, dated October 3, 2022 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2022).
31.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 6, 2023.

Freedom Acquisition I Corp.

By:	/s/ Adam Gishen
	Name:	Adam Gishen
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Tidjane Thiam	Executive Chairman	April 6, 2023
Tidjane Thiam

/s/ Adam Gishen	Chief Executive Officer and Board	April 6, 2023
Adam Gishen	Observer

/s/ Nell Cady-Kruse	Director	April 6, 2023
Nell Cady-Kruse

/s/ Noreen Doyle	Director	April 6, 2023
Noreen Doyle

/s/ William Janetschek	Director	April 6, 2023
William Janetschek

/s/ Edward Zeng	Director	April 6, 2023
Edward Zeng

FREEDOM ACQUISITION I CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Freedom Acquisition I Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Freedom Acquisition I Corp. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in shareholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY
April 6, 2023

FREEDOM ACQUISITION I CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current assets:
Cash	$72,923	$277,583
Prepaid expenses - short term	120,677	724,066
Total current assets	193,600	1,001,649
Prepaid expenses - long term	—	113,073
Cash and marketable securities held in Trust Account	349,927,313	345,105,681
Total Assets	$350,120,913	$346,220,403

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$4,858,215	$2,579,641
Convertible promissory note – related party	828,600	—
Total current liabilities	5,686,815	2,579,641
Warrant liabilities	2,978,333	8,488,250
Deferred underwriters’ discount payable	3,018,750	12,075,000
Total Liabilities	11,683,898	23,142,891

Commitments and Contingencies (See Note 7)
Class A Ordinary shares subject to possible redemption 34,500,000 shares subject to possible redemption at redemption value at December 31, 2022 and 2021, respectively	349,927,313	345,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2022 and 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized at December 31, 2022 and 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at December 31, 2022 and 2021	863	863
Additional paid-in capital	6,057,438	—
Accumulated deficit	(17,548,599)	(21,923,351)
Total Shareholders’ Deficit	(11,490,298)	(21,922,488)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$350,120,913	$346,220,403

The accompanying notes are an integral part of the consolidated financial statements.

FREEDOM ACQUISITION I CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2022	2021
Operating costs	$4,407,058	$3,782,028
Loss from operations	(4,407,058)	(3,782,028)
Other income (expense):
Foreign currency exchange loss	(17,638)	(1,475)
Interest income on marketable securities held in Trust Account	4,821,632	105,681
Reduction of transaction costs incurred in connection with IPO	271,687	—
Change in fair value of warrant liabilities	5,509,917	9,381,750
Change in fair value of convertible note	(196,200)	—
Offering expenses related to warrant issuance	—	(575,278)
Total other income, net	10,389,398	8,910,678
Net income	$5,982,340	$5,128,650
Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	34,500,000	28,828,767
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.14	$0.14
Weighted average shares outstanding, Class B ordinary shares	8,625,000	8,440,068
Basic and diluted net income per share, Class B ordinary shares	$0.14	$0.14

The accompanying notes are an integral part of the consolidated financial statements.

FREEDOM ACQUISITION I CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2020	—	$—	8,625,000	$863	$24,137	$(5,494)	$19,506
Sale of 34,500,000 Units on March 2, 2021 through public offering	34,500,000	3,450	—	—	—	—	3,450
Excess of the fair value of private placement warrants over cash received	—	—	—	—	1,880,000	—	1,880,000
Class A ordinary shares subject to possible redemption	(34,500,000)	(3,450)	—	—	—	—	(3,450)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(1,904,137)	(27,046,507)	(28,950,644)
Net income	—	—	—	—	—	5,128,650	5,128,650
Balance – December 31, 2021	—	—	8,625,000	863	—	(21,923,351)	(21,922,488)
Proceeds received on convertible note less than fair value	—	—	—	—	592,600	—	592,600
Accretion portion net against additional paid-in-capital	—	—	—	—	(592,600)	—	(592,600)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(2,727,125)	(1,607,588)	(4,334,713)
Reduction of deferred underwriting fee payable	—	—	—	—	8,784,563	—	8,784,563
Net income	—	—	—	—	—	5,982,340	5,982,340
Balance – December 31, 2022	—	$—	8,625,000	$863	$6,057,438	$(17,548,599)	$(11,490,298)

The accompanying notes are an integral part of the consolidated financial statements.

FREEDOM ACQUISITION I CORP.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31.
	2022	2021
Cash Flows from Operating Activities:
Net income	$5,982,340	$5,128,650
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,821,632)	(105,681)
Change in fair value of warrant liabilities	(5,509,917)	(9,381,750)
Change in fair value of convertible note	196,200	—
Change in deferred underwriting fee	(271,687)	—
Offering costs allocated to warrants	—	575,278
Changes in current assets and current liabilities:
Prepaid expenses	716,462	(837,139)
Accounts payable and accrued expenses	2,278,574	2,579,641
Net cash used in operating activities	(1,429,660)	(2,041,001)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(345,000,000)
Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	—	338,595,000
Proceeds from issuance of Private Placement Warrants	—	9,400,000
Proceeds from issuance of Convertible Promissory Note	1,225,000	—
Repayment of promissory note to related party	—	(90,996)
Payments of offering costs	—	(585,420)
Net cash provided by financing activities	1,225,000	347,318,584

Net Change in Cash	(204,660)	277,583
Cash – Beginning	277,583	—
Cash – Ending	$72,923	$277,583

Supplemental disclosure of noncash financing activities:
Initial value of Class A ordinary shares subject to possible redemption	$—	$345,000,000
Initial value of warrant liabilities	$—	$17,870,000
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$12,075,000
Accretion of Class A ordinary shares subject to possible redemption	$4,927,313	$28,950,644
Deferred offering costs paid under promissory note	$—	$90,996

The accompanying notes are an integral part of the consolidated financial statements.

FREEDOM ACQUISITION I CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Organization and General

Freedom Acquisition I Corp. (the “Company” or “Freedom”) was incorporated in Cayman Islands on December 23, 2020. The Company was formed for the purpose of entering into a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

On October 3, 2022, the Company entered into a Business Combination Agreement with Jupiter Merger Sub I Corp., a Delaware corporation and a wholly owned subsidiary of the Company, Jupiter Merger Sub II LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company, Complete Solar Holding Corporation, a Delaware corporation, and The Solaria Corporation, a Delaware corporation.

The Company’s sponsor is Freedom Acquisition I LLC, a Cayman Islands limited liability company (the “Sponsor”).

As of December 31, 2022, the Company had not yet commenced any operations. All activity through December 31, 2022, relates to the Company’s formation and the Initial Public Offering (“IPO” or “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and changes in the fair value of warrant liabilities.

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

Transaction costs amounted to $19,175,922, consisting of $6,405,000 of underwriting fees, $12,075,000 of deferred underwriting fees and $695,922 of other offering costs. Of the total transaction cost, $575,278 was expensed as non-operating expenses in the consolidated statement of operations with the rest of the offering cost charged to shareholders’ deficit for the year ended December 31, 2021. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares.

Trust Account

Following the closing of the IPO on March 2, 2021, an amount of $345,000,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”). The funds in the Trust Account have, since the IPO and until the 24-month anniversary of the consummation of the IPO, been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. To mitigate the risk of the Company being deemed to have been operating as an unregistered investment company, prior to the 24-month anniversary of the consummation of the IPO, the Company instructed Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and to hold all the funds in the Trust Account in cash in a bank deposit account. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO and the sale of the private placement units will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination during the Combination Period (as defined below), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

The Class A ordinary shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

On February 28, 2023, the Company’s shareholders approved an amendment to its amended and restated memorandum and articles of association to extend the date by which the Company must complete a Business Combination from March 2, 2023 to June 2, 2023, and to thereafter further extend such period up to three times by an additional one month each time (up to September 2, 2023) (such period, as may be extended, the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company, divided by the number of then outstanding public shares, subject to applicable law and as further described in the registration statement, and then seek to dissolve and liquidate.

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

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third-party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Company’s Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations.

Liquidity

As of December 31, 2022, the Company had cash outside the Trust Account of $72,923 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use prior to an initial Business Combination and is restricted for use either in a Business Combination or to redeem ordinary shares. The Company may elect to withdraw from the interest income earned on the trust account to pay the Company’s tax obligations. As of December 31, 2022, the Company had interest income earned on the trust account of $4,821,632.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements – Going Concern,” pursuant to its Amended and Restated Certificate of Incorporation, the Company has until the end of the Combination Period to consummate a Business Combination. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination during the Combination Period, it is uncertain that the Company will be able to do so. This, as well as its liquidity condition, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate at the end of the Combination Period.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and Russia-Ukraine war and has concluded that while it is reasonably possible that the virus and war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Consideration of IR Act Excise Tax

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly-traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly-traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Note 2 — Revision of Previously-Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of December 31, 2022, the Company identified an error in amounts reported in certain of the Company’s previously-issued financial statements related to accounts payable. The Company incorrectly recorded intercompany operating bank transfers as payables whereas Legal and Professional Services was the accompanying debit in each transaction recorded. As a result, management determined that accounts payable and operational costs as of June 30, 2022 and September 30, 2022 were overstated by $205,869.

The following tables contain the revised financial information for the affected periods previously reported. The revisions do not have an impact on the Company’s cash position and investments held in the Trust Account established in connection with the Initial Public Offering. The Company has not amended its previously filed Quarterly Reports on Form 10-Q for the two quarterly periods in 2022. The financial information that has been previously filed or otherwise reported for these affected periods are superseded by the information below in this Annual Report on Form 10-K.

The impact of the revision on the Company’s financial statements is reflected in the following tables:

	As Previously Reported	Adjustment	As Revised
Balance Sheet as of June 30, 2022 (unaudited)
Total Liabilities	$19,737,596	$(205,869)	$19,531,727
Total Shareholders’ Equity (Deficit)	$(18,781,440)	$205,869	$(18,575,571)

Balance Sheet as of September 30, 2022 (unaudited)
Total Liabilities	$17,298,967	$(205,869)	$17,093,098
Total Shareholders’ Equity (Deficit)	$(16,803,964)	$205,869	$(16,598,095)

	As Previously Reported	Adjusted	As Revised
Condensed Statement of Operations for the Three Months Ended June 30, 2022 (unaudited)
Operational Costs	$824,081	$(205,869)	$618,212
Net Income (Loss)	$2,025,986	$205,869	$2,231,855
Basic and Diluted Net Income (Loss) per shares, Class A Ordinary Shares	$0.05	$—	$0.05
Basic and Diluted Net Income (Loss) per shares, Class B Ordinary Shares	$0.05	$—	$0.05

Condensed Statement of Operations for the Six Months Ended June 30, 2022 (unaudited)
Operational Costs	$2,022,164	$(205,869)	$1,816,295
Net Income (Loss)	$3,321,266	$205,869	$3,527,135
Basic and Diluted Net Income (Loss) per shares, Class A Ordinary Shares	$0.08	$—	$0.08
Basic and Diluted Net Income (Loss) per shares, Class B Ordinary Shares	$0.08	$—	$0.08

Condensed Statement of Operations for the Nine Months Ended September 30, 2022 (unaudited)
Operational Costs	$2,508,476	$(205,869)	$2,302,607
Net Income (Loss)	$6,726,111	$205,869	$6,931,980
Basic and Diluted Net Income (Loss) per shares, Class A Ordinary Shares	$0.16	$—	$0.16
Basic and Diluted Net Income (Loss) per shares, Class B Ordinary Shares	$0.16	$—	$0.16

	As Previously Reported	Adjusted	As Revised
Condensed Statement of Cash Flows for the Six Months Ended June 30, 2022 (unaudited)
Net Income (Loss)	$3,321,266	$205,869	$3,527,135
Accounts payable and accrued expenses	$884,539	$(205,869)	$678,670

Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2022 (unaudited)
Net Income (Loss)	$6,726,111	$205,869	$6,931,980
Accounts payable and accrued expenses	$226,411	$(205,869)	$20,542

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Estimates made in preparing these consolidated financial statements include, among other things, the fair value measurement of the Private Warrant liabilities.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Investments Held in Trust Account

At December 31, 2022, the assets held in the Trust Account were held in a money market fund with a maturity of 180 days or less. At December 31, 2021, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 320, “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or remeasurement of premiums or discounts.

As of December 31, 2022, investment in the Company’s Trust Account consisted of $349,927,313 in a money market fund with a maturity of 180 days or less. Following the maturity of the U.S. Treasury Securities on December 1, 2022, the Company immediately reinvested the entirety of the Trust Account into a money market fund. The money market fund is disclosed at fair value on the consolidated balance sheet. As of December 31, 2021, investment in the Company’s Trust Account consisted of $484 in cash and $345,105,197 in U.S. Treasury Securities. All of the U.S. Treasury Securities (the “T-bills”) matured on March 3, 2022 and the Company purchased new T-bills. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding losses and fair value of held to maturity securities on December 31, 2022 and 2021 are as follows:

Fair Value as of December 31, 2022
Cash	$—
Money Market Funds	349,927,313
$349,927,313

	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
Cash	$484	$—	$—	$484
U.S. Treasury Securities	345,105,197	—	(6,065)	345,099,132
	$345,105,681	$—	$(6,065)	$345,099,616

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and remeasurement are included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.

Convertible Promissory Notes—Related Party

The Company accounts for its convertible promissory notes under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under ASC 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory notes. Using the fair value option, the convertible promissory notes are required to be recorded at their initial fair value on the date of issuance, each drawdown date, and each balance sheet date thereafter. Differences between the face value of the note and fair value at each drawdown date are recognized as either an expense in the consolidated statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the consolidated statements of operations. Changes in the estimated fair value of the note are recognized as non-cash change in the fair value of the convertible promissory notes in the consolidated statements of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2022 and 2021, the Company has not experienced losses on this account.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 34,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets, respectively.

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 14,891,667 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the years ended December 31, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

	For the Years Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$4,785,872	$1,196,468	$3,967,193	$1,161,457
Denominator:
Weighted average shares outstanding	34,500,000	8,625,000	28,828,767	8,440,068
Basic and diluted net income per share	$0.14	$0.14	$0.14	$0.14

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to temporary equity upon the completion of the IPO. Accordingly, on December 31, 2022, offering costs totaling $19,175,922 have been charged to temporary equity (consisting of $6,405,000 of underwriting fees, $12,075,000 of deferred underwriting fees and $695,922 of other offering costs). Of the total transaction cost, $575,278 was recorded as a non-operating expense in the consolidated statements of operations, with the rest of the offering cost charged to temporary equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares. As of October 25, 2022, and November 2, 2022, respectively, J.P. Morgan Securities LLC and Deutsche Bank Securities Inc. have waived their portions of the deferred underwriting fee which is reflected in the consolidated statement of operations and the consolidated statement of changes in shareholders’ deficit as a reduction of transaction costs incurred in connection with IPO. Therefore, the deferred underwriting fee was reduced by $9,056,250, of which $271,687 is shown in the consolidated statement of operations as a reduction of transaction costs incurred in connection with the IPO and $8,784,563 is charged to additional paid-in capital in the consolidated statement of changes in shareholders’ deficit. As a result of the reductions, the outstanding deferred underwriting fee payable was reduced to $3,018,750.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheets.

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

The Company accounts for its 14,891,667 ordinary shares warrants issued in connection with its Initial Public Offering (8,625,000) and Private Placement (6,266,667) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. The fair value of the Private Placement Warrants has been estimated using Monte Carlo simulations at each measurement date. The fair value of the Public Warrants was initially estimated using Monte Carlo simulations. After the Public Warrants were separately traded, the measurement of the Public Warrants used an observable market quote in an active market.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with federal income tax regulations, income taxes are not levied on the Company, but rather on the individual owners. United States (“U.S.”) taxation would occur on the individual owners if certain tax elections are made by U.S. owners and the Company were treated as a passive foreign investment company. The Company believes that it was a passive foreign investment company for the 2021 and 2022 taxable years. Additionally, U.S. taxation could occur to the Company itself if the Company is engaged in a U.S. trade or business. The Company is not expected to be treated as engaged in a U.S. trade or business at this time.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”)” to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The guidance was adopted starting January 1, 2022. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

All of the 34,500,000 Class A ordinary share sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

The Class A ordinary share is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

As of December 31, 2022 and 2021, the ordinary share reflected on the consolidated balance sheets are reconciled in the following table:

Gross proceeds from IPO	$345,000,000
Less:
Proceeds allocated to Public Warrants	(10,350,000)
Ordinary share issuance costs	(18,600,644)
Plus:
Accretion of carrying value to redemption value	28,950,644
Contingently redeemable ordinary share as of December 31, 2021	345,000,000
Plus:
Accretion of carrying value to redemption value	4,927,313
Contingently redeemable ordinary share as of December 31, 2022	$349,927,313

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

The Private Placement Warrants are identical to the warrants sold in the IPO except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights.

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

Promissory Note — Related Party

On December 30, 2020, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2022 or the completion of the IPO.

As of December 31, 2022 and 2021, there was no outstanding amount under the Promissory Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. After giving effect to the Notes described below, up to $675,000 of additional Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account.

On April 1, 2022 and June 6, 2022, the Company issued unsecured promissory notes in the amounts of up to $500,000 and $500,000, respectively, to the Sponsor. On December 14, 2022, the Company issued an unsecured promissory note in the amount of up to $325,000 to Tidjane Thiam, Adam Gishen, Abhishek Bhatia and Edward Zeng (collectively, the “Payees”) (such promissory note, together with the unsecured promissory notes issued on April 1, 2022 and June 6, 2022, the “Notes”). The Notes bear no interest and are payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of the Initial Public Offering (or such later date as may be extended in accordance with the terms of our amended and restated memorandum and articles of association) or (ii) the consummation of the Business Combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Notes may be accelerated. Prior to the Company’s first payment of all or any portion of the principal balance of the Notes in cash, the Sponsor and the Payees, as applicable, have the option to convert all, but not less than all, of the principal balance of the Notes into private placement warrants (the “Conversion Warrants”), each warrant exercisable for one ordinary share of the Company at an exercise price of $1.50 per share. The terms of the Conversion Warrants would be identical to the Private Placement Warrants. The Sponsor and the Payees shall be entitled to certain registration rights relating to the Conversion Warrants. The issuances of the Notes were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

As of December 31, 2022 and 2021, the Company had an aggregate of $1,225,000 and $0 borrowings, respectively, related to the Notes.

On February 28, 2023, the Company issued an unsecured promissory note in the amount of up to $2,100,000 to the Sponsor, as further described in Note 11.

Administrative Support Service

Commencing on the date of the IPO, the Company agreed to pay the Sponsor up to $10,000 per month for office space and administrative support services. These were paid on a monthly basis via invoices, and there was no amount due under the Administrative Services Agreement as of December 31, 2022.

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

Underwriters Agreement

On March 2, 2021, the Company paid a fixed underwriting discount of $6,405,000. Additionally, a deferred underwriting discount of $0.35 per Unit, or $12,075,000 in the aggregate, will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement. As of October 25, 2022, and November 2, 2022, respectively, J.P. Morgan Securities LLC and Deutsche Bank Securities Inc. have waived their portions of the deferred underwriting fee which is reflected in the consolidated statement of operations and the consolidated statement of changes in shareholders’ deficit as a reduction of transaction costs incurred in connection with IPO. Therefore, the deferred underwriting fee was reduced by $9,056,250, of which $271,687 is shown in the consolidated statement of operations as a reduction of transaction costs incurred in connection with the IPO and $8,784,563 is charged to additional paid-in capital in the consolidated statement of changes in shareholders’ deficit. As a result of the reductions, the outstanding deferred underwriting fee payable was reduced to $3,018,750.

Business Combination Agreement

On October 3, 2022, the Company entered into a Business Combination Agreement (as amended from time to time, the “Business Combination Agreement”), with Jupiter Merger Sub I Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“First Merger Sub”), Jupiter Merger Sub II LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Second Merger Sub”), Complete Solaria, Inc. (formerly known as Complete Solar Holding Corporation), a Delaware corporation (“Complete Solaria”) and The Solaria Corporation, a Delaware corporation (“Solaria”).

The Mergers

The Business Combination Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Business Combination Agreement, the “Business Combination”):

●	at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), upon the terms and subject to the conditions thereof, and in accordance with the Delaware General Corporation Law, as amended (the “DGCL”), (i) First Merger Sub will merge with and into Complete Solaria, with Complete Solaria surviving as a wholly owned subsidiary of the Company, (ii) immediately thereafter and as part of the same overall transaction, Complete Solaria will merge with and into Second Merger Sub, with Second Merger Sub surviving as a wholly owned subsidiary of the Company, and (iii) immediately after the consummation of the Second Merger and as part of the same overall transaction, Solaria will merge with and into a newly formed Delaware limited liability company and wholly-owned subsidiary of the Company (“Third Merger Sub”), with Third Merger Sub surviving as a wholly-owned subsidiary of the Company (the “Additional Merger,” and together with the First Merger and the Second Merger, the “Mergers”);

●	at the Closing, all outstanding shares of capital stock of Complete Solaria (subject to certain restrictions) and all options and warrants to acquire shares of capital stock of Complete Solaria will convert into the right to receive shares of common stock, par value $0.0001 per share, of the Company (“Freedom Common Stock”) or comparable equity awards that are settled or are exercisable for shares of Freedom Common Stock; and

●	at the Closing, the Company will be renamed “Complete Solaria, Inc.”

On October 2, 2022 and October 3, 2022, respectively, a special committee (the “Freedom Special Committee”) of the Board of Directors of the Company (the “Freedom Board”) and the Freedom Board have (i) approved the Business Combination Agreement and the Business Combination and (ii) resolved to recommend that the shareholders of the Company approve the Business Combination Agreement and the Business Combination.

First Amendment to the Business Combination Agreement

On December 26, 2022, the Company, Complete Solaria, First Merger Sub and Second Merger Sub entered into a letter agreement (the “First Amendment”) amending the Business Combination Agreement, dated as of October 3, 2022, by and among the Company, Complete Solaria, First Merger Sub and Second Merger Sub.

The Amendment deletes the following provisions in the Business Combination Agreement:

●	The condition to the obligation of Complete Solaria to consummate the Business Combination that there be, as of the closing of the Business Combination (the “Closing”), at least $100,000,000 in Available Acquiror Cash (as such term is defined in the Business Combination Agreement);

●	The obligation of each of the Company and Complete Solaria to use reasonable best efforts to cause the Available Acquiror Cash to equal or exceed $100,000,000 as of immediately prior to the Closing;

●	The right of Complete Solaria to terminate the Business Combination Agreement if:

o	Complete Solaria has not consummated the issuances of convertible note investments in Complete Solaria for an aggregate purchase price of at least $10,000,000 on or before January 16, 2023; or

o	at a meeting of shareholders of the Company to extend the deadline by which the Company is required to consummate the Business Combination under its organizational documents, a number of shareholders of the Company elect to redeem their ordinary shares such that the amount remaining in the Company’s trust account after processing such redemptions, when taken together with the amounts included in prongs (ii), (iii), (iv) and (v) of the definition of Available Acquiror Cash (as described above) is less than $100 million;

●	The obligation of the Company and Complete Solaria to make termination payments in certain circumstances.

Second Amendment to the Business Combination Agreement

On January 17, 2023, the Company, Complete Solaria, First Merger Sub and Second Merger Sub entered into that certain Second Amendment to Business Combination Agreement (the “Second Amendment”) amending the Business Combination Agreement, dated as of October 3, 2022, by and among the Company, Complete Solaria, First Merger Sub and Second Merger Sub, as amended by the First Amendment.

The Second Amendment provides that, if the Company and Complete Solaria determine in good faith by January 1, 2023 that it is probable that the Business Combination will be consummated after March 1, 2023, the Company will be required to prepare (with the reasonable cooperation of Complete Solaria) and file with the SEC a proxy statement pursuant to which it will seek the approval of its shareholders for proposals to amend the Company’s organizational documents to extend the time period for the Company to consummate its initial business combination for (x) up to an additional six (6) months, from March 2, 2023 to September 2, 2023 (the original Business Combination Agreement provided for an extension from March 1, 2023 to September 2, 2023) or (y) such other period of time as the Company and Complete Solaria may mutually agree (the original Business Combination Agreement contemplated no such prong (y)). In addition, the Second Amendment amends the Business Combination Agreement by changing the latest permitted Agreement End Date (as defined in the Business Combination Agreement) from September 1, 2023 to September 2, 2023.

Note 8 — Shareholders’ Deficit

Preference shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At December 31, 2022 and 2021, there were 34,500,000 Class A ordinary shares outstanding, all of which is subject to possible redemption.

Class B Ordinary shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. At December 31, 2022 and 2021, there were 8,625,000 Class B ordinary shares issued and outstanding, respectively.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Description
Investments held in trust account- U.S. Treasury Securities	349,927,313	349,927,313	—	—
Total Investments held in Trust Account	$349,927,313	$349,927,313	$—	$—

Warrant liabilities – Public warrants	$1,725,000		$1,725,000	$—
Warrant liabilities – Private warrants	1,253,333	—	—	1,253,333
Convertible Note – April 1, 2022	338,200	—	—	338,200
Convertible Note – June 6, 2022	338,200	—	—	338,200
Convertible Note – December 14, 2022	152,200	—	—	152,200
Total Warrant liabilities	$3,806,933		$1,725,000	$2,081,933

For the year ended December 31, 2022, as a result of the recent decline in trading volume within the period, the public warrants were transferred to and are currently classified as Level 2 securities.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Investments held in trust account- U.S. Money Market Fund	$484	$484	$—	$—
Investments held in trust account- U.S. Treasury Securities	345,105,197	345,105,197	—	—
Total Investments held in Trust Account	$345,105,681	$345,105,681	$—	$—

Warrant liabilities – Public warrants	$4,916,250	$4,916,250	$—	$—
Warrant liabilities – Private warrants	3,572,000	—	—	3,572,000
Total Warrant liabilities	$8,488,250	$4,916,250	$—	$3,572,000

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of December 31, 2022 and 2021, is classified as Level 1 due to the use of an observable market quote in an active market.

The Company utilizes a binomial lattice simulation model to value the private placement warrants and the convertible promissory notes at each reporting period, with changes in fair value recognized in the consolidated statements of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The value of the securities transferred from a Level 2 measurement to a Level 1 measurement during the year ended December 31, 2022 was $348,810,523. There was a transfer of $1,725,000 from Level 1 to Level 2 in the fair value hierarchy for Public Warrants during the year ended December 31, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At December 31,	At December 31,
	2022	2021
Share price	$10.10	$9.68
Strike price	$11.50	$11.50
Term (in years)	0.38	0.50
Volatility	de minimis	10.50%
Risk-free rate	3.98%	1.30%
Dividend yield	0.00%	0.00%

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities

Fair value as of January 1, 2022	$4,916,250	$3,572,000	$8,488,250
Change in valuation inputs or other assumptions	(3,191,250)	(2,318,667)	(5,509,917)
Fair value as of December 31, 2022	$1,725,000	$1,253,333	$2,978,333

	Public	Private Placement	Warrant Liabilities

Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 2, 2021	10,350,000	7,520,000	17,870,000
Change in valuation inputs or other assumptions	(5,433,750)	(3,948,000)	(9,381,750)
Fair value as of December 31, 2021	$4,916,250	$3,572,000	$8,488,250

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $5,509,917 within change in fair value of warrant liabilities in the consolidated statement of operations for the year ended December 31, 2022. The Company recognized gains in connection with changes in the fair value of warrant liabilities of $9,381,750 within change in fair value of warrant liabilities in the consolidated statement of operations for the year ended December 31, 2021.

The following table presents a summary of the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Total Warrant Liabilities
Fair value as of January 1, 2022	$3,572,000	$—	$3,572,000
Change in fair value	(2,318,667)	—	(2,318,667)
Fair value as of December 31, 2022	$1,253,333	$—	$1,253,333

	Private Placement	Public	Total Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 2, 2021	7,520,000	10,350,000	17,870,000
Transfer to Level 1	—	(10,350,000)	(10,350,000)
Change in fair value	(3,948,000)	—	(3,948,000)
Fair value as of December 31, 2021	$3,572,000	$—	$3,572,000

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Second Amendment to the Business Combination Agreement

On January 17, 2023, the Company, Complete Solaria, First Merger Sub and Second Merger Sub entered into the Second Amendment amending the Business Combination Agreement, dated as of October 3, 2022, by and among the Company, Complete Solaria, First Merger Sub and Second Merger Sub, as amended by the First Amendment.

The Second Amendment provides that, if the Company and Complete Solaria determine in good faith by January 1, 2023 that it is probable that the Business Combination will be consummated after March 1, 2023, the Company will be required to prepare (with the reasonable cooperation of Complete Solaria) and file with the SEC a proxy statement pursuant to which it will seek the approval of its shareholders for proposals to amend the Company’s organizational documents to extend the time period for the Company to consummate its initial business combination for (x) up to an additional six (6) months, from March 2, 2023 to September 2, 2023 (the original Business Combination Agreement provided for an extension from March 1, 2023 to September 2, 2023) or (y) such other period of time as the Company and Complete Solaria may mutually agree (the original Business Combination Agreement contemplated no such prong (y)). In addition, the Second Amendment amends the Business Combination Agreement by changing the latest permitted Agreement End Date (as defined in the Business Combination Agreement) from September 1, 2023 to September 2, 2023.

Amendment to Amended and Restated Memorandum and Articles of Association

On February 28, 2023, Freedom held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), at which holders of 35,373,848 ordinary shares, comprised of 26,773,848 Class A ordinary shares and 8,600,000 Class B ordinary shares, were present in person or by proxy, representing approximately 82.02% of the voting power of the 43,125,000 issued and outstanding ordinary shares of Freedom entitled to vote at the Extraordinary General Meeting at the close of business on January 23, 2023, which was the record date (the “Record Date”) for the Extraordinary General Meeting (such shares, the “Outstanding Shares”). The Outstanding Shares on the Record Date were comprised of 34,500,000 Class A ordinary shares and 8,625,000 Class B ordinary shares.

At the Extraordinary General Meeting, the shareholders approved, by special resolution, the proposal (the “Extension Amendment Proposal”) to amend the amended and restated memorandum and articles of association to extend the date by which Freedom must (i) consummate a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination, which Freedom refers to as its initial business combination, (ii) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (iii) redeem all of the Class A ordinary shares, included as part of the units sold in the initial public offering, for an additional three months, from March 2, 2023 to June 2, 2023, and thereafter to up to three (3) times by an additional one month each time (or up to September 2, 2023) (the “Extension Amendment,” and such period, as may be extended, the “Combination Period”). The voting results for such proposal were as follows:

For	Against	Abstain
35,047,305	326,543	0

In connection with the Extension Amendment, public shareholders elected to redeem an aggregate of 23,256,504 Class A ordinary shares at a redemption price of $10.21 per share, representing approximately 67.41% of the issued and outstanding Class A ordinary shares, for an aggregate redemption amount of approximately $237,372,952. Following such redemptions, approximately $114,759,374 remained in the trust account and 11,243,496 Class A ordinary shares remain outstanding.

At the Extraordinary General Meeting, the public shareholders also approved the proposal to amend the Investment Management Trust Agreement, dated as of February 25, 2021 (the “Trust Agreement”), by and between Freedom and Continental Stock Transfer & Trust Company, as trustee (“Continental”), to reflect the Extension Amendment. The amendment to the Trust Agreement provides that Continental shall commence liquidation of the trust account only and promptly (x) after its receipt of the applicable instruction letter delivered by Freedom in connection with either the consummation of an initial business combination or Freedom’s inability to effect an initial business combination within the time frame specified in Freedom’s amended and restated memorandum and articles of association or (y) upon the date that is the later of the end of the Combination Period and such later date as may be approved by Freedom’s shareholders in accordance with the amended and restated memorandum and articles of association, if the aforementioned termination letter has not been received by Continental prior to such date. The voting results for such proposal were as follows:

For	Against	Abstain
35,047,305	326,543	0

Promissory Note

On February 28, 2023, the Company issued an unsecured promissory note in the amount of up to $2,100,000 to the Sponsor. The proceeds of such promissory note, $1,600,000 of which was drawn down immediately, $400,000 of which may be drawn down, with the mutual consent of the Company and the Sponsor, if the Company wishes to extend the date by which it will consummate a business combination beyond June 2, 2023, and $100,000 of which may be drawn down on an as-needed basis at the discretion of our sponsor, will be used for general working capital purposes. Such promissory note bears no interest and is payable in full upon the consummation of our business combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the promissory note may be accelerated. The promissory note shall be forgiven by the Sponsor if the Company is unable to consummate a business combination within the time frame specified in our amended and restated memorandum and articles of association (as amended from time to time), except to the extent of any funds held outside of the trust account established in connection with our initial public offering. The issuance of the promissory note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.