Form 10-Q
period 2023-03-31
Freedom Acquisition I Corp.
filed 2023-05-16
CIK 1838987

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, 11,243,496 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None

FREEDOM ACQUISITION I CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FREEDOM ACQUISITION I CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022

Assets
Current assets:
Cash	$47,541	$72,923
Prepaid expenses - short term	—	120,677
Total current assets	47,541	193,600
Cash and marketable securities held in Trust Account	116,571,577	349,927,313
Total Assets	$116,619,118	$350,120,913

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$5,832,437	$4,858,215
Promissory Note - Related Party	1,600,000	—
Convertible Promissory Note – Related Party	1,174,127	828,600
Total current liabilities	8,606,564	5,686,815
Warrant liabilities	3,747,388	2,978,333
Deferred underwriters’ discount payable	3,018,750	3,018,750
Total Liabilities	15,372,702	11,683,898

Commitments and Contingencies (See Note 6)
Class A Ordinary shares subject to possible redemption 11,243,496 and 34,500,000 shares subject to possible redemption at redemption value at March 31, 2023 and December 31, 2022, respectively	116,571,577	349,927,313

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized at March 31, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	863	863
Additional paid-in capital	2,052,420	6,057,438
Accumulated deficit	(17,378,444)	(17,548,599)
Total Shareholders’ Deficit	(15,325,161)	(11,490,298)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$116,619,118	$350,120,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FREEDOM ACQUISITION I CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022
Operating costs	$1,620,336	$1,198,082
Loss from operations	(1,620,336)	(1,198,082)

Other income (expense):
Foreign currency exchange gain	22	833
Interest income on operating accounts	33	—
Interest income on marketable securities held in Trust Account	2,817,216	109,863
Change in fair value of warrant liabilities	(769,055)	2,382,667
Change in fair value of convertible note	(257,725)	—
Total other income, net	1,790,491	2,493,363

Net income	$170,155	$1,295,281

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	26,489,426	34,500,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.03
Weighted average shares outstanding, Class B ordinary shares	8,625,000	8,625,000
Basic and diluted net income per share, Class B ordinary shares	$0.00	$0.03

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FREEDOM ACQUISITION I CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	—	$—	8,625,000	$863	$6,057,438	$(17,548,599)	$(11,490,298)
Proceeds received on convertible note less than fair value	—	—	—	—	12,198	—	12,198
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(4,017,216)	—	(4,017,216)
Net income	—	—	—	—	—	170,155	170,155
Balance as of March 31, 2023	—	$—	8,625,000	$863	$2,052,420	$(17,378,444)	$(15,325,161)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FREEDOM ACQUISITION I CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	8,625,000	$863	$—	$(21,923,351)	$(21,922,488)
Net income	—	—	—	—	—	1,295,281	1,295,281
Balance as of March 31, 2022	—	$—	8,625,000	$863	$—	$(20,628,070)	$(20,627,207)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FREEDOM ACQUISITION I CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$170,155	$1,295,281
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,817,216)	(109,863)
Change in fair value of warrant liabilities	769,055	(2,382,667)
Change in fair value of convertible note	257,725	—
Changes in current assets and current liabilities:
Prepaid expenses	120,677	178,536
Accounts payable and accrued expenses	974,222	819,534
Net cash used in operating activities	(525,382)	(199,179)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemptions	236,172,952	—
Net cash provided by investing activities	236,172,952	—

Cash Flows from Financing Activities:
Proceeds from issuance of Convertible Promissory Note - Related Party	100,000	—
Proceeds from issuance of Promissory Note - Related Party	1,600,000	—
Redemption of ordinary shares	(237,372,952)	—
Net cash used in financing activities	(235,672,952)	—

Net Change in Cash	(25,382)	(199,179)
Cash - Beginning	72,923	277,583
Cash - Ending	$47,541	$78,404

Supplemental disclosure of noncash financing activities:
Accretion of carrying value to redemption value	$4,017,216	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FREEDOM ACQUISITION I CORP.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s sponsor is Freedom Acquisition I LLC, a Cayman Islands limited liability company (the “Sponsor”).

As of March 31, 2023, the Company had not yet commenced any operations. All activity through March 31, 2023, relates to the Company’s formation and the Initial Public Offering (“IPO” or “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO, its operating cash account, and changes in the fair value of warrant liabilities and promissory note.

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

Transaction costs amounted to $19,175,922, consisting of $6,405,000 of underwriting fees, $12,075,000 of deferred underwriting fees and $695,922 of other offering costs. Of the total transaction cost, $575,278 was expensed as non-operating expenses in the consolidated statement of operations with the rest of the offering costs charged to shareholders’ deficit for the year ended December 31, 2021. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares.

Trust Account

Following the closing of the IPO on March 2, 2021, an amount of $345,000,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”). The funds in the Trust Account were, since the IPO and until the 24-month anniversary of the consummation of the IPO, invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. To mitigate the risk of the Company being deemed to have been operating as an unregistered investment company, prior to the 24-month anniversary of the consummation of the IPO, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and to hold all the funds in the Trust Account in cash in a bank deposit account. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO and the sale of the private placement units will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination during the Extension Period (as defined below), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

On February 28, 2023, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), at which holders of 35,373,848 ordinary shares, comprised of 26,773,848 Class A ordinary shares and 8,600,000 Class B ordinary shares, were present in person or by proxy, representing approximately 82.02% of the voting power of the 43,125,000 issued and outstanding ordinary shares of the Company entitled to vote at the Extraordinary General Meeting at the close of business on January 23, 2023, which was the record date (the “Record Date”) for the Extraordinary General Meeting (such shares, the “Outstanding Shares”). The Outstanding Shares on the Record Date were comprised of 34,500,000 Class A ordinary shares and 8,625,000 Class B ordinary shares.

At the Extraordinary General Meeting, the shareholders approved, by special resolution, a proposal (the “Extension Amendment Proposal”) to amend the amended and restated memorandum and articles of association to extend the date by which the Company must (i) consummate a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination, which Freedom refers to as its initial business combination, (ii) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (iii) redeem all of the Class A ordinary shares, included as part of the units sold in the initial public offering, for an additional three months, from March 2, 2023 to June 2, 2023, and thereafter to up to three (3) times by an additional one month each time (or up to September 2, 2023) (the “Extension Amendment,” and such period, as may be extended, the “Extension Period”). However, if the Company is unable to complete a Business Combination within the Extension Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company, divided by the number of then outstanding public shares, subject to applicable law and as further described in the registration statement, and then seek to dissolve and liquidate.

In connection with the Extension Amendment, public shareholders elected to redeem an aggregate of 23,256,504 Class A ordinary shares at a redemption price of $10.21 per share, representing approximately 67.41% of the issued and outstanding Class A ordinary shares, for an aggregate redemption amount of approximately $237,372,952. Following such redemptions, approximately $114,759,374 remained in the Trust Account and 11,243,496 Class A ordinary shares remained outstanding.

The Company’s Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement shares if the Company fails to complete the initial Business Combination within the Extension Period.

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

Liquidity

As of March 31, 2023, the Company had cash outside the Trust Account of $47,541 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use prior to an initial Business Combination and is restricted for use either in a Business Combination or to redeem ordinary shares. The Company may elect to withdraw from the interest income earned on the Trust Account to pay the Company’s tax obligations. For the three months ended March 31, 2023, the Company had $2,817,216 in interest income earned on the Trust Account.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements – Going Concern,” pursuant to its Amended and Restated Certificate of Incorporation, the Company has until the end of the Extension Period to consummate a Business Combination. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination during the Extension Period, it is uncertain that the Company will be able to do so. This, as well as its liquidity condition, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate at the end of the Extension Period.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and Russia-Ukraine war and has concluded that while it is reasonably possible that the virus and war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2022 as filed with the SEC on April 6, 2023, which contains the audited consolidated financial statements and notes thereto. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Estimates made in preparing these unaudited condensed consolidated financial statements include, among other things, the fair value measurement of the Private Warrant liabilities and promissory note.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Investments Held in Trust Account

At March 31, 2023, the assets held in the Trust Account were held in a cash operating account maintained by the Trustee.

As of December 31, 2022, investment in the Company’s Trust Account consisted of $349,927,313 in a money market fund with a maturity of 180 days or less. Following the maturity of the U.S. Treasury securities on December 1, 2022, the Company immediately reinvested the entirety of the Trust Account into a money market fund. The money market fund is disclosed at fair value on the consolidated balance sheet. Subsequently, in March 2023, the Company moved the entirety of the Trust Account into a cash account at the Trustee. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding losses and fair value of held to maturity securities on March 31, 2023 and December 31, 2022 are as follows:

Fair Value as of March 31, 2023
Cash	$116,571,577
$116,571,577

Fair Value as of December 31, 2022
Money Market Funds	$349,927,313
$349,927,313

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and remeasurement are included in the “interest income” line item in the condensed consolidated statements of operations. Interest income is recognized when earned.

Convertible Promissory Notes—Related Party

The Company accounts for its convertible promissory notes under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under ASC 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory notes. Using the fair value option, the convertible promissory notes are required to be recorded at their initial fair value on the date of issuance, each drawdown date, and each balance sheet date thereafter. Differences between the face value of the note and fair value at each drawdown date are recognized as either an expense in the condensed consolidated statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the consolidated statements of operations. Changes in the estimated fair value of the note are recognized as non-cash change in the fair value of the convertible promissory notes in the condensed consolidated statements of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2022 and December 31, 2022, the Company has not experienced losses on this account.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 11,243,496 and 34,500,000 Class A ordinary shares, respectively, subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 14,891,667 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$128,361	$41,794	$1,036,225	$259,056
Denominator:
Weighted average shares outstanding	26,489,426	8,625,000	34,500,000	8,625,000
Basic and diluted net income per share	$0.00	$0.00	$0.03	$0.03

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to temporary equity upon the completion of the IPO. Accordingly, on December 31, 2022, offering costs totaling $19,175,922 have been charged to temporary equity (consisting of $6,405,000 of underwriting fees, $12,075,000 of deferred underwriting fees and $695,922 of other offering costs). Of the total transaction cost, $575,278 was recorded as a non-operating expense in the consolidated statements of operations, with the rest of the offering cost charged to temporary equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares. As of October 25, 2022, and November 2, 2022, respectively, J.P. Morgan Securities LLC and Deutsche Bank Securities Inc. have waived their portions of the deferred underwriting fee which is reflected in the consolidated statement of operations and the consolidated statement of change in shareholders’ deficit as a reduction of transaction costs incurred in connection with the IPO. Therefore, the deferred underwriting fee was reduced by $9,056,250, of which $271,687 is shown in the consolidated statement of operations as a reduction of transaction costs incurred in connection with the IPO and $8,784,563 is charged to additional paid-in capital in the consolidated statement of change in shareholders’ deficit. As a result of the reductions, the outstanding deferred underwriting fee payable was reduced to $3,018,750.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements,” approximates the carrying amounts represented in the consolidated balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with federal income tax regulations, income taxes are not levied on the Company, but rather on the individual owners. United States (“U.S.”) taxation would occur on the individual owners if certain tax elections are made by U.S. owners and the Company were treated as a passive foreign investment company. The Company believes that it was a passive foreign investment company for the 2023 and 2022 taxable years. Additionally, U.S. taxation could occur to the Company itself if the Company is engaged in a U.S. trade or business. The Company is not expected to be treated as engaged in a U.S. trade or business at this time.

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

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its condensed consolidated financial statements.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

As of March 31, 2023 and December 31, 2022, the ordinary share reflected on the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds from IPO	$345,000,000
Less:
Proceeds allocated to Public Warrants	(10,350,000)
Ordinary share issuance costs	(18,600,644)
Plus:
Accretion of carrying value to redemption value	33,877,957
Contingently redeemable ordinary shares as of December 31, 2022	$349,927,313
Less:
Redemptions	(237,372,952)
Plus:
Accretion of carrying value to redemption value	4,017,216
Contingently redeemable ordinary shares as of March 31, 2023	$116,571,577

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

Promissory Note — Related Party

On February 28, 2023, the Company issued an unsecured promissory note in the amount of up to $2,100,000 to the Sponsor. The note is non-interest bearing and is to be utilized for general working capital purposes. As of March 31, 2023, there was $1,600,000 amount outstanding under the promissory note.

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

On April 1, 2022 and June 6, 2022, the Company issued unsecured promissory notes in the amounts of up to $500,000 and $500,000, respectively, to the Sponsor. On December 14, 2022, the Company issued an unsecured promissory note in the amount of up to $325,000 to Tidjane Thiam, the Company’s Executive Chairman, Adam Gishen, the Company’s Chief Executive Officer, Edward Zeng, a director of the Company, and Abhishek Bhatia, a board observer of the Company (collectively, the “Payees”) (such promissory note, together with the unsecured promissory notes issued on April 1, 2022 and June 6, 2022, the “Notes”). The Notes bear no interest and are payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of the Initial Public Offering (or such later date as may be extended in accordance with the terms of our amended and restated memorandum and articles of association) or (ii) the consummation of the Business Combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Notes may be accelerated. Prior to the Company’s first payment of all or any portion of the principal balance of the Notes in cash, the Sponsor and the Payees, as applicable, have the option to convert all, but not less than all, of the principal balance of the Notes into private placement warrants (the “Conversion Warrants”), each warrant exercisable for one ordinary share of the Company at an exercise price of $1.50 per share. The terms of the Conversion Warrants would be identical to the Private Placement Warrants. The Sponsor and the Payees shall be entitled to certain registration rights relating to the Conversion Warrants. The issuances of the Notes were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. As of March 31, 2023 and December 31, 2022, the Company had an aggregate of $1,174,127 and $828,600 borrowed, respectively, related to the Notes of which $100,000 had been drawn within the three months ended, March 31, 2023.

Administrative Support Service

Commencing on the date of the IPO, the Company agreed to pay the Sponsor up to $10,000 per month for office space and administrative support services. These were paid on a monthly basis via invoices, and there was no amount due under the Administrative Services Agreement as of March 31, 2023 and December 31, 2022.

Note 6 — Commitments and Contingencies

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

Underwriters Agreement

On March 2, 2021, the Company paid a fixed underwriting discount of $6,405,000. Additionally, a deferred underwriting discount of $0.35 per Unit, or $12,075,000 in the aggregate, will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement. As of October 25, 2022, and November 2, 2022, respectively, J.P. Morgan Securities LLC and Deutsche Bank Securities Inc. have waived their portions of the deferred underwriting fee which is reflected in the consolidated statement of operations and the consolidated statement of change in shareholders’ deficit as a reduction of transaction costs incurred in connection with IPO. Therefore, the deferred underwriting fee was reduced by $9,056,250, of which $271,687 is shown in the consolidated statement of operations as a reduction of transaction costs incurred in connection with the IPO and $8,784,563 is charged to additional paid-in capital in the consolidated statement of change in shareholders’ deficit. As a result of the reductions, the outstanding deferred underwriting fee payable was reduced to $3,018,750.

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

The Mergers

The Business Combination Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Business Combination Agreement, the “Business Combination”):

●	at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), upon the terms and subject to the conditions thereof, and in accordance with the Delaware General Corporation Law, as amended, (i) First Merger Sub will merge with and into Complete Solaria, with Complete Solaria surviving as a wholly owned subsidiary of the Company, (ii) immediately thereafter and as part of the same overall transaction, Complete Solaria will merge with and into Second Merger Sub, with Second Merger Sub surviving as a wholly owned subsidiary of the Company, and (iii) immediately after the consummation of the Second Merger and as part of the same overall transaction, Solaria will merge with and into a newly formed Delaware limited liability company and wholly-owned subsidiary of the Company (“Third Merger Sub”), with Third Merger Sub surviving as a wholly-owned subsidiary of the Company;

●	at the Closing, all outstanding shares of capital stock of Complete Solaria (subject to certain restrictions) and all options and warrants to acquire shares of capital stock of Complete Solaria will convert into the right to receive shares of common stock, par value $0.0001 per share, of the Company (“Freedom Common Stock”) or comparable equity awards that are settled or are exercisable for shares of Freedom Common Stock; and

●	at the Closing, the Company will be renamed “Complete Solaria, Inc.”

On October 2, 2022 and October 3, 2022, respectively, a special committee (the “Freedom Special Committee”) of the board of directors of the Company (the “Board”) and the Board (i) approved the Business Combination Agreement and the Business Combination and (ii) resolved to recommend that the shareholders of the Company approve the Business Combination Agreement and the Business Combination.

First Amendment to the Business Combination Agreement

On December 26, 2022, the Company, Complete Solaria, First Merger Sub and Second Merger Sub entered into that certain First Amendment to Business Combination Agreement (the “First Amendment”) amending the Business Combination Agreement, dated as of October 3, 2022, by and among the Company, Complete Solaria, First Merger Sub and Second Merger Sub.

The First Amendment deletes the following provisions in the Business Combination Agreement:

●	The condition to the obligation of Complete Solaria to consummate the Business Combination that there be, as of the Closing, at least $100,000,000 in Available Acquiror Cash (as such term is defined in the Business Combination Agreement);

●	The obligation of each of the Company and Complete Solaria to use reasonable best efforts to cause the Available Acquiror Cash to equal or exceed $100,000,000 as of immediately prior to the Closing;

●	The right of Complete Solaria to terminate the Business Combination Agreement if:

●	Complete Solaria has not consummated the issuances of convertible note investments in Complete Solaria for an aggregate purchase price of at least $10,000,000 on or before January 16, 2023; or

●	at a meeting of shareholders of the Company to extend the deadline by which the Company is required to consummate the Business Combination under its organizational documents, a number of shareholders of the Company elect to redeem their ordinary shares such that the amount remaining in the Company’s trust account after processing such redemptions, when taken together with the amounts included in prongs (ii), (iii), (iv) and (v) of the definition of Available Acquiror Cash (as described above) is less than $100 million;

●	The obligation of the Company and Complete Solaria to make termination payments in certain circumstances.

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

Note 7 — Shareholders’ Deficit

Preference shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2023 and December 31, 2022, there were 11,243,496 and 34,500,000 Class A ordinary shares outstanding, all of which is subject to possible redemption, respectively.

Class B Ordinary shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. At March 31, 2023 and December 31, 2022, there were 8,625,000 Class B ordinary shares issued and outstanding, respectively.

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

The exercise price and number of shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend or recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Board and in the case of any such issuance to the Company’s Sponsors or their affiliates, without taking into account any Founder Shares held by the Company’s initial shareholders or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described below under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

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

As of March 31, 2023, the remainder of the U.S. Treasury securities held in the Trust Account after redemptions were deposited into the cash operating account maintained by the trustee. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Description
Warrant liabilities – Public warrants	$2,164,013	—	$2,164,013	$—
Warrant liabilities – Private warrants	1,583,375	—	—	1,583,375
Convertible Note – April 1, 2022	443,067	—	—	443,067
Convertible Note – June 6, 2022	443,067	—	—	443,067
Convertible Note – December 14, 2022	287,993	—	—	287,993
Total Warrant liabilities	$4,921,515	—	$2,164,013	$2,757,502

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Description
Investments held in trust account- Money Market Funds	349,927,313	349,927,313	—	—
Total Investments held in Trust Account	$349,927,313	$349,927,313	$—	$—

Warrant liabilities – Public warrants	$1,725,000		$1,725,000	$—
Warrant liabilities – Private warrants	1,253,333	—	—	1,253,333
Convertible Note – April 1, 2022	338,200	—	—	338,200
Convertible Note – June 6, 2022	338,200	—	—	338,200
Convertible Note – December 14, 2022	152,200	—	—	152,200
Total Warrant liabilities	$3,806,933		$1,725,000	$2,081,933

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of March 31, 2023 and December 31, 2022 is classified as Level 2 due to the use of an observable market quote in an active market.

The Company utilizes a binomial lattice simulation model to value the private placement warrants and the convertible promissory notes at each reporting period, with changes in fair value recognized in the condensed consolidated statements of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The value of the securities transferred from a Level 2 measurement to a Level 1 measurement during the year ended December 31, 2022 was $348,810,523. There was a transfer of $1,725,000 from Level 1 to Level 2 in the fair value hierarchy for Public Warrants during the year ended December 31, 2022. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2023 for the securities, warrants, or any of the convertible promissory notes.

The following table provides quantitative information regarding Level 3 fair value measurements of the warrants:

	At March 31,	At December 31,
	2023	2022
Share price	$10.32	$10.10
Strike price	$11.50	$11.50
Term (in years)	5.96	0.38
Volatility	12.50%	de minimis
Risk-free rate	4.66%	3.98%
Dividend yield	0.00%	0.00%

The following table provides quantitative information regarding Level 3 fair value measurements of the convertible promissory notes:

	At March 31,	At December 31,
	2023	2022
Share price	$10.32	$10.10
Strike price	$11.50	$11.50
Term (in years)	0.33	0.38
Risk-free rate	4.88%	4.54%
Dividend yield	0.00%	0.00%

The following table presents the changes in the fair value of the convertible promissory notes:

March 31, 2023
Fair value as of January 1, 2023	$828,600
Borrowing during the quarter ended March 31, 2023	100,000
Proceeds received in excess of initial fair value of convertible promissory note	(12,198)
Change in fair value	257,725
Fair value as of March 31, 2023	$1,174,127

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities

Fair value as of January 1, 2022	$4,916,250	$3,572,000	$8,488,250
Change in valuation inputs or other assumptions	(3,191,250)	(2,318,667)	(5,509,917)
Fair value as of December 31, 2022	$1,725,000	$1,253,333	$2,978,333
Change in valuation inputs or other assumptions	439,013	330,042	769,055
Fair value as of March 31, 2023	$2,164,013	$1,583,375	$3,747,388

The following table presents a summary of the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Total Warrant Liabilities
Fair value as of January 1, 2022	$3,572,000	$—	$3,572,000
Change in fair value	(2,318,667)	—	(2,318,667)
Fair value as of December 31, 2022	$1,253,333	$—	$1,253,333
Change in fair value	330,042	—	330,042
Fair value as of March 31, 2023	$1,583,375	$—	$1,583,375

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the financial statements were issued. Based upon this review, other than below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Freedom Acquisition I Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Upon the closing of the Initial Public Offering and the Private Placement, approximately $345.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee (“Continental”), and, until the 24-month anniversary of the consummation of our initial public offering, were invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. To mitigate the risk of us being deemed to have been operating as an unregistered investment company, prior to the 24-month anniversary of the consummation of the Initial Public Offering, we instructed Continental to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and to hold all the funds in the Trust Account in cash in a bank deposit account, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account as described below.

If we have not completed a business combination during the Extension Period (as defined below), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Board, liquidate and dissolve, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our outstanding Warrants, which will expire worthless if we fail to consummate a business combination within the Extension Period.

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

For the three months ended March 31, 2023, we had net income of $170,155, which consisted of investment income of $2,817,216 on our amounts held in the Trust Account, interest income on operating accounts of $33, and foreign currency exchange gain of $22, offset by $1,620,336 of operating costs consisting mostly of general and administrative expenses, unrealized loss on change in fair value of warrant liability of $769,055, and change in the fair value of convertible notes of $257,725.

For the three months ended March 31, 2022, we had net income of $1,295,281, which consisted of unrealized gain on change in fair value of warrant liability of $2,382,667 and investment income of $109,863 on our amounts held in the Trust Account, offset by $1,198,082 of operating costs consisting mostly of general and administrative expenses and foreign currency exchange gain of $833.

We classify the Warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. As part of the reclassification to warrant liability, we reclassified a portion of the offering costs associated with the Initial Public Offering originally charged to shareholders’ deficit, to an expense in the statements of operations in the amount of $575,278 based on a relative fair value basis.

Liquidity and Capital Resources

As of March 31, 2023, we had cash outside the Trust Account of $47,541 in its operating bank accounts, $116,571,577 in marketable securities held in the Trust Account to be used for a business combination, or to repurchase or redeem its stock in connection therewith, and a working capital deficit of $8,559,023. As of March 31, 2023, none of the amount in the Trust Account was available to be withdrawn as described above.

On each of April 1, 2022 and June 6, 2022, we issued an unsecured promissory note in the amount of up to $500,000 to our Sponsor (the “Sponsor Notes”). On December 14, 2022, we issued an unsecured promissory note in the amount of up to $325,000 to Tidjane Thiam, Adam Gishen, Edward Zeng, and Abhishek Bhatia (collectively, the “Payees”) (such note, together with the Sponsor Notes, the “Convertible Notes”). The proceeds of the Convertible Notes, which may be drawn down from time to time until we consummate our initial business combination, will be used for general working capital purposes. The Convertible Notes bear no interest and are payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of our initial public offering (or such later date as may be extended in accordance with the terms of our amended and restated memorandum and articles of association) or (ii) the consummation of our business combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Convertible Notes may be accelerated. Prior to our first payment of all or any portion of the principal balance of the Convertible Notes in cash, our Sponsor and the Payees, as applicable, have the option to convert all, but not less than all, of the principal balance of the Convertible Notes into private placement warrants (the “Conversion Warrants”), each warrant exercisable for one of our ordinary shares at an exercise price of $1.50 per share. The terms of the Conversion Warrants would be identical to the Private Placement Warrants. Each of our Sponsor and the Payees shall be entitled to certain registration rights relating to the Conversion Warrants. The issuances of the Convertible Notes were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. As of March 31, 2023 and December 31, 2022, the Company had an aggregate of $1,174,127 and $828,600 borrowed, respectively, related to the Notes of which $100,000 had been drawn within the three months ended, March 31, 2023.

In addition, on February 28, 2023, we issued an additional unsecured promissory note in the amount of up to $2,100,000 to our Sponsor, as further described under “—Recent Developments—Promissory Note.”

We may raise additional capital through loans or additional investments from the Sponsor or an affiliate of the Sponsor or certain of its directors and officers. The Sponsor may, but is not obligated to, lend us funds, from time to time in whatever amounts it deems reasonable in its sole discretion, to meet our working capital needs. There can be no assurance that we will be able to obtain additional financing, however. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of the business combination.

If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

Going Concern

In connection with our assessment of going concern considerations in accordance with ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” pursuant to its Amended and Restated Certificate of Incorporation, we have until the end of the Extension Period to consummate a business combination. If a business combination is not consummated during the Extension Period, we will have a mandatory liquidation and subsequent dissolution. Although we intend to consummate a business combination during the Extension Period, it is uncertain that we will be able to do so. This, as well as our liquidity condition, raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate at the end of the Extension Period.

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

We have an agreement to pay the underwriters of our Initial Public Offering a deferred fee of $12,075,000 in the aggregate, which will become payable to them from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement. As of October 25, 2022, and November 2, 2022, respectively, J.P. Morgan Securities LLC and Deutsche Bank Securities Inc. have waived their portions of the deferred underwriting fee which is reflected in the consolidated statement of operations and the consolidated statement of change in shareholders’ deficit for the year ended December 31, 2022 as a reduction of transaction costs incurred in connection with IPO. Therefore, the deferred underwriting fee was reduced by $9,056,250, of which $271,687 is shown in the consolidated statement of operations as a reduction of transaction costs incurred in connection with the IPO and $8,784,563 is charged to additional paid-in capital in the consolidated statement of change in shareholders’ deficit. As a result of the reductions, the outstanding deferred underwriting fee payable was reduced to $3,018,750.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies as discussed in the Form 10-K filed by us with the SEC on April 6, 2023.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 11,243,496 and 34,500,000 Class A ordinary shares, respectively, subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

Net Income (Loss) per Ordinary Share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 14,891,667 potential ordinary shares issuable upon the exercise of the Warrants were excluded from diluted earnings per share for the three months ended March 31, 2023 and 2022 because the Warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its condensed consolidated financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2023, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)under the Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective, due solely to the material weaknesses in our internal control over financial reporting related to the accounting of complex financial instruments due to the errors related to the classification of our warrants and Class A ordinary shares. In addition, in the second quarter of 2022, the Company did not originally account for and classify convertible promissory notes, accrued expenses and accounts payable, and foreign exchange transactions properly. To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our unaudited condensed financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Accordingly, management believes that the condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter of the fiscal year covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report for the year ended December 31, 2022 as filed with the SEC on April 6, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Use of Proceeds

On March 2, 2021, we consummated the Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of approximately $345.0 million.

In connection with the Initial Public Offering, we incurred offering costs of approximately $19.18 million, inclusive of approximately $12.08 million in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Company’s initial Business Combination, if consummated) and the Initial Public Offering expenses, $345.0 million of the net proceeds from our Initial Public Offering and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account as described elsewhere in this Quarterly Report on Form 10-Q. As described elsewhere in this Quarterly Report on Form 10-Q, in connection with the Extension Amendment, public shareholders elected to redeem an aggregate of 23,256,504 Class A ordinary shares at a redemption price of $10.21 per share, representing approximately 67.41% of the issued and outstanding Class A ordinary shares, for an aggregate redemption amount of approximately $237,372,952. Following such redemptions, approximately $114,759,374 remained in the Trust Account.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in our final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1	Second Amendment to Business Combination Agreement, dated January 17, 2023, by and among the Company, Jupiter Merger Sub I Corp., Jupiter Merger Sub IILLC, and Complete Solaria, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 17, 2023).

3.1	Amendment to Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2023).

10.1	Amendment to Investment Management Trust Agreement, dated February 28, 2023, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2023).

10.2	Promissory Note, dated February 28, 2023, issued to Freedom Acquisition I LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2023).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of May, 2023.

FREEDOM ACQUISITION I CORP.

By:	/s/ Adam Gishen
Name:	Adam Gishen
Title:	Chief Executive Officer (Principal Financial Officer)