Form 10-Q
period 2023-06-30
Complete Solaria, Inc.
filed 2023-08-14
CIK 1838987

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                  .

Commission file number 001-40117

COMPLETE SOLARIA, INC.

(Successor to Freedom Acquisition I Corp.)

(Exact Name of Registrant as Specified in Its Charter)

Delaware	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

45700 Northport Loop East

Fremont, CA

94538

(Address of Principal Executive Offices)

(510) 270-2507

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

As of August 14, 2023, 3,458,757 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None

COMPLETE SOLARIA INC.

(Successor to Freedom Acquisition I Corp.)

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COMPLETE SOLARIA INC.

(Successor to Freedom Acquisition I Corp.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Current assets:
Cash	$3,251	$72,923
Prepaid expenses - short term	—	120,677
Total current assets	3,251	193,600
Cash and marketable securities held in Trust Account	118,379,628	349,927,313
Total Assets	$118,382,879	$350,120,913

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$6,999,248	$4,858,215
Promissory Note - Related Party	2,300,000	—
Convertible Promissory Note – Related Party	1,188,999	828,600
Total current liabilities	10,488,247	5,686,815
Warrant liabilities	6,284,960	2,978,333
Deferred underwriters’ discount payable	3,018,750	3,018,750
Total Liabilities	19,791,957	11,683,898

Commitments and Contingencies (See Note 6)
Class A Ordinary shares subject to possible redemption 11,243,496 and 34,500,000 shares subject to possible redemption at redemption value at June 30, 2023 and December 31, 2022, respectively	118,379,628	349,927,313

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized at June 30, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	863	863
Additional paid-in capital	244,369	6,057,438
Accumulated deficit	(20,033,938)	(17,548,599)
Total Shareholders’ Deficit	(19,788,706)	(11,490,298)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$118,382,879	$350,120,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMPLETE SOLARIA INC.

(Successor to Freedom Acquisition I Corp.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating costs	$1,511,276	$824,081	$3,131,612	$2,022,164
Loss from operations	(1,511,276)	(824,081)	(3,131,612)	(2,022,164)

Other (expense) income:
Foreign currency exchange gain	157	(21,775)	179	(20,942)
Interest income on operating accounts	18	—	51	—
Interest income on marketable securities held in Trust Account	1,408,051	484,975	4,225,267	594,838
Change in fair value of warrant liabilities	(2,537,572)	2,382,667	(3,306,627)	4,765,334
Change in fair value of convertible note	(14,872)	4,200	(272,597)	4,200
Total other (expense) income, net	(1,144,218)	2,850,067	646,273	5,343,430

Net (loss) income	$(2,655,494)	$2,025,986	$(2,485,339)	$3,321,266

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	11,243,496	34,500,000	18,824,345	34,500,000
Basic and diluted net (loss) income per share, Class A ordinary shares subject to possible redemption	$(0.13)	$0.05	$(0.09)	$0.08
Weighted average shares outstanding, Class B ordinary shares	8,625,000	8,625,000	8,625,000	8,625,000
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.13)	$0.05	$(0.09)	$0.08

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMPLETE SOLARIA INC.

(Successor to Freedom Acquisition I Corp.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	—	$—	8,625,000	$863	$6,057,438	$(17,548,599)	$(11,490,298)
Proceeds received on convertible note less than fair value	—	—	—	—	12,198	—	12,198
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(4,017,216)	—	(4,017,216)
Net income	—	—	—	—	—	170,155	170,155
Balance as of March 31, 2023	—	—	8,625,000	863	2,052,420	(17,378,444)	(15,325,161)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(1,808,051)	—	(1,808,051)
Net loss	—	—	—	—	—	(2,655,494)	(2,655,494)
Balance as of June 30, 2023	—	$—	8,625,000	$863	$244,369	$(20,033,938)	$(19,788,706)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMPLETE SOLARIA INC.

(Successor to Freedom Acquisition I Corp.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ DEFICIT

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

COMPLETE SOLARIA INC.

(Successor to Freedom Acquisition I Corp.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(2,485,339)	$3,321,266
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,225,267)	(594,838)
Change in fair value of warrant liabilities	3,306,627	(4,765,334)
Change in fair value of convertible note	272,597	(4,200)
Changes in current assets and current liabilities:
Prepaid expenses	120,677	306,929
Accounts payable and accrued expenses	2,141,033	884,539
Net cash used in operating activities	(869,672)	(851,638)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemptions	236,172,952	—
Investment of Cash into Trust Account	(400,000)	—
Net cash provided by investing activities	235,772,952	—

Cash Flows from Financing Activities:
Proceeds from issuance of Convertible Promissory Note - Related Party	100,000	1,000,000
Proceeds from issuance of Promissory Note - Related Party	2,300,000	—
Redemption of ordinary shares	(237,372,952)	—
Net cash (used in) provided by financing activities	(234,972,952)	1,000,000

Net Change in Cash	(69,672)	148,362
Cash - Beginning	72,923	277,583
Cash - Ending	$3,251	$425,945

Supplemental disclosure of noncash financing activities:
Proceeds received in excess of initial fair value of convertible promissory note	$(12,198)	$—
Accretion of carrying value to redemption value	$5,825,267	$700,519

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMPLETE SOLARIA INC.

(Successor to Freedom Acquisition I Corp.)

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

Business Combination

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

The Company’s sponsor is Freedom Acquisition I LLC, a Cayman Islands limited liability company (the “Sponsor”).

As of June 30, 2023, the Company had not yet commenced any operations. All activity through June 30, 2023, relates to the Company’s formation and the Initial Public Offering (“IPO” or “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO, its operating cash account, and changes in the fair value of warrant liabilities and promissory note.

On July 17, 2023, as previously disclosed and as contemplated by the Business Combination Agreement and described in the definitive proxy statement/prospectus filed with the Securities and Exchange Commission (the “SEC”) on June 30, 2023, as supplemented by the supplement to the proxy statement/prospectus filed with the SEC on July 10, 2023 (the “Proxy Statement”) in the section titled “Proposal No. 2—Domestication Proposal” beginning on page 183 of the Proxy Statement, the Company filed an application for deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which the Company was domesticated and continues as a Delaware corporation, changing its name to “Complete Solaria, Inc.” (the “Domestication”).

On July 18, 2023 (the “Closing Date”) and following the approval at an extraordinary general meeting of the shareholders of the Company held on July 11, 2023 (the “Special Meeting”), as contemplated by the Business Combination Agreement and described in the Proxy Statement in the section titled “Proposal No. 1—The Business Combination Agreement” beginning on page 124 of the Proxy Statement, the parties consummated the closing of the transactions contemplated by the Business Combination Agreement (collectively, the “Business Combination”), whereby (i) First Merger Sub merged with and into Legacy Complete Solaria, with Legacy Complete Solaria surviving as a wholly-owned subsidiary of the Company (the “First Merger”), (ii) immediately thereafter and as part of the same overall transaction, Legacy Complete Solaria merged with and into Second Merger Sub, with Second Merger Sub surviving as a wholly-owned subsidiary of the Company (the “Second Merger”), and Second Merger Sub changed its name to “CS, LLC”, and (iii) immediately after the consummation of the Second Merger and as part of the same overall transaction, Solaria merged with and into a newly formed Delaware limited liability company and wholly-owned subsidiary of the Company and changed its name to “SolarCA LLC” (“Third Merger Sub”), with Third Merger Sub surviving as a wholly-owned subsidiary of the Company (the “Additional Merger”, and together with the First Merger and the Second Merger, the “Mergers”).

In connection with Special Meeting, holders of the Company’s Class A Ordinary Shares had the right to elect to redeem all or a portion of their Class A Ordinary Shares for a per share price calculated in accordance with the Company’s organizational documents. As of the Closing Date, holders of 7,784,739 shares of Class A Ordinary Shares had validly elected to redeem their Class A Ordinary Shares for a full pro rata portion of the trust account holding the proceeds from the Company’s initial public offering, or approximately $10.56 per share and $82,240,293 the aggregate.

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

Liquidity

As of June 30, 2023, the Company had cash outside the Trust Account of $3,251 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use prior to an initial Business Combination and is restricted for use either in a Business Combination or to redeem ordinary shares. The Company may elect to withdraw from the interest income earned on the Trust Account to pay the Company’s tax obligations. For the three and six months ended June 30, 2023, the Company had $1,408,051 and $4,225,267 in interest income earned on the Trust Account, respectively.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the Company has alleviated substantial doubt through consummation of a Business Combination as of July 18, 2023, as further discussed in Note 10, Subsequent Events and as such merged with Complete Solaria Inc. Complete Solaria reported substantial doubt in its ability to continue as a going concern within one year after the date the June 30, 2023 financial statements were issued. No adjustments have been made to the carrying amounts of assets or liabilities.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2022 as filed with the SEC on April 6, 2023, which contains the audited consolidated financial statements and notes thereto. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Investments Held in Trust Account

At June 30, 2023, the assets held in the Trust Account were held in a cash operating account maintained by the Trustee.

As of December 31, 2022, investment in the Company’s Trust Account consisted of $349,927,313 in a money market fund with a maturity of 180 days or less. Following the maturity of the U.S. Treasury securities on December 1, 2022, the Company immediately reinvested the entirety of the Trust Account into a money market fund. The money market fund is disclosed at fair value on the consolidated balance sheet. Subsequently, in March 2023, the Company moved the entirety of the Trust Account into a cash account at the Trustee. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding losses and fair value of held to maturity securities on June 30, 2023 and December 31, 2022 are as follows:

Fair Value as of June 30, 2023
Cash	$118,379,628
$118,379,628

Fair Value as of December 31, 2022
Money Market Funds	$349,927,313
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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2023 and December 31, 2022, the Company has not experienced losses on this account.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 11,243,496 and 34,500,000 Class A ordinary shares, respectively, subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.

Net (Loss) Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 14,891,667 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted (loss) earnings per share for the three and six months ended June 30, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of ordinary share:

	For the Three Months Ended June 30, 2023		For the Six Months Ended June 30, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(1,502,733)	$(1,152,761)	$(1,704,408)	$(780,931)
Denominator:
Weighted average shares outstanding	11,243,496	8,625,000	18,824,345	8,625,000
Basic and diluted net (loss) income per share	$(0.13)	$(0.13)	$(0.09)	$(0.09)

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,620,789	$405,197	$2,657,013	$664,253
Denominator:
Weighted average shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000
Basic and diluted net income per share	$0.05	$0.05	$0.08	$0.08

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

As of June 30, 2023 and December 31, 2022, the ordinary share reflected on the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds from IPO	$345,000,000
Less:
Proceeds allocated to Public Warrants	(10,350,000)
Ordinary share issuance costs	(18,600,644)
Plus:
Accretion of carrying value to redemption value	33,877,957
Contingently redeemable ordinary shares as of December 31, 2022	$349,927,313
Less:
Redemptions	(237,372,952)
Plus:
Accretion of carrying value to redemption value	5,825,267
Contingently redeemable ordinary shares as of June 30, 2023	$118,379,628

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

Promissory Note — Related Party

On February 28, 2023, the Company issued an unsecured promissory note in the amount of up to $2,100,000 to the Sponsor. The note is non-interest bearing and is to be utilized for general working capital purposes. As of June 30, 2023, there was $2,000,000 amount outstanding under the promissory note.

On May 31, 2023, the Company issued an unsecured promissory note in the amount of up to $300,000 to the Sponsor. The note is non-interest bearing and is to be utilized for general working capital purposes. As of June 30, 2023, there was $300,000 amount outstanding under the promissory note.

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

On April 1, 2022 and June 6, 2022, the Company issued unsecured promissory notes in the amounts of up to $500,000 and $500,000, respectively, to the Sponsor. On December 14, 2022, the Company issued an unsecured promissory note in the amount of up to $325,000 to Tidjane Thiam, the Company’s Executive Chairman, Adam Gishen, the Company’s Chief Executive Officer, Edward Zeng, a director of the Company, and Abhishek Bhatia, a board observer of the Company (collectively, the “Payees”) (such promissory note, together with the unsecured promissory notes issued on April 1, 2022 and June 6, 2022, the “Notes”). The Notes bear no interest and are payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of the Initial Public Offering (or such later date as may be extended in accordance with the terms of our amended and restated memorandum and articles of association) or (ii) the consummation of the Business Combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Notes may be accelerated. Prior to the Company’s first payment of all or any portion of the principal balance of the Notes in cash, the Sponsor and the Payees, as applicable, have the option to convert all, but not less than all, of the principal balance of the Notes into private placement warrants (the “Conversion Warrants”), each warrant exercisable for one ordinary share of the Company at an exercise price of $1.50 per share. The terms of the Conversion Warrants would be identical to the Private Placement Warrants. The Sponsor and the Payees shall be entitled to certain registration rights relating to the Conversion Warrants. The issuances of the Notes were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. As of June 30, 2023 and December 31, 2022, the Company had an aggregate of $1,188,999 and $828,600 borrowed, respectively, related to the Notes of which $100,000 had been drawn within the six months ended, June 30, 2023.

Administrative Support Service

Commencing on the date of the IPO, the Company agreed to pay the Sponsor up to $10,000 per month for office space and administrative support services. These were paid on a monthly basis via invoices, and there was no amount due under the Administrative Services Agreement as of June 30, 2023 and December 31, 2022.

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

Note 7 — Shareholders’ Deficit

Preference shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2023 and December 31, 2022, there were 11,243,496 and 34,500,000 Class A ordinary shares outstanding, all of which is subject to possible redemption, respectively.

Class B Ordinary shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. At June 30, 2023 and December 31, 2022, there were 8,625,000 Class B ordinary shares issued and outstanding, respectively.

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

As of June 30, 2023, the remainder of the U.S. Treasury securities held in the Trust Account after redemptions were deposited into the cash operating account maintained by the trustee. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Cash	$118,379,628	$118,379,628	$—	$—
Total assets	$118,379,628	$118,379,628	—	—

Warrant liabilities – Public warrants	3,622,500	—	$3,622,500	$—
Warrant liabilities – Private warrants	2,662,460	—	—	2,662,460
Convertible Note – April 1, 2022	448,680	—	—	448,680
Convertible Note – June 6, 2022	448,680	—	—	448,680
Convertible Note – December 14, 2022	291,639	—	—	291,639
Total Warrant liabilities	$7,473,959	—	$3,622,500	$3,851,459

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Description
Investments held in trust account- Money Market Funds	349,927,313	349,927,313	—	—
Total Investments held in Trust Account	$349,927,313	$349,927,313	$—	$—

Warrant liabilities – Public warrants	$1,725,000		$1,725,000	$—
Warrant liabilities – Private warrants	1,253,333	—	—	1,253,333
Convertible Note – April 1, 2022	338,200	—	—	338,200
Convertible Note – June 6, 2022	338,200	—	—	338,200
Convertible Note – December 14, 2022	152,200	—	—	152,200
Total Warrant liabilities	$3,806,933		$1,725,000	$2,081,933

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of June 30, 2023 and December 31, 2022 is classified as Level 2 due to the use of an observable market quote in an active market.

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

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The value of the securities transferred from a Level 2 measurement to a Level 1 measurement during the year ended December 31, 2022 was $348,810,523. There was a transfer of $1,725,000 from Level 1 to Level 2 in the fair value hierarchy for Public Warrants during the year ended December 31, 2022. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2023 for the securities, warrants, or any of the convertible promissory notes.

The following table provides quantitative information regarding Level 3 fair value measurements of the warrants:

	At June 30,	At December 31,
	2023	2022
Share price	$10.60	$10.10
Strike price	$11.50	$11.50
Term (in years)	5.74	0.38
Volatility	16.60%	de minimis
Risk-free rate	5.44%	3.98%
Dividend yield	0.00%	0.00%

The following table provides quantitative information regarding Level 3 fair value measurements of the convertible promissory notes:

	At June 30,	At December 31,
	2023	2022
Share price	$10.60	$10.10
Strike price	$11.50	$11.50
Term (in years)	0.06	0.38
Risk-free rate	5.24%	4.54%
Dividend yield	0.00%	0.00%

The following table presents the changes in the fair value of the convertible promissory notes:

June 30, 2023
Fair value as of January 1, 2023	$828,600
Borrowing during the quarter ended March 31, 2023	100,000
Proceeds received in excess of initial fair value of convertible promissory note	(12,198)
Change in fair value	257,725
Fair value as of March 31, 2023	1,174,127
Change in fair value	14,872
Fair value as of June 30, 2023	$1,188,999

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities

Fair value as of January 1, 2022	$4,916,250	$3,572,000	$8,488,250
Change in valuation inputs or other assumptions	(3,191,250)	(2,318,667)	(5,509,917)
Fair value as of December 31, 2022	$1,725,000	$1,253,333	$2,978,333
Change in valuation inputs or other assumptions	439,013	330,042	769,055
Fair value as of March 31, 2023	$2,164,013	$1,583,375	$3,747,388
Change in valuation inputs or other assumptions	1,458,487	1,079,085	2,537,572
Fair value as of June 30, 2023	$3,622,500	$2,662,460	$6,284,960

The following table presents a summary of the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Total Warrant Liabilities
Fair value as of January 1, 2022	$3,572,000	$—	$3,572,000
Change in fair value	(2,318,667)	—	(2,318,667)
Fair value as of December 31, 2022	$1,253,333	$—	$1,253,333
Change in fair value	330,042	—	330,042
Fair value as of March 31, 2023	$1,583,375	$—	$1,583,375
Change in fair value	1,079,085	—	1,079,085
Fair value as of June 30, 2023	$2,662,460	$—	$2,662,460

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

On July 18, 2023, the Company, Legacy Complete Solaria, First Merger Sub, Second Merger Sub and Solaria consummated the Business Combination pursuant to the Merger Agreement, following the approval at the Special Meeting. Following the consummation of the Merger at closing, the Company changed its name to “Complete Solaria, Inc.”

At the closing of the Merger, each share of Legacy Complete Solaria’s common stock and preferred stock were canceled and converted into the right to receive: a number of shares of Complete Solaria Common Stock equal to the quotient obtained by dividing (i) the Aggregate Merger Consideration (as defined in the Business Combination Agreement) by (ii) the aggregate fully diluted number of shares of the Legacy Complete Solaria’s common stock issued and outstanding immediately prior to the Mergers as calculated pursuant to the Business Combination Agreement (such quotient, the “Merger Consideration Per Fully Diluted Share”), plus a number of warrants of Complete Solaria (“Complete Solaria Warrants”) equal to a portion of the Aggregate Warrant Consideration (as defined in the Business Combination Agreement), calculated on a pro rata basis based on the percentage interest of issued and outstanding shares of Legacy Complete Solaria Capital Stock held by the holder of such share of Legacy Complete Solaria Capital Stock.

At the closing of the Merger, all Legacy Complete Solaria’s options and warrants outstanding as of immediately prior to such time were converted into options of Complete Solaria (“Complete Solaria Options”) and Complete Solaria Warrants, respectively. Each such Complete Solaria Option and Complete Solaria Warrant relate to a number of whole shares of Complete Solaria Common Stock (rounded down to the nearest whole share) equal to (i) the number of shares of the Company’s common stock subject to the applicable Company options or warrants multiplied by (ii) the Merger Consideration Per Fully Diluted Share. The exercise price for each Complete Solaria Option and Complete Solaria Warrant equals (i) the exercise price per share of the applicable Complete Solaria Option or Complete Solaria Warrant divided by (ii) the Merger Consideration Per Fully Diluted Share (rounded up to the nearest full cent).

In connection with the Merger, on July 13, 2023, FACT and Legacy Complete Solaria entered into Forward Purchase Agreements with certain third-parties (“Sellers”). Pursuant to the terms of the Forward Purchase Agreements, the Sellers intended, but were not obligated, to purchase up to a number of shares of FACT Class A Ordinary Shares in the aggregate amount equal to up to 6,720,000 less, Recycled Shares (as defined in Forward Purchase Agreements). Each Forward Purchase Agreement provided that a Seller be paid directly an aggregate cash amount (the “Prepayment Amount”) equal to the product of (i) the Number of Shares as set forth in each Pricing Date Notice and (ii) the redemption price per share as defined in Article 49.5 of FACT’s Amended and Restated Article of Association, as amended (the “Initial Price”). On the Cash Settlement Payment Date, which is the tenth business day following the last day of the valuation period commencing on the Valuation Date (as defined in Forward Purchase Agreements), a Seller shall pay the Counterparty a cash amount equal to (1) (A) the Number of Shares as of the Valuation Date less the number of Unregistered Shares, multiplied by (B) the volume-weighted daily VWAP Price over the Valuation Period less (2) if the Settlement Amount Adjustment is less than the cash amount to be paid, the Settlement Amount Adjustment. The Settlement Amount Adjustment is equal to (1) the Number of Shares as of the Valuation Date multiplied by (2) $2.00 per share, and the Settlement Amount Adjustment will be automatically netted from the Settlement Amount. If the Settlement Amount Adjustment exceeds the Settlement Amount, the Counterparty will pay the Seller in FACT Class A Ordinary Shares or, at the Counterparty’s election, in cash.

In connection with the Special Meeting, holders of 9,763,938 shares of FACT Class A Ordinary Shares had validly elected to redeem their Class A Ordinary Shares, with remaining Trust Proceeds of approximately $14.7 million. Additionally, pursuant to Subscription Agreements and New Money PIPE Subscription Agreements that the Company and FACT had previously entered into with certain third parties who purchased an aggregate of 1,690,000 shares of Complete Solaria Common Stock for total PIPE proceeds of $16.3 million, inclusive of $3.5 million of prefunded PIPE proceeds from a related party investor received in June 2023. Approximately $6.6 million of the Trust Proceeds and PIPE Proceeds were used for the payment of transaction expenses incurred by the Company and FACT in connection with the Merger. Net proceeds received by the Company at closing amounted to approximately $22.9 million which will be used for the general corporate purposes of the Company following the Merger.

On July 17 and July 18, and in connection with obtaining consent for the Business Combination, Legacy Complete Solaria, FACT and CSREF Solis Holdings, LLC ("Carlyle") entered into an amended and restated consent to the Business Combination Agreement and an amended and restated warrant agreement, which modified the terms of the mandatorily redeemable investment made by Carlyle in Legacy Complete Solaria.

Among other changes to the investment agreement as described in FN 12, the modification accelerates the redemption date of the investment, which was previously February 14, 2025 and is March 31, 2024 subsequent to the modification. Additionally, as part of the amendment, the parties entered into an amended and restated warrant agreement. As part of the warrant agreement, Complete Solaria will issue Carlyle a warrant to purchase up to 2,745,879 shares of Complete Solaria Common Stock at a price per share of $0.01, which is inclusive of the outstanding warrant to purchase 1,995,879 shares at the time of modification. The warrant, which expires on July 18, 2030, provides Carlyle with the right to purchase shares of Complete Solaria Common Stock based on (a) the greater of (i) 1,995,879 shares and (ii) the number of shares equal to 2.795% of the Complete Solaria's issued and outstanding shares of common stock, on a fully-diluted basis; plus (b) on and after the date that is ten (10) days after the date of the agreement, an additional 350,000 shares; plus (c) on and after the date that is thirty (30) days after the date of the agreement, if the original investment amount has not been repaid, an additional 150,000 shares; plus (d) on and after the date that is ninety (90) days after the date of the agreement, if the original investment amount has not been repaid, an additional 250,000 shares, in each case, of Complete Solaria Common Stock at a price of $0.01 per share.

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

On May 31, 2023, we issued an unsecured promissory note in the amount of up to $300,000 to the Sponsor. The note is non-interest bearing and is to be utilized for general working capital purposes. As of June 30, 2023, there was $300,000 amount outstanding under the promissory note.

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

For the three months ended June 30, 2023, we had net loss of $2,655,494, which consisted of $1,511,276 of operating costs consisting mostly of general and administrative expenses, unrealized loss on change in fair value of warrant liability of $2,537,572, and change in the fair value of convertible notes of $14,872, offset by investment income of $1,408,051 on our amounts held in the Trust Account, interest income on operating accounts of $18, and foreign currency exchange gain of $157.

For the six months ended June 30, 2023, we had net loss of $2,485,339, which consisted of investment income of $4,225,267 on our amounts held in the Trust Account, interest income on operating accounts of $51, and foreign currency exchange gain of $179, offset by $3,131,612 of operating costs consisting mostly of general and administrative expenses, unrealized loss on change in fair value of warrant liability of $3,306,627, and change in the fair value of convertible notes of $272,597.

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

Liquidity and Capital Resources

As of June 30, 2023, we had cash outside the Trust Account of $3,251 in its operating bank accounts, $118,379,628 in cash held in the Trust Account to be used for a business combination, or to repurchase or redeem its stock in connection therewith, and a working capital deficit of $10,484,996. As of June 30, 2023, none of the amount in the Trust Account was available to be withdrawn as described above.

On each of April 1, 2022 and June 6, 2022, we issued an unsecured promissory note in the amount of up to $500,000 to our Sponsor (the “Sponsor Notes”). On December 14, 2022, we issued an unsecured promissory note in the amount of up to $325,000 to Tidjane Thiam, Adam Gishen, Edward Zeng, and Abhishek Bhatia (collectively, the “Payees”) (such note, together with the Sponsor Notes, the “Convertible Notes”). The proceeds of the Convertible Notes, which may be drawn down from time to time until we consummate our initial business combination, will be used for general working capital purposes. The Convertible Notes bear no interest and are payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of our initial public offering (or such later date as may be extended in accordance with the terms of our amended and restated memorandum and articles of association) or (ii) the consummation of our business combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Convertible Notes may be accelerated. Prior to our first payment of all or any portion of the principal balance of the Convertible Notes in cash, our Sponsor and the Payees, as applicable, have the option to convert all, but not less than all, of the principal balance of the Convertible Notes into private placement warrants (the “Conversion Warrants”), each warrant exercisable for one of our ordinary shares at an exercise price of $1.50 per share. The terms of the Conversion Warrants would be identical to the Private Placement Warrants. Each of our Sponsor and the Payees shall be entitled to certain registration rights relating to the Conversion Warrants. The issuances of the Convertible Notes were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. As of June 30, 2023 and December 31, 2022, the Company had an aggregate of $1,325,000 and $1,225,000 borrowed, respectively, related to the Notes of which $100,000 had been drawn within the three and six months ended, June 30, 2023.

In addition, on February 28, 2023 and May 31, 2023, we issued unsecured promissory notes in the amounts of up to $2,100,000 and $300,000, respectively to our Sponsor, as further described under “—Recent Developments—Promissory Note.”

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the Company has alleviated substantial doubt through consummation of a Business Combination as of July 18, 2023, as further discussed in Note 10, Subsequent Events and as such merged with Complete Solaria Inc. Complete Solaria reported substantial doubt in its ability to continue as a going concern within one year after the date the June 30, 2023 financial statements were issued. No adjustments have been made to the carrying amounts of assets or liabilities.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 11,243,496 and 34,500,000 Class A ordinary shares, respectively, subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

Net (Loss) Income per Ordinary Share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 14,891,667 potential ordinary shares issuable upon the exercise of the Warrants were excluded from diluted (loss) income per share for the three and six months ended June 30, 2023 and 2022 because the Warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods presented.

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

Off-Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2023, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)under the Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective, due solely to the material weaknesses in our internal control over financial reporting related to the accounting of complex financial instruments due to the errors related to the classification of our warrants and Class A ordinary shares. In addition, in the second quarter of 2022, the Company did not originally account for and classify convertible promissory notes, accrued expenses and accounts payable, and foreign exchange transactions properly. To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our unaudited condensed financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Accordingly, management believes that the condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August, 2023.

COMPLETE SOLARIA, INC.

By:	/s/ Will Anderson
Name:	Will Anderson
Title:	Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August, 2023.

COMPLETE SOLARIA, INC.

By:	/s/ Brian Wuebbels
Name:	Brian Wuebbels
Title:	Chief Financial Officer