Form 10-Q
period 2023-10-01
Complete Solaria, Inc.
filed 2023-11-14
CIK 1838987

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                  .

Commission file number 001-40117

COMPLETE SOLARIA, INC.

(Successor to Freedom Acquisition I Corp.)

(Exact Name of Registrant as Specified in Its Charter)

Delaware	93-2279786
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

45700 Northport Loop East, Fremont, CA 94538

(Address of Principal Executive Offices) (Zip Code)

(510) 270-2507

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, par value $0.0001 per share	CSLR	Nasdaq

Redeemable warrants, each whole warrant exercisable for one common stock	CSLRW	Nasdaq

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 9, 2023, 43,176,577 shares of common stock, par value $0.0001 per share, were issued and outstanding.

COMPLETE SOLARIA, INC. AND SUBSIDIARIES

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our and our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

●	our ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition and our ability to grow and manage growth profitably following the Closing;

●	our financial and business performance following the Business Combination, including financial projections and business metrics;

●	changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;

●	our ability to meet the expectations of new and current customers, and our ability to achieve market acceptance for our products;

●	our expectations and forecasts with respect to market opportunity and market growth;

●	the ability of our products and services to meet customers’ compliance and regulatory needs;

●	our ability to attract and retain qualified employees and management;

●	our ability to develop and maintain its brand and reputation;

●	developments and projections relating to our competitors and industry;

●	changes in general economic and financial conditions, inflationary pressures and the resulting impact demand, and our ability to plan for and respond to the impact of those changes;

●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	our future capital requirements and sources and uses of cash;

●	our ability to obtain funding for its operations and future growth; and

●	our business, expansion plans and opportunities.

Actual events or results may differ from those expressed in forward-looking statements. You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

ii

SUMMARY RISK FACTORS

●	Our management has identified conditions that raise substantial doubt about our ability to continue as a going concern.

●	Our business currently depends in part on the availability of rebates, tax credits and other financial incentives. The expiration, elimination or reduction of these rebates, credits or incentives or the ability to monetize them could adversely impact the business.

●	Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.

●	Risks associated with a highly complex global supply chain, including from disruptions, delays, trade tensions, or shortages.

●	We rely on net metering and related policies to offer competitive pricing to customers in many of our current markets and changes to net metering policies may significantly reduce demand for electricity from residential solar energy systems.

●	We utilize a limited number of suppliers of solar panels and other system components to adequately meet anticipated demand for its solar service offerings. Any shortage, delay or component price change from these suppliers or delays and price increases associated with the product transport logistics could result in sales and installation delays, cancellations and loss of market share.

●	We utilize third-party sales and installation partners whose performance could result in sales and installation delays, cancellations, and loss of market share.

●	We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund operations and make adequate capital investments as planned due to the general economic environment and any market pressure that would drive down the average selling prices of solar power products, among other factors.

●	Our business substantially focuses on solar service agreements and transactions with residential customers.

●	We have incurred losses and may be unable to achieve or sustain profitability in the future.

●	Our business is concentrated in certain markets including California, putting us at risk of region- specific disruptions.

●	We depend on a limited number of customers and sales contracts for a significant portion of revenues, and the loss of any customer or cancellation of any contract may cause significant fluctuations or declines in revenues.

●	We have identified a material weakness in our internal controls over financial reporting. If we are unable to maintain effective internal controls over financial reporting and disclosure controls and procedures, the accuracy and timeliness of its financial and operating reporting may be adversely affected, and confidence in its operations and disclosures may be lost.

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMPLETE SOLARIA, INC.

Unaudited Condensed Consolidated Balance Sheets

(in thousands except share and per share amounts)

	As of
	October 1, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,661	$4,409
Accounts receivable, net of allowance for credit losses of $10,425 and $5,396 as of October 1, 2023 and December 31, 2022, respectively	26,003	27,717
Inventories	12,503	13,059
Prepaid expenses and other current assets	9,947	10,071
Total current assets	50,114	55,256
Restricted cash	3,758	3,907
Property and equipment, net	4,185	3,476
Operating lease right-of-use assets	1,465	2,182
Other noncurrent assets	198	1,330
Long-term assets held for sale – discontinued operations	12,299	162,032
Total assets	$72,019	$228,183
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$14,571	$14,474
Accrued expenses and other current liabilities	26,674	19,830
Notes payable, net(1)	27,934	20,403
Deferred revenue, current	2,421	5,407
Short-term debt with CS Solis	29,194	—
Forward purchase agreement liabilities(2)	6,586	—
Total current liabilities	107,380	60,114
Warranty provision, noncurrent	3,416	3,214
Warrant liability	10,240	14,152
Long-term debt with CS Solis	—	25,204
Convertible notes, net, noncurrent	—	3,434
Convertible notes due to related parties, noncurrent	—	15,510
Deferred revenue, noncurrent	976	—
Operating lease liabilities, net of current portion	790	1,274
Total liabilities	122,802	122,902
Commitments and contingencies (Note 19)
Stockholders’ (deficit) equity:
Common stock, $0.0001 par value. 1,000,000,000 shares and 60,000,000 shares authorized at October 1, 2023 and December 31, 2022, respectively; 45,312,243 shares and 19,932,429 shares issued and outstanding at October 1, 2023 and December 31, 2022, respectively	7	3
Additional paid-in capital	276,438	190,624
Accumulated other comprehensive income	51	27
Accumulated deficit	(327,279)	(85,373)
Total stockholders’ (deficit) equity	(50,783)	105,281
Total liabilities and stockholders’ deficit	$72,019	$228,183

(1)	Includes $0.5 million and zero due to related parties as of October 1, 2023 and December 31, 2022, respectively.

(2)	Includes $5.6 million and zero of liabilities due to related parties as of October 1, 2023 and December 31, 2022, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMPLETE SOLARIA, INC.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands except share and per share amounts)

	Thirteen Weeks Ended	Three Months Ended	Thirty-Nine Weeks Ended	Nine Months Ended
	October 1, 2023	September 30, 2022	October 1, 2023	September 30, 2022
Revenues	$24,590	$12,260	$66,887	$48,974
Cost of revenues	18,354	8,266	51,788	33,792
Gross profit	6,236	3,994	15,099	15,182
Operating expenses:
Sales commissions	8,755	3,572	23,221	15,694
Sales and marketing	2,214	1,604	5,216	4,607
General and administrative	6,345	2,027	22,965	6,194
Total operating expenses	17,314	7,203	51,402	26,495
Loss from continuing operations	(11,078)	(3,209)	(36,303)	(11,313)
Interest expense(1)	(1,902)	(941)	(8,870)	(2,672)
Interest income	9	—	26	—
Other income (expense), net(2)	(38,003)	4	(28,302)	3,180
Loss from continuing operations before income taxes	(50,974)	(4,146)	(73,449)	(10,805)
Income tax benefit (provision)	1	—	1	(4)
Net loss from continuing operations	(50,973)	(4,146)	(73,448)	(10,809)
Discontinued operations (Note 8):
Loss from discontinued operations, net of tax	(8,404)	—	(20,953)	—
Impairment loss from discontinued operations	(147,505)	—	(147,505)	—
Net loss from discontinued operations	(155,909)	—	(168,458)	—
Net loss	$(206,882)	$(4,146)	$(241,906)	$(10,809)
Comprehensive income (loss):
Foreign currency translation adjustment	10	—	24	—
Comprehensive income (loss), net of tax	$(206,872)	$(4,146)	$(241,882)	$(10,809)

Net loss from continuing operations per share attributable to common stockholders, basic and diluted	$(1.28)	$(0.31)	$(4.33)	$(0.83)
Net loss from discontinued operations per share attributable to common stockholders, basic and diluted	$(3.92)	—	$(9.92)	—
Net loss per share attributable to common stockholders, basic and diluted	$(5.20)	$(0.31)	$(14.25)	$(0.83)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	39,821,078	13,431,410	16,969,979	13,053,367

(1)	Includes interest expense to related parties of less than $0.1 million and $0.4 million during the thirteen and thirty-nine weeks ended October 1, 2023, respectively, and zero and $0.1 million during the three and nine months ended September 30, 2022, respectively.
(2)	Other income (expense), net includes other expense, net to related parties of $36.9 million for each of the thirteen and thirty-nine weeks ended October 1, 2023, and other income, net of zero and $1.4 million during the three and nine months ended September 30, 2022, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMPLETE SOLARIA, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands except number of shares)

	Thirteen Week Period Ended October 1, 2023
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of July 2, 2023, as previously reported	34,311,133	$155,630	7,089,948	$—	$37,096	$(120,397)	$41	$(83,260)
Retroactive application of recapitalization (Note 4)	(34,311,133)	(155,630)	12,909,773	3	155,627	—	—	155,630
Balance as of July 2, 2023, as adjusted	—	—	19,999,721	3	192,723	(120,397)	41	72,370
Conversion of 2022 Convertible Notes into common stock	—	—	5,460,075	2	40,950	—	—	40,952
Issuance of common stock upon the reverse capitalization, net of offering costs	—	—	13,458,293	2	5,218	—	—	5,220
Reclassification of prepaid PIPE(2)	—	—	350,000	—	3,500	—	—	3,500
Reclassification of warrant liabilities to equity	—	—	—	—	4,697	—	—	4,697
Reclassification of Legacy Complete Solaria common stock into Complete Solaria Common Stock	—	—	—	(1)	2	—	—	1
Issuance of common stock in connection with forward purchase agreements(3)	—	—	5,558,488	1	35,489	—	—	35,490
Issuance of common stock bonus shares in connection with Mergers(4)	—	—	463,976	—	2,394	—	—	2,394
Residual Mergers proceeds	—	—	—	—	161	—	—	161
Modification of Carlyle warrant	—	—	—	—	(10,862)	—	—	(10,862)
Stock-based compensation	—	—	—	—	2,114	—	—	2,114
Vesting of restricted stock units	—	—	21,690	—	52	—	—	52
Foreign currency translation	—	—	—	—	—	—	10	10
Net loss	—	—	—	—	—	(206,882)	—	(206,882)
Balance as of October 1, 2023	—	$—	45,312,243	$7	$276,438	$(327,279)	$51	$(50,783)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMPLETE SOLARIA, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Deficit (continued)

(in thousands except number of shares)

	Thirty-Nine Week Period Ended October 1, 2023
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of December 31, 2022, as previously reported	34,311,133	$155,630	6,959,618	$—	$34,997	$(85,373)	$27	$(50,349)
Retroactive application of recapitalization (Note 4)	(34,311,133)	(155,630)	12,972,811	3	155,627	—	—	155,630
Balance as of December 31, 2022, as adjusted	—	—	19,932,429	3	190,624	(85,373)	27	105,281
Conversion of 2022 Convertible Notes into common stock	—	—	5,460,075	2	40,950	—	—	40,952
Issuance of common stock upon the reverse capitalization, net of offering costs	—	—	13,458,293	2	5,218	—	—	5,220
Reclassification of prepaid PIPE(2)	—	—	350,000	—	3,500	—	—	3,500
Reclassification of warrant liabilities to equity	—	—	—	—	4,697	—	—	4,697
Reclassification of Legacy Complete Solaria common stock into Complete Solaria Common Stock	—	—	—	(1)	2	—	—	1
Issuance of common stock in connection with forward purchase agreements(3)	—	—	5,558,488	1	35,489	—	—	35,490
Issuance of common stock bonus shares in connection with Mergers(4)	—	—	463,976	—	2,394	—	—	2,394
Residual Mergers proceeds	—	—	—	—	161	—	—	161
Modification of Carlyle warrant	—	—	—	—	(10,862)	—	—	(10,862)
Exercise of common stock options	—	—	67,292	—	57	—	—	57
Stock-based compensation	—	—	—	—	4,156	—	—	4,156
Vesting of restricted stock units	—	—	21,690	—	52	—	—	52
Foreign currency translation	—	—	—	—	—	—	24	24
Net loss	—	—	—	—	—	(241,906)	—	(241,906)
Balance as of October 1, 2023	—	$—	45,312,243	$7	$276,438	$(327,279)	$51	$(50,783)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMPLETE SOLARIA, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Deficit (continued)

(in thousands except number of shares)

	Three Month Period Ended September 30, 2022
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of June 30, 2022, as previously reported	19,335,921	$42,959	3,931,068	$—	$6,703	$(62,559)	$—	$(55,856)
Retroactive application of recapitalization (Note 4)	(19,335,921)	(42,959)	7,306,130	1	42,958	—	—	42,959
Balance as of June 30, 2022, as adjusted	—	—	11,237,198	1	49,661	(62,559)	—	(12,897)
Exercise of common stock options	—	—	10,867	—	9	—	—	9
Stock-based compensation	—	—	—	—	85	—	—	85
Net loss	—	—	—	—	—	(4,146)	—	(4,146)
Balance as of September 30, 2022, as adjusted	—	$—	11,248,065	$1	$49,755	$(66,705)	$—	$(16,949)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMPLETE SOLARIA, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Deficit (continued)

(in thousands except number of shares)

	Nine Month Period Ended September 30, 2022
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of December 31, 2021, as previously reported	16,564,370	$31,401	3,739,572	$—	$3,105	$(55,896)	$—	$(52,791)
Retroactive application of recapitalization (Note 4)	(16,564,370)	(31,401)	6,066,571	1	31,400	—	—	31,401
Balance at December 31, 2021, as adjusted	—	—	9,806,143	1	34,505	(55,896)	—	(21,390)
Issuance of Series D-1, D-2, and D-3 redeemable convertible preferred stock upon conversion of convertible notes and SAFEs(1)	2,771,551	11,558	—	—	—	—	—	—
Issuance of common stock options	—	—	103,353	—	28	—	—	28
Issuance of common stock warrants	—	—	—	—	3,447	—	—	3,447
Stock-based compensation	—	—	—	—	217	—	—	217
Net loss	—	—	—	—	—	(10,809)	—	(10,809)
Balance as of September 30, 2022, as previously reported	2,771,551	11,558	9,909,496	1	38,197	(66,705)	—	(28,507)
Retroactive application of recapitalization (Note 4)	(2,771,551)	(11,558)	1,338,569	—	11,558	—	—	11,558
Balance as of September 30, 2022, as adjusted	—	$—	11,248,065	$1	$49,755	$(66,705)	$—	$(16,949)

(1)	Includes 1,315,287 shares of Series D-1 redeemable convertible preferred stock with a carrying value of $6.3 million, issued to related parties.

(2)	Reclassification of pre-funded PIPE was transacted with a related party.

(3)	Includes 4,508,488 shares of Complete Solaria Common Stock issued to related parties.

(4)	Includes 120,000 shares of Complete Solaria Common Stock issued to related parties.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMPLETE SOLARIA, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands except number of shares)

	Thirty-Nine Weeks Ended October 1, 2023	Nine Months Ended September 30, 2022
Cash flows from operating activities from continuing operations
Net loss	$(241,906)	$(10,809)
Loss from discontinued operations, net of income taxes	(168,458)	—
Net loss from continuing operations, net of tax	(73,448)	(10,809)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock-based compensation expense	2,321	217
Non-cash interest expense(1)	4,009	(76)
Non-cash lease expense	717	304
Gain on extinguishment of convertible notes and SAFEs(2)	—	(3,235)
Depreciation and amortization	622	463
Provision for credit losses	4,269	716
Change in reserve for excess and obsolete inventory	2,144	3,091
Issuance of forward purchase agreements(3)	(76)	—
Change in fair value of forward purchase agreement liabilities(4)	6,661	—
Loss on CS Solis debt extinguishment	10,338	—
Change in fair value of warrant liabilities	(26,314)	142
Accretion of debt in CS Solis	2,493	2,581
Issuance of common stock in connection with forward purchase agreements(5)	35,490	—
Issuance of common stock bonus shares in connection with the Mergers(6)	2,394	—
Issuance of restricted stock units in connection with vendor services	52	—
Changes in operating assets and liabilities:
Accounts receivable, net	(11,823)	(3,036)
Inventories	(3,896)	(5,047)
Prepaid expenses and other current assets	(8,326)	504
Other noncurrent assets	1,132	(15)
Accounts payable	4,372	190
Accrued expenses and other current liabilities	1,587	(2,056)
Operating lease liabilities	(359)	(316)
Warranty provision, noncurrent	255	(584)
Deferred revenue	(1,766)	(231)
Net cash used in operating activities from continuing operations	(47,152)	(17,197)
Net cash provided by operating activities from discontinued operations	190	—
Net cash used in operating activities	(46,962)	(17,197)
Cash flows from investing activities from continuing operations
Purchase of property and equipment	(29)	—
Capitalization of internal-use software costs	(1,505)	(1,048)
Net cash used in investing activities from continuing operations	(1,534)	(1,048)
Cash flows from financing activities from continuing operations
Proceeds from issuance of notes payable, net	14,102	—
Principal repayment of notes payable	(9,653)	(9,507)
Proceeds from issuance of convertible notes, net of issuance cost	17,750	—
Proceeds from issuance of convertible notes, net of issuance cost, due to related parties	3,500	—
Repayment of convertible notes to related parties	—	(500)
Proceeds from issuance of long-term debt with CS Solis, net of issuance cost	—	25,000
Proceeds from exercise of common stock options	57	28
Proceeds from Mergers and PIPE Financing	4,219	—
Proceeds from Mergers and PIPE Financing from related parties	15,600	—
Payments for issuance of Series D redeemable convertible preferred stock	—	(1,317)
Net cash provided by financing activities from continuing operations	45,575	13,704
Effect of exchange rate changes	24	—
Net decrease in cash, cash equivalents and restricted cash	(2,897)	(4,541)
Cash, cash equivalents, and restricted cash at beginning of period	8,316	5,276
Cash, cash equivalents, and restricted cash at end of period	$5,419	$735

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	1,602	1
Cash paid during the year for income taxes	—	38
Supplemental schedule of noncash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	—	245
Carlyle warrant modification	(10,862)	—
Reclassification of liability-classified warrants to equity-classified warrants	30,625	—
Issuance of common stock warrants	202	3,447
Issuance of Series D redeemable convertible preferred stock upon conversion of SAFE	—	6,550
Issuance of Series D redeemable convertible preferred stock upon conversion of convertible debt	—	10,680
Conversion of 2022 Convertible Notes into common stock	21,561	—
Conversion of 2022 Convertible Notes issued to related parties into common stock	19,390	—
Conversion of preferred stock into common stock	155,630	—
Issuance of common stock in connection with forward purchase agreements(5)	35,490	—
Issuance of common stock bonus shares in connection with the Mergers(6)	2,394	—
Recapitalization of Legacy Complete Solaria Common stock into Complete Solaria Common Stock	1	—
Reclassification of investor related to PIPE funds	3,500	—

(1)	Non-cash interest expense to related parties of $0.1 million and $0.4 million during the thirteen and thirty-nine weeks ended October 1, 2023, respectively, and zero and $0.1 million during the three and nine months ended September 30, 2022, respectively.

(2)	Gain on extinguishment of convertible notes and SAFEs includes other income from related parties of zero during each of the thirteen and thirty-nine weeks ended October 1, 2023, and zero and $1.4 million during the three and nine months ended September 30, 2022, respectively.
(3)	Issuance of forward purchase agreements includes other income from related parties of $0.3 million for each of the thirteen and thirty-nine weeks ended October 1, 2023, and zero for each of the three and nine months ended September 30, 2022.
(4)	Change in fair value of forward purchase agreement liabilities includes other expense from related parties of $5.9 million for each of the thirteen and thirty-nine weeks ended October 1, 2023, and zero for each of the three and nine months ended September 30, 2022.
(5)	Issuance of common stock in connection with forward purchase agreements includes other expense from related parties of $30.7 million for each of the thirteen and thirty-nine weeks ended October 1, 2023, and zero for each of the three and nine months ended September 30, 2022.

(6)	Issuance of common stock bonus shares to related parties in connection with the Mergers includes other expense of $0.7 million for each of the thirteen and thirty-nine weeks ended October 1, 2023, and zero for each of the three and nine months ended September 30, 2022.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(1)	Organization

(a)	Description of Business

Complete Solaria, Inc. (the “Company” or “Complete Solaria”) is a residential solar installer headquartered in Fremont, California, which was formed through Complete Solar Holding Corporation’s acquisition of The Solaria Corporation (“Solaria”).

Complete Solar, Inc. (“Complete Solar”) was incorporated in Delaware on February 22, 2010. Through February 2022, the Company operated as a single legal entity as Complete Solar, Inc. In February 2022, the Company implemented a holding company reorganization (the “Reorganization”) in which the Company created and incorporated Complete Solar Holding Corporation (“Complete Solar Holdings”). As a result of the Reorganization, Complete Solar Holdings became the successor entity to Complete Solar, Inc. The capitalization structure was not changed because of the Reorganization as all shares of Complete Solar, Inc common stock and preferred stock were exchanged on a one for one basis with shares of Complete Solar Holdings common stock and preferred stock. The Reorganization was accounted for as a change in reporting entity for entities under common control. The historical assets and liabilities of Complete Solar, Inc. are transferred to Complete Solar Holdings at their carrying value, and there is no change to net income, other comprehensive income (loss), or any related per share amounts reported in the unaudited condensed consolidated financial statements requiring retrospective application.

In October 2022, the Company entered into a business combination agreement, as amended on December 26, 2022 and January 17, 2023 (“Original Business Combination Agreement”) and as amended on May 26, 2023 (“Amended and Restated Business Combination Agreement”), with Jupiter Merger Sub I Corp., a Delaware corporation and a wholly owned subsidiary of Freedom Acquisition I Corp. (“FACT”) (“First Merger Sub”), Jupiter Merger Sub II LLC, a Delaware limited liability company and a wholly owned subsidiary of FACT (“Second Merger Sub”), Complete Solar Holding Corporation, a Delaware corporation, and Solaria, a Delaware corporation.

The transactions contemplated by the Amended and Restated Business Combination Agreement were consummated on July 18, 2023 (“Closing Date”). Following the consummation of the Merger on the Closing Date, FACT changed its name to “Complete Solaria, Inc.”

As part of the transactions contemplated by the Amended and Restated Business Combination Agreement, FACT affected a deregistration under the Cayman Islands Companies Act and a domestication under Section 388 of the Delaware’s General Corporation Law (the “DGCL” or “Domestication”). On the Closing Date, following the Domestication, First Merger Sub merged with and into Complete Solaria, with Complete Solaria surviving such merger as a wholly owned subsidiary of FACT (the “First Merger”), and immediately following the First Merger, Complete Solaria merged with and into Second Merger Sub, with Second Merger Sub surviving as a wholly owned subsidiary of FACT (the “Second Merger”), and Second Merger Sub changed its name to CS, LLC, and immediately following the Second Merger, Solaria merged with and into a newly formed Delaware limited liability company and wholly-owned subsidiary of FACT and changed its name to The Solaria Corporation LLC (“Third Merger Sub”), with Third Merger Sub surviving as a wholly-owned subsidiary of FACT (the “Additional Merger”, and together with the First Merger and the Second Merger, the “Mergers”).

In connection with the closing of the Mergers:

●	Each share of the Company’s capital stock, inclusive of shares converted from 2022 Convertible Notes, issued and outstanding immediately prior to the Closing (“Legacy Complete Solaria Capital Stock”) were cancelled and exchanged into an aggregate of 25,494,332 shares of Complete Solaria Common Stock.

In July 2023, (i) Meteora Special Opportunity Fund I, LP (“MSOF”), Meteora Capital Partners, LP (“MCP”) and Meteora Select Trading Opportunities Master, LP (“MSTO”) (with MSOF, MCP, and MSTO collectively as “Meteora”); (ii) Polar Multi-Strategy Master Fund (“Polar”), and (iii) Diametric True Alpha Market Neutral Master Fund, LP, Diametric True Alpha Enhanced Market Neutral Master Fund, LP, and Pinebridge Partners Master Fund, LP (collectively, “Sandia”) (together, the “FPA Funding PIPE Investors”) entered into separate subscription agreements (the “FPA Funding Amount PIPE Subscription Agreements”) pursuant to which, the FPA Funding PIPE Investors subscribed for on the Closing Date, an aggregate of 6,300,000 shares of FACT Class A Ordinary Shares, less, in the case of Meteora, 1,161,512 FACT Class A Ordinary Shares purchased by Meteora separately from third parties through a broker in the open market (“Recycled Shares”) in connection with the Forward Purchase Agreements (“FPAs”). Subsequent to the Closing Date, Complete Solaria entered into an additional FPA Funding PIPE Subscription Agreement with Meteora, to subscribe for and purchase, and Complete Solaria agreed to issue and sell, an aggregate of 420,000 shares of Complete Solaria Common Stock. The Company issued shares of Complete Solaria Common Stock underlying the FPAs as of the latter of the closing of the Mergers or execution of the FPAs.

●	All certain investors (the “PIPE Investors”) purchased from the Company an aggregate of 1,570,000 shares of Complete Solaria Common Stock (the “PIPE Shares”) for a purchase price of $10.00 per share, for aggregate gross proceeds of $15.7 million (the “PIPE Financing”), including $3.5 million that was funded prior to the Closing Date, pursuant to subscription agreements (the “Subscription Agreements”). At the time of the PIPE Financing, Complete Solaria issued an additional 60,000 shares to certain investors as an incentive to participate in the PIPE Financing.

●	On or around the Closing Date, pursuant to the New Money PIPE Subscription Agreements, certain investors affiliated with the New Money PIPE Subscription Agreements (“New Money PIPE Investors”) agreed to subscribe for and purchase, and Complete Solaria agreed to issue and sell to the New Money PIPE Investors an aggregate of 120,000 shares of Complete Solaria Common Stock for a purchase price of $5.00 per share, for aggregate gross proceeds of $0.6 million. Pursuant to its New Money PIPE Subscription Agreement, Complete Solaria issued an additional 60,000 shares of Complete Solaria Common Stock in consideration of certain services provided by it in the structuring of its FPA and the transactions described therein.

●	Subsequent to the Closing, Complete Solaria issued an additional 193,976 shares of Complete Solaria Common Stock to the sponsors for reimbursing sponsors’ transfer to certain counterparties and issued an additional 150,000 shares of Complete Solaria Common Stock to an FPA investor for services provided in connection with the Mergers.

●	In March 2023, holders of 23,256,504 of the originally issued 34,500,000 FACT Class A Ordinary shares exercised their rights to redeem those shares for cash, and immediately prior to the Closing there were 11,243,496 FACT Class A Ordinary Shares that remained outstanding. At the Closing, holders of 7,784,739 shares of Class A common stock of FACT exercised their rights to redeem those shares for cash, for an aggregate of approximately $82.2 million which was paid to such holders at Closing. The remaining FACT Class A Ordinary Share converted, on a one-for-one basis, into one share of Complete Solaria Common Stock;

●	Each issued and outstanding FACT Class B Ordinary Share converted, on a one-for-one basis, into one share of Complete Solaria Common Stock.

In November 2022, Complete Solar Holdings acquired Solaria (as described in Note 6 – Business Combination) and changed its name to Complete Solaria, Inc. On August 18, 2023, the Company entered into a Non-Binding Letter of Intent to sell certain of Complete Solaria’s North American solar panel assets to Maxeon, Inc. (“Maxeon”). In October 2023, the Company completed the sale of its solar panel business to Maxeon. The disposition met the criteria for held for sale and discontinued operations classification as of October 1, 2023. Refer to Note 1(c) – Divestiture, Note 8 – Divestiture, and Note 22 – Subsequent Events.

(b)	Basis of Presentation of Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for interim reporting as prescribed by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete condensed consolidated financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions are eliminated upon consolidation.

Effective January 1, 2023, the Company changed its fiscal quarters to four thirteen-week periods within a standard calendar year. Each annual reporting period begins on January 1 and ends on December 31. Since the fiscal quarter change was made after the end of fiscal 2022, the Company will continue to report prior year financial information based on its prior year fiscal calendar. The Company’s financial results for the thirteen and thirty-nine weeks ended October 1, 2023 are compared to its results for the three and nine months ended September 30, 2022. The comparison of these periods is primarily affected by the difference of one day between the first three quarters of fiscal 2023 and first three quarters of 2022, which the Company notes is immaterial.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the unaudited condensed consolidated financial statements not misleading have been included. The information included in this report should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on Form S-4. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date.

Interim financial results are not necessarily indicative of the results that may be expected for any future period.

(c)	Divestiture

On August 18, 2023, the Company entered into a Non-Binding Letter of Intent to sell certain of Complete Solaria’s North American solar panel assets to Maxeon. On September 20, 2023, the Company and Maxeon entered into an Asset Purchase Agreement (the “Disposal Agreement”) for the sale of certain assets, inclusive of certain intellectual property and customer contracts, to Maxeon. On October 6, 2023, the Company completed the sale of certain of Complete Solaria’s North American solar panel assets, inclusive of certain intellectual property and customer contracts, to Maxeon, pursuant to the terms of the Disposal Agreement. Under the terms of the Disposal Agreement, Maxeon agreed to acquire certain assets and employees of Complete Solaria, for an aggregate purchase price consisting of 1,100,000 shares of Maxeon common stock.

This divestiture represents a strategic shift in Complete Solaria’s business and qualifies as held for sale and as a discontinued operation as of October 1, 2023. Based on the held for sale classification of the assets, the Company has reduced the carrying value of the disposal group to its fair value, less cost to sell and recorded an impairment loss associated with the held for sale intangible assets and goodwill. As a result, the Company classified the results of its solar panel business in discontinued operations in its unaudited condensed consolidated statements of operations and comprehensive income (loss) for all periods presented. The cash flows related to discontinued operations have been segregated and are included in the unaudited condensed consolidated statements of cash flows for all periods presented. Unless otherwise noted, discussion within the notes to the unaudited condensed consolidated financial statements relates to continuing operations only and excludes the historical activities of the North American panel business. See Note 8 – Divestiture for additional information.

(d)	Liquidity and Going Concern

Since inception, the Company has incurred recurring losses and negative cash flows from operations. The Company incurred net losses of $51.0 million and $73.4 million during the thirteen and thirty-nine weeks ended October 1, 2023, respectively, and net losses of $4.1 million and $10.8 million during the three and nine months ended September 30, 2022, respectively, and had an accumulated deficit of $327.3 million as of October 1, 2023. The Company had cash and cash equivalents of $1.7 million as of October 1, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Historically, the Company’s activities have been financed through private placements of equity securities, debt and proceeds from the Merger. The Company expects to incur significant operating expenses as it continues to grow its business. The Company believes that its operating losses and negative operating cash flows will continue into the foreseeable future. The Company’s history of recurring losses, negative operating cash flows since inception and the need to raise additional funding to meet its obligations and finance its operations raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern requires that the Company obtains sufficient funding to meet its obligations and finance its operations. If the Company is not able to secure adequate additional funding when needed, the Company will need to reevaluate its operating plan and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs or cease operations entirely. These actions could materially impact the Company’s business, results of operations and future prospects. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms that are favorable, or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Therefore, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. They do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

(e)	Immaterial Correction of Prior Period Financial Statements

Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022, the Company identified a misstatement in redeemable convertible preferred stock and other income (expense), net, related to the accounting for the issuance of its Series D preferred stock and conversion of SAFEs and convertible notes. Such misstatement relates to the use of an incorrect factor for the conversion of these instruments into preferred stock.

The Company considered both quantitative and qualitative factors and determined the effect of the misstatement was immaterial to the previously issued unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022. The Company identified and corrected the misstatement prior to the issuance of the consolidated financial statements for the year ended December 31, 2022, which were filed in FACT’s S-4 registration statement. The adjustment in the fourth quarter resulted in a $4.4 million decrease in redeemable convertible preferred stock and other income (expense), net, as well as net loss.

The accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) and statements of stockholders’ deficit for the three and nine months ended September 30, 2022 reflect such adjustment. Accordingly, the accompanying unaudited condensed consolidated statements of cash flows reflect such adjustment, and there was no change to net cash used in operating activities from continuing operations, net cash used in investing activities from continuing operations, or net cash provided by financing activities from continuing operations for the nine months ended September 30, 2022.

(2)	Summary of Significant Accounting Policies

(a)	Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, as well as related disclosure of contingent assets and liabilities. Significant estimates and assumptions made by management include, but are not limited to, the determination of:

●	the allocation of the transaction price to identified performance obligations;

●	fair value of warrant liabilities;

●	the fair value of assets acquired and liabilities assumed for business combinations;

●	the reserve methodology for inventory obsolescence;

●	the reserve methodology for product warranty;

●	the reserve methodology for the allowance for credit losses; and

●	the fair value of the forward purchase agreements.

To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or operating results will be affected.

(b)	Supply Chain Constraints and Risk

The Company relies on a very small number of suppliers of solar energy systems and other equipment. If any of the Company’s suppliers was unable or unwilling to provide the Company with contracted quantities in a timely manner at prices, quality levels and volumes acceptable to the Company, the Company would have very limited alternatives for supply, and the Company may not be able find suitable replacements for the Company’s customers, or at all. Such an event could materially adversely affect the Company’s business, prospects, financial condition and results of operations.

In addition, the global supply chain and the Company’s industry have experienced significant disruptions in recent periods. The Company has seen supply chain challenges and logistics constraints increase, including shortages of panels, inverters, batteries and associated component parts for inverters and solar energy systems available for purchase. In certain cases, this has caused delays in critical equipment and inventory, longer lead times, and has resulted in cost volatility. These shortages and delays can be attributed in part to the COVID-19 pandemic and resulting government action, broader macroeconomic conditions, and have been exacerbated by the ongoing conflicts in Ukraine and Israel. While the Company believes that a majority of the Company’s suppliers have secured sufficient supply to permit them to continue delivery and installations through the end of 2023, if these shortages and delays persist into 2024, they could adversely affect the timing of when battery energy storage systems can be delivered and installed, and when (or if) the Company can begin to generate revenue from those systems. In addition, the Company has experienced and is experiencing varying levels of volatility in costs of equipment and labor resulting in part from disruptions caused by general global economic conditions, including inflationary pressures and the COVID-19 pandemic.

The Company cannot predict the full effects these events will have on the Company’s business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties. In the event the Company is unable to mitigate the impact of delays or price volatility in solar energy systems, raw materials, and freight, it could materially adversely affect the Company’s business, prospects, financial condition and results of operations.

(c)	Segment Information

The Company conducts its business in one operating segment that provides custom solar solutions through a standardized platform to its residential solar providers and companies to facilitate the sale and installation of solar energy systems under a single product group. The Company’s Chief Executive Officer (“CEO”) is the Chief Operating Decision Maker (“CODM”). The CODM allocates resources and makes operating decisions based on financial information presented on a consolidated basis. The profitability of the Company’s product group is not a determining factor in allocating resources and the CODM does not evaluate profitability below the level of the consolidated company. All the Company’s long-lived assets are maintained in the United States of America.

(d)	Restricted Cash

The Company classifies all cash for which usage is limited by contractual provisions as restricted cash. Restricted cash balance as of October 1, 2023 and December 31, 2022, was $3.8 million and $3.9 million, respectively. The restricted cash consists of deposits in money market accounts, which is used as cash collateral backing letters of credit related to customs duty authorities’ requirements. The Company has presented these balances under restricted cash, as a long-term asset, in the unaudited condensed consolidated balance sheets. The Company reconciles cash, cash equivalents, and restricted cash reported in the unaudited condensed consolidated balance sheets that aggregate to the beginning and ending balances shown in the unaudited condensed consolidated statements of cash flows as follows (in thousands):

	As of
	October 1, 2023	December 31, 2022
Cash and cash equivalents	$1,661	$4,409
Restricted cash	3,758	3,907
Total cash, cash equivalents, and restricted cash	$5,419	$8,316

(e)	Revenue Recognition

Disaggregation of revenue

Refer to the table below for the Company’s revenue recognized by product and service type (in thousands):

	Thirteen Weeks Ended	Three Months Ended	Thirty-Nine Weeks Ended	Nine Months Ended
	October 1, 2023	September 30, 2022	October 1, 2023	September 30, 2022
Solar energy system installations	$23,915	$11,120	$64,511	$46,214
Software enhanced services	675	1,140	2,376	2,760
Total revenue	$24,590	$12,260	$66,887	$48,974

All of the Company’s revenue recognized by geography based on the location of the customer for the thirteen and thirty-nine weeks ended October 1, 2023 and three and nine months ended September 30, 2022 was in the United States.

Remaining performance obligations

The Company has elected the practical expedient not to disclose remaining performance obligations for contracts that are less than one year in length. The Company has deferred $1.0 million and $1.3 million associated with a long-term service contract as of October 1, 2023 and December 31, 2022, respectively.

Incremental costs of obtaining customer contracts

Incremental costs of obtaining customer contracts consist of sales commissions, which are costs paid to third-party vendors who source residential customer contracts for the sale of solar energy systems by the Company. The Company defers sales commissions and recognizes expense in accordance with the timing of the related revenue recognition. Amortization of deferred commissions is recorded as sales commissions in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss). As of October 1, 2023 and December 31, 2022, deferred commissions were $5.5 million and $2.8 million, respectively, which were included in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets.

Deferred revenue

The Company typically invoices its customers upon completion of set milestones, generally upon installation of the solar energy system with the remaining balance invoiced upon passing the final building inspection. Standard payment terms to customers range from 30 to 60 days. When the Company receives consideration, or when such consideration is unconditionally due, from a customer prior to delivering goods or services to the customer under the terms of a customer agreement, the Company records deferred revenue. As installation projects are typically completed within 12-months, the majority of the Company’s deferred revenue is reflected in current liabilities in the accompanying unaudited condensed consolidated balance sheets. The Company also has deferred revenue associated with a long-term service contract which is reflected in non-current liabilities in the accompanying unaudited condensed consolidated balance sheets. The amount of revenue recognized during the thirty-nine weeks ended October 1, 2023 and the nine months ended September 30, 2022 that was included in deferred revenue at the beginning of the year was $2.5 million and $3.9 million, respectively.

(f)	Fair Value Measurements

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market.

When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

●	Level 1 inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

●	Level 2 inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

●	Level 3 inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

Financial assets and liabilities held by the Company measured at fair value on a recurring basis as of October 1, 2023 and December 31, 2022 include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, the warrant liabilities and FPA liabilities.

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate their fair value because of their short-term nature (classified as Level 1).

The warrant liabilities and FPA liabilities are measured at fair value using Level 3 inputs. The Company records subsequent adjustments to reflect the increase or decrease in estimated fair value at each reporting date within the unaudited condensed consolidated statements of operations and comprehensive income (loss) as a component of other income (expense), net.

(g)	Direct Offering Costs

Direct offering costs represent legal, accounting and other direct costs related to the Mergers, which was consummated in July 2023. In accounting for the Mergers, direct offering costs of approximately $5.7 million were reclassified to additional paid-in capital and netted against the Mergers proceeds received upon close. As of October 1, 2023 and December 31, 2022, the Company had no deferred offering costs included within prepaid expenses and other current assets in its unaudited condensed consolidated balance sheets.

(h)	Warrant Liabilities

The Company accounts for its warrant liabilities in accordance with the guidance in ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, under which the warrants that do not meet the criteria for equity classification and must be recorded as liabilities. The warrant liabilities are measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement, with any subsequent changes in fair value recognized in other income (expense), net on the unaudited condensed consolidated statements of operations and comprehensive income (loss). Refer to Note 3 – Fair Value Measurements and Note 15 – Warrants.

(i)	Forward Purchase Agreements

The Company accounts for its FPAs in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity, as the agreements embody an obligation to transfer assets to settle a forward contract. The warrant liabilities are measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement, with any subsequent changes in fair value recognized in other income (expense), net on the unaudited condensed consolidated statements of operations and comprehensive income (loss). Refer to Note 3 – Fair Value Measurements and Note 5 – Forward Purchase Agreements.

(j)	Net Loss Per Share

The Company computes net loss per share following ASC 260, Earnings Per Share. Basic net loss per share is measured as the income or loss available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted net loss per share presents the dilutive effect on a per-share basis from the potential exercise of options and/or warrants. The potentially dilutive effect of options or warrants are computed using the treasury stock method. Securities that potentially have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the diluted loss per share calculation.

(k)	Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for public and private companies’ fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and December 15, 2022, respectively. The Company adopted ASU 2016-13 under the private company transition guidance beginning January 1, 2023. The adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

(3)	Fair Value Measurements

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value, on a recurring basis (in thousands):

	As of October 1, 2023
	Level 1	Level 2	Level 3	Total
Financial Liabilities
Carlyle warrants	$—	$—	$7,683	$7,683
Public warrants	1,413	—	—	1,413
Private placement warrants	—	1,027	—	1,027
Working capital warrants	—	117	—	117
Forward purchase agreement liabilities	—	—	6,586	6,586
Total	$1,413	$1,144	$14,269	$16,826

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Liabilities
Redeemable convertible preferred stock warrant liability	$—	$—	$14,152	$14,152
Total	$—	$—	$14,152	$14,152

Carlyle Warrants

As part of the Company’s amended and restated warrant agreement with CRSEF Solis Holdings, LLC (“Carlyle”), the Company issued Carlyle a warrant to purchase up to 2,745,879 shares of Complete Solaria Common Stock at a price per share of $0.01, which is inclusive of the outstanding warrant to purchase 1,995,879 shares at the time of modification. The warrant, which expires on July 18, 2030, provides Carlyle with the right to purchase shares of Complete Solaria Common Stock based on (a) the greater of (i) 1,995,879 shares and (ii) the number of shares equal to 2.795% of Complete Solaria’s issued and outstanding shares of common stock, on a fully-diluted basis; plus (b) on and after the date that is ten (10) days after the date of the amended and restated warrant agreement, an additional 350,000 shares; plus (c) on and after the date that is thirty (30) days after the date of the amended and restated warrant agreement, if the original investment amount has not been repaid, an additional 150,000 shares; plus (d) on and after the date that is ninety (90) days after the date of the amended and restated warrant agreement, if the original investment amount has not been repaid, an additional 250,000 shares, in each case, of Complete Solaria Common Stock at a price of $0.01 per share. As the warrant is exercisable into a variable number of shares based on the Company’s fully diluted capitalization table, the Company has classified the warrants as liabilities. The Company valued the warrants based on a Black-Scholes Option Pricing Method, which included the following inputs:

	October 1, 2023	December 31, 2022
Expected term	7.0 years	—
Expected volatility	77.0%	—
Risk-free interest rate	3.92%	—
Expected dividend yield	0.0%	—

Public, Private Placement and Working Capital Warrants

The public, private placement and working capital warrants are measured at fair value on a recurring basis. The public warrants were valued based on the closing price of the publicly traded instrument. The private placement and working capital warrants were valued using observable inputs for similar publicly traded instruments.

Forward Purchase Agreement Liabilities

The FPA liabilities are measured at fair value on a recurring basis using a Monte Carlo simulation analysis. The expected volatility is determined based on the historical equity volatility of comparable companies over a period that matches the simulation period, which included the following inputs:

	October 1, 2023	December 31, 2022
Common stock trading price	$2.10	—
Simulation period	1.8 years	—
Risk-free rate	5.12%	—
Volatility	178.0%	—

Redeemable Convertible Preferred Stock Warrant Liabilities

The Company historically issued redeemable convertible warrants, which were classified as liabilities and adjusted to fair value using the Black Scholes Option Pricing Method. The terms of the redeemable convertible preferred stock warrants are described in Note 15 – Warrants.

Series B Redeemable Convertible Preferred Stock Warrant

	October 1, 2023	December 31, 2022
Expected term	—	3.1 years
Expected volatility	—	72.5%
Risk-free interest rate	—	4.2%
Expected dividend yield	—	0.0%

Series C Redeemable Convertible Preferred Stock Warrant

	October 1, 2023	December 31, 2022
Expected term	—	3.6 years
Expected volatility	—	72.5%
Risk-free interest rate	—	4.0%
Expected dividend yield	—	0.0%

Series D-7 Redeemable Convertible Preferred Stock Warrant

	October 1, 2023	December 31, 2022
Expected term	—	1.5 years
Expected volatility	—	78.5%
Risk-free interest rate	—	4.7%
Expected dividend yield	—	0.0%

The redeemable convertible preferred stock warrant liabilities were measured at fair value at the issuance date and as of each subsequent reporting period with changes in the fair value recorded within other income (expense), net in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss). As described in Note 15 – Warrants, the redeemable convertible preferred stock warrant liabilities were reclassified to additional paid-in capital upon the closing of the Mergers.

(4)	Reverse Recapitalization

As discussed in Note 1 – Organization, on July 18, 2023, the Company consummated the Mergers pursuant to the Amended and Restated Business Combination Agreement. The Mergers was accounted for as a reverse recapitalization, rather than a business combination, for financial accounting and reporting purposes. Accordingly, Complete Solaria was deemed the accounting acquirer (and legal acquiree) and FACT was treated as the accounting acquiree (and legal acquirer). Complete Solaria has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

●	Complete Solaria’s pre-combination stockholders have the majority of the voting power in the post-merged company;

●	Legacy Complete Solaria’s stockholders have the ability to appoint a majority of the Complete Solaria Board of Directors;

●	Legacy Complete Solaria’s management team is considered the management team of the post-merged company;

●	Legacy Complete Solaria’s prior operations is comprised of the ongoing operations of the post-merged company;

●	Complete Solaria is the larger entity based on historical revenues and business operations; and

●	the post-merged company has assumed Complete Solaria’s operating name.

Under this method of accounting, the reverse recapitalization was treated as the equivalent of Complete Solaria issuing stock for the net assets of FACT, accompanied by a recapitalization. The net assets of FACT are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities, and results of operations prior to the Mergers are those of Legacy Complete Solaria. All periods prior to the Mergers have been retrospectively adjusted in accordance with the Amended and Restated Business Combination Agreement for the equivalent number of preferred or common shares outstanding immediately after the Mergers to effect the reverse recapitalization.

Upon the closing of the Mergers and the PIPE Financing in July 2023, the Company received net cash proceeds of $19.7 million. The following table reconciles the elements of the Mergers to the unaudited condensed consolidated statements of cash flows and the unaudited condensed consolidated statements of stockholders’ deficit for the thirty-nine week ended October 1, 2023 (in thousands):

Recapitalization
Cash proceeds from FACT, net of redemptions	$36,539
Cash proceeds from PIPE Financing	12,800
Less: cash payment of FACT transaction costs and underwriting fees	(10,680)
Less: cash payment to FPA investors for rebates and recycled shares	(17,831)
Less: cash payment for Promissory Note	(1,170)
Net cash proceeds upon the closing of the Mergers and PIPE financing	19,658
Less: non-cash net liabilities assumed from FACT	(10,135)
Net contributions from the Mergers and PIPE financing upon closing	$9,523

Immediately upon closing of the Mergers, the Company had 45,290,553 shares issued and outstanding of Class A Common Stock. The following table presents the number of shares of Complete Solaria Common Stock outstanding immediately following the consummation of the Mergers:

Recapitalization
FACT Class A Ordinary Shares, outstanding prior to Mergers	34,500,000
FACT Class B Ordinary Shares, outstanding prior to Mergers	8,625,000
Bonus shares issued to sponsor	193,976
Bonus shares issued to PIPE investors	120,000
Bonus shares issued to FPA investors	150,000
Shares issued from PIPE financing	1,690,000
Shares issued from FPA agreements, net of recycled shares	5,558,488
Less: redemption of FACT Class A Ordinary Shares	(31,041,243)
Total shares from the Mergers and PIPE Financing	19,796,221
Legacy Complete Solaria shares	20,034,257
2022 Convertible Note Shares	5,460,075
Shares of Complete Solaria Common stock immediately after Mergers	45,290,553

In connection with the Mergers, the Company incurred direct and incremental costs of approximately $15.8 million related to legal, accounting, and other professional fees, which were offset against the Company’s additional paid-in capital. Of the $15.8 million, $5.2 million was incurred by Legacy Complete Solaria and $10.6 million was incurred by FACT. As of October 1, 2023, the Company made cash payments totaling $5.4 million to settle transaction costs. As a result of the Closing, outstanding 2022 Convertible Notes were converted into shares of Complete Solaria Common Stock.

(5)	Forward Purchase Agreements

In July 2023, FACT and Legacy Complete Solaria, Inc. entered into FPAs with each of (i) Meteora; (ii) Polar, and (iii) Sandia (each individually, a “Seller”, and together, the “FPA Sellers”).

Pursuant to the terms of the FPAs, the FPA Sellers may (i) purchase through a broker in the open market, from holders of Shares other than the Company or affiliates thereof, FACT’s ordinary shares, par value of $0.0001 per share, (the “Shares”). While the FPA Sellers have no obligation to purchase any Shares under the FPAs, the aggregate total Shares that may be purchased under the FPAs shall be no more than 6,720,000 in aggregate. The FPA Sellers may not beneficially own greater than 9.9% of issued and outstanding Shares following the Mergers as per the Amended and Restated Business Combination Agreement.

The key terms of the forward contracts are as follows:

●	The FPA Sellers can terminate the transaction following the Optional Early Termination (“OET”) Date which shall specify the quantity by which the number of shares is to be reduced (such quantity, the “Terminated Shares”). Seller shall terminate the transaction in respect of any shares sold on or prior to the maturity date. The counterparty is entitled to an amount from the seller equal to the number of terminated shares multiplied by a reset price. The reset price is initially $10.56 (the “Initial Price”) and is subject to a $5.00 floor.

●	The FPA contains multiple settlement outcomes. Per the terms of the agreements, the FPAs will (1) settle in cash in the event the Company is due cash upon settlement from the FPA Sellers or (2) settle in either cash or shares, at the discretion of the Company, should the settlement amount adjustment exceed the settlement amount. Should the Company elect to settle via shares, the equity will be issued in Complete Solaria Common Stock, with a per share price based on the volume-weighted average price (“VWAP”) Price over 15 scheduled trading days. The magnitude of the settlement is based on the Settlement Amount, an amount equal to the product of: (1) Number of shares issued to the FPA Seller pursuant to the FPA, less the number of Terminated Shares multiplied by (2) the VWAP Price over the valuation period. The Settlement amount will be reduced by the Settlement Adjustment, an amount equal to the product of (1) Number of shares in the Pricing Date Notice, less the number of Terminated Shares multiplied by $2.00.

●	The Settlement occurs as of the Valuation Date, which is the earlier to occur of (a) the date that is two years after the date of the Closing Date of the Mergers (b) the date specified by Seller in a written notice to be delivered to Counterparty at Seller’s discretion (which Valuation Date shall not be earlier than the day such notice is effective) after the occurrence of certain triggering events; and (c) 90 days after delivery by the Counterparty of a written notice in the event that for any 20 trading days during a 30 consecutive trading day-period (the “Measurement Period”) that occurs at least 6 months after the Closing Date, the VWAP Price is less than the then applicable Reset Price.

The Company entered into four separate FPAs, three of which, associated with the obligation to issue 6,300,000 Shares, were entered into prior to the closing of the Mergers. Upon signing the FPAs, the Company incurred an obligation to issue a fixed number of shares to the FPA Sellers contingent upon the closing of the Mergers in addition to the terms and conditions associated with the settlement of the FPAs. The Company accounted for the contingent obligation to issue shares in accordance with ASC 815, Derivatives and Hedging, and recorded a liability and other income (expense), net based on the fair value upon of the obligation upon the signing of the FPAs. The liability was extinguished in July 2023 upon the issuance of Complete Solaria Common Stock to the FPA sellers.

Additionally, in accordance with ASC 480, Distinguishing Liabilities from Equity, the Company has determined that the prepaid forward contract is a financial instrument other than a share that represent or are indexed to obligations to repurchase the issuer’s equity shares by transferring assets, referred to herein as the “prepaid forward purchase liability” on its unaudited condensed consolidated balance sheets. The Company initially measured the prepaid forward purchase liability at fair value and has subsequently remeasured at fair value with changes in fair value recognized in earnings.

Through the date of issuance of the Complete Solaria Common Stock in satisfaction of the Company’s obligation to issue shares around the closing of the Mergers, the Company recorded $35.5 million to other income (expense), net associated with the issuance of 6,720,000 shares of Complete Solaria Common Stock.

As of the closing of the Mergers and issuance of the Complete Solaria Common Stock underlying the FPAs, the fair value of the prepaid FPAs was an asset balance of $0.1 million and was recorded on the Company’s unaudited condensed consolidated balance sheets and within other income (expense), net on the unaudited condensed consolidated statements of operations and comprehensive income (loss). Subsequently, the change of fair value of the prepaid forward purchase liability amounted to an expense of $6.7 million for the thirteen and thirty-nine weeks ended October 1, 2023. As of October 1, 2023, the prepaid forward purchase liabilities amounted to $6.6 million.

(6)	Business Combination

Solaria Acquisition

On November 4, 2022, Complete Solar Holdings acquired Solaria for aggregate consideration paid of $89.1 million, comprising of $0.1 million in cash, 2,844,550 shares of common stock with an aggregate fair value of $17.3 million, 6,803,549 shares of preferred stock with an aggregate fair value of $52.2 million, 78,962 common stock warrants for an aggregate value of $0.2 million, 1,376,414 preferred stock warrants for an aggregate fair value of $7.8 million, 5,382,599 stock options with an aggregate fair value of $10.0 million attributable to services provided prior to the acquisition date, and the payment of seller incurred transaction expenses of $1.5 million. In addition, the Company assumed $14.1 million of unvested Solaria stock options, which has been and will be recorded as stock-based expense over the remaining service period. Solaria designs, develops, manufactures, and generates revenue from the sale of silicon photovoltaic solar panels and licensing of its technology to third parties. At the time of the acquisition, the Company believed that the acquisition of Solaria would establish the Company as a full system operator, with a compelling customer offering with best-in-class technology, financing, and project fulfilment, which would enable the Company to sell more product across more geographies in the United States and Europe. This transaction was accounted for as a business combination in accordance with ASC 805, Business Combinations. Refer to Note 8 – Divestiture for further details.

The following table summarized the provisional fair value of identifiable assets acquired and liabilities assumed (in thousands):

Amount
Cash, cash equivalents and restricted cash	$5,402
Accounts receivable	4,822
Inventories	5,354
Prepaid expenses and other current assets	8,569
Property and equipment	830
Operating lease right-of-use assets	1,619
Intangible assets	43,100
Other non-current assets	112
Total identifiable assets acquired	69,808
Accounts payable	4,210
Accrued expenses and other current liabilities	11,845
Notes payable	20,823
Deferred revenue	73
Operating lease liabilities, net of current portion	1,132
Warranty provision, noncurrent	1,566
SAFE agreements	60,470
Total identifiable liabilities assumed	100,119
Net identifiable liabilities assumed	30,311
Goodwill	119,422
Total aggregate consideration paid	$89,111

Goodwill represents the excess of the preliminary estimated consideration transferred over the fair value of the net tangible and intangible assets acquired and has been allocated to the Company’s single reporting unit. Goodwill is primarily attributable to expected post-acquisition synergies from assembled workforce and also from the expectation of integrating Solaria’s products and solutions into the Company’s own businesses to provide access to more features and resources and offers incremental revenue opportunities. Goodwill of $119.4 million is deductible over 15 years for U.S. income tax purposes.

Intangible assets acquired are as follows (in thousands):

Amount
Trademarks	$5,700
Developed technology	12,700
Customer relationships	24,700
Total intangible assets	$43,100

The income approach, using the relief from royalty method, was used to value trademarks and developed technology. Significant assumptions included in the valuation of trademarks and developed technology include projected revenues, the selected royalty rate and the economic life of the underlying asset.

The income approach, using the multi-period excess earning method, was used to value customer relationships. Significant assumptions included in the valuation of customer relationships include projected revenues, customer attrition and expense growth over the forecasted period.

As a result of the Solaria acquisition, the Company recognized $45.9 million of deferred tax assets. Due to the uncertainty surrounding the Company’s ability to realize such deferred income tax assets, a full valuation allowance has been established.

As of October 1, 2023, the goodwill and intangible assets recognized from the Solaria acquisition have been included in long-term held for sale – discontinued operations on the unaudited condensed consolidated balance sheets, as further described in Note 8 – Divestiture.

Unaudited Pro Forma Information

The following unaudited pro forma financial information gives effect to the acquisition of Solaria as if it were consummated on January 1, 2022 including pro forma adjustments relating to the valuation and allocation of the aggregate consideration paid, amortization of intangible assets, incremental stock-based compensation and direct transaction costs. The historical condensed consolidated financial statements have been adjusted in the unaudited combined financial information to give effect to events that are directly attributable to the Business Combination and are factually supportable. This data is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been reported had the acquisition occurred on January 1, 2022. Actual results may differ from the unaudited combined pro forma information presented below (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Revenues	$22,267	$79,800
Net loss	$(26,498)	$(49,935)

(7)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following (in thousands):

	As of
	October 1, 2023	December 31, 2022
Inventory deposits	$3,497	$6,255
Prepaid sales commissions	5,509	2,838
Other	941	978
Total prepaid expenses and other current assets	$9,947	$10,071

(8)	Divestiture

Discontinued operations

As previously described in Note 1 – Organization, on August 18, 2023, the Company entered into a Non-Binding Letter of Intent to sell certain of Complete Solaria’s North American solar panel assets, inclusive of intellectual property and customer contracts, to Maxeon. In October 2023, the Company completed the sale of its solar panel business to Maxeon. The Company determined that this divestiture represented a strategic shift in the Company’s business and qualified as a discontinued operation. Accordingly, the results of operations and cash flows relating to Solaria have been reflected as discontinued operations in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the thirteen and thirty-nine weeks ended October 1, 2023 and the unaudited condensed consolidated statements of cash flows for the thirty-nine weeks ended October 1, 2023.

Components of amounts reflected in the unaudited condensed consolidated statements of operations and comprehensive income (loss) related to discontinued operations are presented in the table, as follows (in thousands):

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	October 1, 2023	October 1, 2023
Revenues	$3,774	$29,048
Cost of revenues	4,102	30,609
Gross loss	(328)	(1,561)
Operating expenses:
Sales and marketing	2,425	6,855
General and administrative	5,681	12,572
Total operating expenses	8,106	19,427
Loss from discontinued operations	(8,434)	(20,988)
Other income (expense), net	31	32
Loss from discontinued operations before income taxes	(8,403)	(20,956)
Income tax benefit (provision)	(1)	3
Impairment loss from discontinued operations	(147,505)	(147,505)
Net loss from discontinued operations	$(155,909)	$(168,458)

Held for sale

As previously described in Note 1 – Organization, certain assets of the Solaria, Inc. have been reflected as assets held for sale in the periods preceding the divestiture.

The following is a summary of the major categories of assets and liabilities held for sale (in thousands):

	As of
	October 1, 2023	December 31, 2022
Intangible assets, net	$12,299	$42,610
Goodwill	—	119,422
Long-term assets held for sale	$12,299	$162,032

(9)	Property and Equipment, Net

Property and equipment, net consists of the following (in thousands, except year data):

	Estimated	As of
	Useful Lives (Years)	October 1, 2023	December 31, 2022
Developed software	5	$6,559	$5,054
Manufacturing equipment	3	131	102
Furniture and equipment	3	90	90
Leasehold improvements	5	708	708
Total property and equipment		7,488	5,954
Less: accumulated depreciation and amortization		(3,303)	(2,478)
Total property and equipment, net		$4,185	$3,476

Depreciation and amortization expense on tangible assets totaled $0.3 million and $0.6 million for the thirteen and thirty-nine weeks ended October 1, 2023, respectively, and $0.2 million and $0.4 million for the three and nine months ended September 30, 2022, respectively. There were no impairment charges on tangible assets recognized for the thirteen or thirty-nine weeks ended October 1, 2023, or for the three or nine months ended September 30, 2022.

(10)	Goodwill and Intangible Assets

Goodwill

During the thirteen and thirty-nine weeks ended October 1, 2023, the Company recorded $119.4 million of goodwill impairment related to the goodwill assigned to Solaria, Inc. See Note 8 – Divestiture for additional information regarding the divestiture. The goodwill balances as of October 1, 2023 and December 31, 2022 were zero and $119.4 million, respectively. See Note 6 – Business Combination for additional information regarding the Company’s acquisitions including recognition of goodwill.

Intangible Assets

The following table provides a reconciliation of intangible assets reported as of October 1, 2023 and December 31, 2022 (in thousands, except years data):

	As of October 1, 2023
	Gross Carrying Amount	Impairment	Held for Sale	Accumulated Amortization	Net Amount
Assembled workforce	$137	$—	$—	(137)	$—
Trademarks	5,700	(3,714)	(1,463)	(523)	—
Customer relationship	24,700	(16,094)	(7,577)	(1,029)	—
Developed technology	12,700	(8,275)	(3,259)	(1,166)	—
Total intangible assets	$43,237	$(28,083)	$(12,299)	$(2,855)	$—

	As of December 31, 2022
	Weighted-Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Assembled workforce	0.1	$137	$(133)	$4
Trademarks	9.8	5,700	(95)	5,605
Customer relationship	21.8	24,700	(187)	24,513
Developed technology	9.8	12,700	(212)	12,488
Total intangible assets		$43,237	$(627)	$42,610

Amortization expense related to intangible assets for the thirteen and thirty-nine weeks ended October 1, 2023 and the three and nine months ended September 30, 2022 were as follows (in thousands):

	Thirteen Weeks Ended	Three Months Ended	Thirty-Nine Weeks Ended	Nine Months Ended
	October 1, 2023	September 30, 2022	October 1, 2023	September 30, 2022
Assembled workforce	$—	$17	$4	$51
Trademarks	142	—	428	—
Customer relationship	279	—	843	—
Developed technology	317	—	953	—
Total amortization expense	$738	$17	$2,228	$51

Amortization expense for the thirteen and thirty-nine weeks ended October 1, 2023 was recorded as loss from discontinued operations on the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss). For the three and nine months ended September 30, 2022, amortization expense related to intangible assets of less than $0.1 million was recorded to general and administrative expense on the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

The Company does not expect to recognize any future amortization expense of intangible assets as of October 1, 2023.

(11)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of
	October 1, 2023	December 31, 2022
Accrued compensation and benefits	$3,666	$3,940
Customer deposits	1,167	930
Uninvoiced contract costs	3,554	1,914
Inventory received but not invoiced	1,391	972
Accrued term loan and revolving loan amendment and final payment fees	2,175	2,400
Accrued legal settlements	2,955	1,853
Accrued taxes	931	1,245
Accrued rebates and credits	880	1,076
Operating lease liabilities, current	720	958
Revenue warranty	918	—
Deferred underwriters’ discount payable	3,019	—
Accrued warranty, current	605	767
Other accrued liabilities	4,693	3,775
Total accrued expenses and other current liabilities	$26,674	$19,830

(12)	Employee Benefit Plan

The Company sponsors a 401(k) defined contribution and profit-sharing plan (“401(k) Plan”) for its eligible employees. This 401(k) Plan provides for tax-deferred salary deductions for all eligible employees. Employee contributions are voluntary. Employees may contribute the maximum amount allowed by law, as limited by the annual maximum amount as determined by the Internal Revenue Service. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. The Company made no contributions to the 401(k) Plan for the thirteen or thirty-nine weeks ended October 1, 2023 and for the three or nine months ended September 30, 2022.

(13)	Other Income (Expense), Net

Other income (expense), net consists of the following (in thousands):

	Thirteen Weeks Ended	Three Months Ended	Thirty-Nine Weeks Ended	Nine Months Ended
	October 1, 2023	September 30, 2022	October 1, 2023	September 30, 2022
Change in fair value of redeemable convertible preferred stock warrant liability	$39	$3	$9,455	$(142)
Change in fair value of Carlyle warrants	12,689	—	12,689	—
Change in fair value of FACT public, private placement and working capital warrants	4,170	—	4,170	—
Gain on extinguishment of convertible notes and SAFE agreements(1)	—	—	—	3,235
Loss on CS Solis debt extinguishment	(10,338)	—	(10,338)	—
Bonus shares issued in connection with the Mergers(2)	(2,394)	—	(2,394)	—
Issuance of forward purchase agreements(3)	76	—	76	—
Change in fair value of forward purchase agreement liabilities(4)	(6,661)	—	(6,661)	—
Issuance of shares in connection with the forward purchase agreements(5)	(35,490)	—	(35,490)	—
Other, net	(94)	1	191	87
Total other income (expense), net	$(38,003)	$4	$(28,302)	$3,180

(1)	Includes zero and $1.4 million of other income for the three and nine months ended September 30, 2022, respectively, recognized upon the conversion of related party convertible notes and SAFEs.
(2)	Includes $0.7 million of other expense for each of the thirteen and thirty-nine weeks ended October 1, 2023 for bonus shares issued to related parties in connection with the Mergers.
(3)	Includes $0.3 million of other income for each of the thirteen and thirty-nine weeks ended October 1, 2023 for forward purchase agreements entered into with related parties.
(4)	Includes $5.9 million of other expense for each of the thirteen and thirty-nine weeks ended October 1, 2023 for forward purchase agreements entered into with related parties.
(5)	Includes $30.7 million of other expense for each of the thirteen and thirty-nine weeks ended October 1, 2023 for shares issued to related parties in connection with the forward purchase agreements.

(14)	Common Stock

The Company has authorized the issuance of 1,000,000,000 shares of common stock and 10,000,000 shares of preferred stock as of October 1, 2023. No preferred stock has been issued.

The Company has reserved shares of common stock for issuance related to the following:

As of October 1, 2023
Common stock warrants	27,637,266
Employee stock purchase plan	2,628,996
Stock options and RSUs, issued and outstanding	7,013,514
Stock options and RSUs, authorized for future issuance	8,625,023
Total shares reserved	45,904,799

(15)	Warrants

Series B Warrants (Converted to Common Stock Warrants)

In February 2016, the Company issued a warrant to purchase 5,054 shares of Series B preferred stock (the “Series B warrant”) in connection with a 2016 credit facility. The Series B warrant is immediately exercisable at an exercise price of $4.30 per share and has an expiration date of February 2026. The fair value of the Series B warrant was less than $0.1 million as of December 31, 2022 and as of July 18, 2023, when the Series B warrant was reclassified from warrant liability to additional paid-in capital, as the warrant is exercisable into shares of Complete Solaria Common Stock upon the close of the Mergers. The relative fair value of the Series B warrant at issuance was recorded as a debt issuance cost within other non-current liabilities on the accompanying unaudited condensed consolidated balance sheets, and changes in fair value have been recorded in other income (expense), net on the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) for the thirteen and thirty-nine weeks ended October 1, 2023 and the three and nine months ended September 30, 2022.

Series C Warrants (Converted to Common Stock Warrants)

In July 2016, the Company issued a warrant to purchase 148,477 shares of Series C preferred stock (the “Series C warrant”) in connection with the Series C financing. The Series C warrant agreement also provided for an additional number of Series C shares calculated on a monthly basis commencing on June 2016 based on the principal balance outstanding of the notes payable outstanding. The maximum number of shares exercisable under the Series C warrant agreement is 482,969 shares of Series C preferred stock. The Series C warrant was immediately exercisable at an exercise price of $1.00 per share and has an expiration date of July 2026. The fair value of the Series C warrant was $6.3 million as of December 31, 2022. The fair value of the Series C warrant was $2.3 million as of July 18, 2023, when the Series B warrant was reclassified from redeemable convertible preferred stock warrant liability to additional paid-in capital, as the warrant is exercisable into shares of Complete Solaria Common Stock upon the close of the Mergers. The relative fair value of the Series C warrant at issuance was recorded as Series C preferred stock issuance costs and redeemable convertible preferred stock warrant liability on the accompanying unaudited condensed consolidated balance sheets, and changes in fair value have been recorded in other income (expense), net on the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) for the thirteen and thirty-nine weeks ended October 1, 2023 and the three and nine months ended September 30, 2022.

Series C-1 Warrants (Converted to Common Stock Warrants)

In January 2020, the Company issued a warrant to purchase 173,067 shares of common stock in conjunction with the Series C-1 preferred stock financing. The warrant is immediately exercisable at an exercise price of $0.01 per share and has an expiration date of January 2030. The warrant remains outstanding as of October 1, 2023. At issuance, the relative fair value of the warrant was determined to be $0.1 million using the Black-Scholes model with the following weighted average assumptions: expected term of 10 years; expected volatility of 62.5%; risk-free interest rate of 1.5%; and no dividend yield. The fair value of the warrant was recorded within additional paid-in capital on the unaudited condensed consolidated balance sheets. The warrant is not remeasured in future periods as it meets the conditions for equity classification.

SVB Common Stock Warrants

In May and August 2021, the Company issued warrants to purchase 2,473 and 2,525 shares of common stock, respectively, in conjunction with the Fifth and Sixth Amendments to the Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”). The warrants are immediately exercisable at exercise prices of $0.38 and $0.62 per share, respectively, and have expiration dates in 2033. The warrants remain outstanding as of October 1, 2023. At issuance, the relative fair value of the warrants were determined to be less than $0.1 million in aggregate using the Black-Scholes model with the following weighted average assumptions: expected term of 12 years; expected volatility of 73.0%; risk-free interest rate of 1.7% and 1.3% for the May and August 2021 warrants, respectively; and no dividend yield. The fair value of the warrant was recorded within additional paid-in-capital on the accompanying unaudited condensed consolidated balance sheets. The warrants are not remeasured in future periods as they meet the conditions for equity classification.

Promissory Note Common Stock Warrants

In October 2021, the Company issued a warrant to purchase 24,148 shares of common stock in conjunction with the issuance of a short-term promissory note. The warrant is immediately exercisable at an exercise price of $0.01 per share and has an expiration date of October 2031. The warrant remains outstanding as of October 1, 2023. At issuance, the relative fair value of the warrant was determined to be less than $0.1 million using the Black-Scholes model with the following weighted average assumptions: expected term of 10 years; expected volatility of 73.0%; risk-free interest rate of 1.5%; and no dividend yield. The fair value of the warrant was recorded within additional paid-in capital on the unaudited condensed consolidated balance sheets. The warrant is not remeasured in future periods as it meets the conditions for equity classification.

Carlyle Warrants

In February 2022, as part of a debt financing from Carlyle (refer to Note 16 – Borrowing Arrangements), the Company issued a warrant to purchase 2,886,952 shares of common stock in conjunction with the redeemable investment in CS Solis. The warrant contained two tranches, the first of which is immediately exercisable for 1,995,879 shares. The second tranche, which was determined to be a separate unit of account, was exercisable upon a subsequent investment from Carlyle in CS Solis. No subsequent investment was made and the investment period expired on December 31, 2022 and the second tranche of warrants expired prior to becoming exercisable. The vested warrant had an exercise price of $0.01 per share and had an expiration date of February 2029.

At issuance, the relative fair value of the warrant was determined to be $3.4 million using the Black-Scholes model with the following weighted average assumptions: expected term of 7 years; expected volatility of 73.0%; risk-free interest rate of 1.9%; and no dividend yield. The fair value of the warrant was recorded within additional paid-in capital and as a discount on the long-term debt in CS Solis on the unaudited condensed consolidated balance sheets as of December 31, 2022.

In July 2023, and in connection with the closing of the Mergers, the Carlyle debt and warrants were modified. Based on the exchange ratio included in the Mergers, the 1,995,879 outstanding warrants to purchase Legacy Complete Solaria Common Stock prior to modification were exchanged into warrants to purchase 1,995,879 shares of Complete Solaria Common Stock. As part of the modification, the warrant, which expires on July 18, 2030, provides Carlyle with the right to purchase shares of Complete Solaria Common Stock based on (a) the greater of (i) 1,995,879 shares and (ii) the number of shares equal to 2.795% of Complete Solaria’s issued and outstanding shares of common stock, on a fully-diluted basis; plus (b) on and after the date that is ten (10) days after the date of the agreement, an additional 350,000 shares; plus (c) on and after the date that is thirty (30) days after the date of the agreement, if the original investment amount has not been repaid, an additional 150,000 shares; plus (d) on and after the date that is ninety (90) days after the date of the agreement, if the original investment amount has not been repaid, an additional 250,000 shares, in each case, of Complete Solaria Common Stock at a price of $0.01 per share. Of the additional warrants that become exercisable after the modification, the tranches of 350,000 warrants vesting ten days after the date of the agreement and 150,000 warrants vesting thirty days after the date of the agreement are exercisable as of October 1, 2023.

The modification of the warrant resulted in the reclassification of previously equity classified warrants to liability classification, which was accounted for in accordance with ASC 815 and ASC 718. The Company recorded the fair value of the modified warrants as a warrant liability of $20.4 million, the pre-modification fair value of the warrants as a reduction to additional paid-in capital of $10.9 million and $9.5 million to other income (expense), net equal to the incremental value of the warrants upon the modification. The fair value of the warrant was determined based on its intrinsic value, given a nominal exercise price. At issuance, the relative fair value of the warrant was determined to be less than $20.4 million using the Black-Scholes model with the following weighted average assumptions: expected term of 7 years; expected volatility of 77.0%; risk-free interest rate of 3.9%; and no dividend yield. As of October 1, 2023, the fair value of the warrant was $7.7 million, and the Company recorded the adjustment of $12.7 million as other income (expense), net on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Series D-7 Warrants (Converted to Common Stock Warrants)

In November 2022, the Company issued warrants to purchase 656,630 shares of Series D-7 preferred stock (the “Series D-7 warrants”) in conjunction with the Business Combination. The warrant contains two tranches. The first tranche of 518,752 shares of Series D-7 preferred stock is exercisable at an exercise price of $2.50 per share upon consummation of a merger transaction, or at an exercise price of $2.04 per share upon remaining private and has an expiration date of April 2024. The second tranche of 137,878 shares of Series D-7 preferred stock is exercisable at an exercise price of $5.00 per share upon consummation of a merger transaction, or at an exercise price of $4.09 per share upon remaining private and has an expiration date of April 2024. The fair value of the Series D-7 warrants was $7.8 million as of December 31, 2022 and $2.4 million as of July 18, 2023 when the warrants were reclassified from redeemable convertible preferred stock warrant liability to additional paid-in capital, as the exercise price of the warrants is fixed at $2.50 per share of Complete Solaria Common Stock for the first tranche and $5.00 per share of Complete Solaria Common Stock for the second tranche upon the closing of the Mergers. The Series D-7 Warrants remain outstanding as of October 1, 2023.

November 2022 Common Stock Warrants

In November 2022, the Company issued a warrant to a third-party service provider to purchase 78,962 shares of common stock in conjunction with the Business Combination. The warrant was immediately exercisable at an exercise price of $8.00 per share and had an expiration date of April 2024. In May 2023, the Company amended the warrant, modifying the shares of common stock to be purchased to 31,680, the exercise price to $0.01, and the expiration date to the earlier of October 2026 or the closing of an IPO. The impact of the modification was not material to the unaudited condensed consolidated financial statements. At issuance and upon the modification, the relative fair value of the warrant was determined to be $0.1 million using the Black-Scholes model with the following weighted average assumptions: expected term of 1.5 years; expected volatility of 78.5%; risk-free interest rate of 4.7%; and no dividend yield. The fair value of the warrant was recorded within additional paid-in capital on the unaudited condensed consolidated balance sheets. The warrant is not remeasured in future periods as it meets the conditions for equity classification. Upon the Closing of the Mergers, the warrant was net exercised into 31,680 shares of Complete Solaria Common Stock.

July 2023 Common Stock Warrants

In July 2023, the Company issued a warrant to a third-party service provider to purchase 38,981 shares of common stock in exchange for services provided in obtaining financing at the Closing of the Mergers. The warrant is immediately exercisable at a price of $0.01 per share and has an expiration date of July 2028. At issuance, the fair value of the warrant was determined to be $0.2 million, based on the intrinsic value of the warrant and the $0.01 per share exercise price. As the warrant is accounted for as an equity issuance cost, the warrant is recorded only within additional paid-in capital on the unaudited condensed consolidated balance sheets. The warrant is not remeasured in future periods as it meets the conditions for equity classification.

Warrant Consideration

In July 2023, in connection with the Mergers, the Company issued 6,266,572 warrants to purchase Complete Solaria Common Stock to holders of Legacy Complete Solaria Redeemable Convertible Preferred Stock, Legacy Complete Solaria Common Stock. The exercise price of the common stock warrants is $11.50 per share and the warrants expire 10 years from the date of the Mergers. The warrant consideration was issued as part of the close of the Mergers and was recorded within additional paid-in capital, net of the issuance costs of the Mergers. As of October 1, 2023, all warrants issued as warrant consideration remain outstanding.

Public, Private Placement, and Working Capital Warrants

In conjunction with the Mergers, Complete Solaria, as accounting acquirer, was deemed to assume 6,266,667 warrants to purchase FACT Class A Ordinary Shares that were held by the sponsor at an exercise price of $11.50 (“Private Placement Warrants”) and 8,625,000 warrants to purchase FACT’s shareholders FACT Class A Ordinary Shares at an exercise price of $11.50 (“Public Warrants”). Subsequent to the Mergers, the Private Placement Warrants and Public Warrants are exercisable for shares of Complete Solaria Common Stock and meet liability classification requirements since the warrants may be required to be settled in cash under a tender offer. In addition, Private Placement Warrants are potentially subject to a different settlement amount as a result of being held by the Sponsor which precludes the Private Placement Warrants from being considered indexed to the entity’s own stock. Therefore, these warrants are classified as liabilities on the unaudited condensed consolidated balance sheets.

The Company determined the Public and Private warrants to be classified as a liability and fair valued the warrants on the issuance date using the publicly available price for the warrants of $6.4 million. The fair value of these warrants was $2.4 million as of October 1, 2023, and the Company recorded the change in fair value of $4.0 million in other income (expense), net in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the thirteen and thirty-nine weeks ended October 1, 2023.

Additionally, at the closing of the Mergers, the Company issued 716,668 Working Capital warrants, which have identical terms as the Private Placement Warrants to the sponsor in satisfaction of certain liabilities of FACT. The warrants were fair valued at $0.3 million upon the closing of the Mergers, which was recorded in warrant liability on the unaudited condensed consolidated balance sheets. As of October 1, 2023, the Working Capital warrants had a fair value of $0.1 million, and the Company recorded the change in fair value of $0.2 million as other income (expense), net on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

(16)	Borrowing Arrangements

Convertible notes, net and convertible notes, net, due to related parties

As of October 1, 2023 and December 31, 2022, the Company’s convertible notes consisted of the following (in thousands):

	As of
	October 1, 2023	December 31, 2022
Convertible notes, net, noncurrent
2022 Convertible Notes	$—	$3,434
2022 Convertible Notes due to related parties	—	15,510
Total convertible notes	$—	$18,944

Convertible Promissory Notes with Ecosystem Integrity Fund II, LP.

On April 30, 2021, the Company issued a short-term Subordinated Convertible Promissory Note to Ecosystem Integrity Fund II, LP (“EIF”) for a total principal of $0.5 million plus accrued interest of 3.0% per annum due on June 30, 2021. The Note included a conversion feature which allows the holder to convert any portion of the note plus any unpaid accrued interest (“Conversion Amount”) into shares of Series C-1 Preferred Stock on the maturity date of June 30, 2021 or thereafter. As of December 31, 2021 the principal and accrued interest remained outstanding and the holder did not elect to covert the note into Series C-1 Preferred shares. The principal and accrued interest of $0.5 million was repaid in February 2022, and as such, the balance remaining at December 31, 2022 and thereafter remained zero.

2019-A Convertible Notes

In 2019, the Company issued a series of convertible notes (“2019-A Convertible Notes”) for $0.1 million in proceeds, with immaterial debt issuance costs, and which were due and payable on demand by the holders after August 2020. The notes carried simple interest of 6.0% and contained a conversion feature whereby the notes would convert at 80% of the issuance price of the preferred shares in the next equity financing. The notes also contained other embedded features such as conversion options that were exercisable upon the occurrence of various contingencies. All of the embedded features were analyzed to determine whether they should be bifurcated and separately accounted for as a derivative. Pursuant to such analysis, the Company valued and bifurcated the share-settled redemption feature, which enabled the holders to convert the notes to the preferred shares at a predefined discount from the issuance price and recorded its initial fair value of less than $0.1 million as a discount on the convertible notes face amount. The debt discount was amortized to interest expense at a weighted-average effective interest rate of 17.6% through the maturity dates of the notes.

The fair value of the share-settled redemption feature was estimated based on a probability-weighted analysis of the discounted value of the notes converting under a Next Equity Financing, a change in control, default, or maturity, and the changes in fair value were recognized as a component of other income (expense), net in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss). The Company recorded zero in expense during the thirteen and thirty-nine weeks ended October 1, 2023 and the three and nine months ended September 30, 2022, related to the change in the fair value of the convertible notes embedded derivative liability. The convertible notes were carried within the accompanying unaudited condensed consolidated balance sheets at their original issuance value, net of unamortized debt discount and issuance costs. In March 2022, as part of the Company’s Series D Preferred Stock issuance, the 2019-A Convertible Notes converted into 62,500 shares of Series D-2 redeemable convertible preferred stock. The Company recognized a gain on the conversion of less than $0.1 million in other income (expense), net on the unaudited condensed consolidated statements of operations and comprehensive income (loss). As the full carrying value of the note was converted to Series D Preferred Stock, the balance remaining for the note at December 31, 2022 and thereafter remained zero.

The Company did not recognize any interest expense related to the 2019-A Convertible Notes during the thirteen and thirty-nine weeks ended October 1, 2023 and the three months ended September 2022. Interest expense recognized related to the 2019-A Convertible Notes during the nine months ended September 30, 2022 was immaterial.

2020-A Convertible Notes

In 2020, the Company issued a series of convertible notes (“2020-A Convertible Notes”) for $3.8 million in proceeds, with immaterial debt issuance costs, and which are due and payable on demand by the holders after April 2021. The notes carried simple interest of 2.0% and contained a conversion feature whereby the notes would convert at 80% of the issuance price of the preferred shares in the next equity financing. The notes also contained other embedded features such as conversion options that were exercisable upon the occurrence of various contingencies. All of the embedded features were analyzed to determine whether they should be bifurcated and separately accounted for as a derivative. Pursuant to such analysis, the Company valued and bifurcated the share-settled redemption feature, which enables the holders to convert the notes to the preferred shares at a predefined discount from the issuance price and recorded its initial fair value of $0.5 million as a discount on the convertible notes face amount. The debt discount was amortized to interest expense at a weighted-average effective interest rate of 25.6% through the maturity dates of the notes.

The fair value of the share-settled redemption feature was estimated based on a probability-weighted analysis of the discounted value of the notes converting under a Next Equity Financing, a change in control, default, or maturity, and the changes in fair value were recognized as a component of other income (expense), net in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss). The Company recorded zero in expense during the thirteen and thirty-nine weeks ended October 1, 2023 and the three and nine months ended September 30, 2022, related to the change in the fair value of the convertible notes embedded derivative liability. The convertible notes were carried within the accompanying unaudited condensed consolidated balance sheets at their original issuance value, net of unamortized debt discount and issuance costs. In March 2022, as part of the Company’s Series D Preferred Stock issuance, the 2020-A Convertible Notes converted into 785,799 shares of Series D-1 redeemable convertible preferred stock. The Company recognized a gain on the conversion of $0.9 million in other income (expense), net on the unaudited condensed consolidated statements of operations and comprehensive income (loss). As the full carrying value of the note was converted to Series D Preferred Stock, the balance remaining for the note at December 31, 2022 and thereafter remained zero.

The Company did not recognize any interest expense related to the 2020-A Convertible Notes during the thirteen and thirty-nine weeks ended October 1, 2023 and the three months ended September 2022. Interest expense recognized during the nine months ended September 30, 2022 was immaterial.

2021-A Convertible Notes

In 2020, the Company issued a series of convertible notes (“2021-A Convertible Notes”) for $4.3 million in proceeds, with immaterial debt issuance costs, and which are due and payable on demand by the holders after February 2022. The holders are existing investors and are not expected to demand cash settlement, as the Company expects to raise additional preferred financing under which the notes will convert into preferred shares. The notes carry simple interest of 2.0% and contained a conversion feature whereby the notes would convert at 80% of the issuance price of the preferred shares in the next equity financing. The notes also contained other embedded features such as conversion options that were exercisable upon the occurrence of various contingencies. All of the embedded features were analyzed to determine whether they should be bifurcated and separately accounted for as a derivative. Pursuant to such analysis, the Company valued and bifurcated the share-settled redemption feature, which enables the holders to convert the notes to the preferred shares at a predefined discount from the issuance price and recorded its initial fair value of $0.6 million as a discount on the convertible notes face amount. The debt discount is amortized to interest expense at a weighted-average effective interest rate of 18.1% through the maturity dates of the notes.

The fair value of the share-settled redemption feature was estimated based on a probability-weighted analysis of the discounted value of the notes converting under a Next Equity Financing, a change in control, default, or maturity, and the changes in fair value were recognized as a component of other income (expense), net in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The Company recorded zero in expense during the thirteen and thirty-nine weeks ended October 1, 2023 and the three and nine months ended September 30, 2022, related to the change in the fair value of the convertible notes embedded derivative liability. The convertible notes were carried on the unaudited condensed consolidated balance sheets at their original issuance value, net of unamortized debt discount and issuance costs. In March 2022, as part of the Company’s Series D Preferred Stock issuance, the 2021-A Convertible Notes converted into 869,640 shares of Series D-1 redeemable convertible preferred stock. The Company recognized a gain on the conversion of $0.8 million in other income (expense), net on the unaudited condensed consolidated statements of operations and comprehensive income (loss). As the full carrying value of the note was converted to Series D Preferred Stock, the balance remaining for the note at December 31, 2022 and thereafter remained zero.

As part of the 2021-A Convertible Notes financing, the Company entered into an additional convertible note with an existing investor for $0.5 million. The note carries PIK interest of 3.0% and is due and payable on demand at any time after June 30, 2021. The note contains an embedded conversion feature, which allows the holder to convert the note into a fixed number of shares of Series C-1 preferred stock at any time after

June 30, 2021. The Company concluded the conversion feature is not required to be bifurcated as an embedded derivative liability, and the note is carried at its principal plus accrued PIK interest. As the full carrying value of the note was converted to Series D Preferred Stock, the balance remaining for the note at December 31, 2022 and thereafter remained zero.

The Company did not recognize any interest expense related to the 2021-A Convertible Notes during the thirteen and thirty-nine weeks ended October 1, 2023 and the three months ended September 30, 2022. Interest expense recognized during the nine months ended September 30, 2022 was immaterial.

2022 Convertible Notes

In connection with the Original Business Combination Agreement, the Company has raised a series of convertible notes (“2022 Convertible Notes”) during the fiscal year ended December 31, 2022 with an aggregate purchase price of $12.0 million, and during the thirty-nine weeks ended October 1, 2023 for an additional total purchase price of $21.3 million. Additionally, as part of the acquisition of Solaria, the Company assumed a note from an existing investor for its fair value of $6.7 million. The note contained the same terms as the other 2022 Convertible Notes. The Company did not incur significant issuance costs associated with the 2022 Convertible Notes. The 2022 Convertible Notes accrued interest at a rate of 5% per annum. Immediately prior to the closing of the Mergers, the 2022 Convertible Notes were converted into the number of shares of common stock of Complete Solaria equal to (x) the principal amount together with all accrued interest of the 2022 Convertible Notes divided by 0.75, divided by (y) the price of a share of common stock of Complete Solaria used to determine the conversion ratio in the Amended and Restated Business Combination Agreement. This resulted in the issuance of 5,316,460 shares of Complete Solaria common stock to the noteholders and no debt remains outstanding associated with the 2022 Convertible Notes as of October 1, 2023.

The Company has recognized interest expense of less than $0.1 million and $0.7 million related to the 2022 Convertible Notes during the thirteen and thirty-nine weeks ended October 1, 2023. The Company did not recognize any interest expense related to the 2022 Convertible Notes during the three and nine months ended September 30, 2022.

SAFE Agreements

2019 SAFE

In September 2019, the Company issued the 2019 SAFE for $0.1 million in proceeds, with immaterial debt issuance costs. No interest was accrued on the 2019 SAFE. The 2019 SAFE contained conversion features that allowed the holder to convert the 2019 SAFE into shares of preferred stock upon the next equity financing, subject to a valuation cap. The 2019 SAFE was reported at fair value based on the probability-weighted expected return method (“PWERM”), which assigns value to the multiple settlement scenarios based on the probability of occurrence. The fair value of the 2019 SAFE was $0.2 million as of December 31, 2021 was recorded in SAFE Agreements in the accompanying unaudited condensed consolidated balance sheets. In March 2022, the Company converted the 2019 SAFE into 48,258 shares of Series D-3 redeemable convertible preferred stock. The Company recognized a gain on the conversion of the 2019 SAFE of less than $0.1 million in other income (expense), net on the unaudited condensed consolidated statements of operations and comprehensive income (loss). As the full carrying value of the SAFE was converted to Series D Preferred Stock, the balance remaining for the SAFE at December 31, 2022 and thereafter remained zero.

2021 SAFE

In December 2021, the Company issued the 2021 SAFE for $5.0 million in proceeds, with immaterial debt issuance costs. No interest is accrued on the 2021 SAFE. The 2021 SAFE contained conversion features that allowed the holder to convert the 2021 SAFE into shares of preferred stock upon the next equity financing, subject to a valuation cap. The 2019 SAFE was reported at fair value based on the PWERM, which assigns value to the multiple settlement scenarios based on the probability of occurrence. The fair value of the 2021 SAFE was $6.3 million as of December 31, 2021 is recorded in SAFE Agreements in the accompanying unaudited condensed consolidated balance sheets. In March 2022, the Company converted the 2021 SAFE into 1,005,366 shares of Series D-1 redeemable convertible preferred stock. The Company recognized a gain on the conversion of the 2021 SAFE of $1.4 million in other income (expense), net on the unaudited condensed consolidated statements of operations and comprehensive income (loss). As the full carrying value of the SAFE was converted to Series D Preferred Stock, the balance remaining for the SAFE at December 31, 2022 and thereafter remained zero.

Solaria SAFE

As part of the acquisition of Solaria (refer to Note 6 – Business Combination) the Company acquired the Solaria SAFEs. The number of shares to be issued upon conversion of the SAFE notes contained various features to convert or redeem the Solaria SAFEs in the event of an equity financing, public offering, change of control or a dissolution event.

The Company historically elected to account for all of the SAFE notes at estimated fair value pursuant to the fair value option and recorded the change in estimated fair value as other income (expense), net in the unaudited condensed consolidated statements of operations and comprehensive income (loss) until the notes are converted or settled. The SAFE notes were amended through the SAFE Assumption Amendment, Assignment and Assumption Agreement on November 4, 2022, as part of the Business Combination with Complete Solar, whereby all the SAFE notes were assumed by Complete Solar. As part of the purchase price accounting discussed in Note 4 – Reverse Recapitalization, the estimated fair value of the SAFE notes was determined to be $60.5 million. Post consummation of the Business Combination the SAFE notes were converted to 8,171,662 shares of Series D-8 preferred stock as discussed in Note 6 – Business Combination.

Notes Payable

Loan and Security Agreement

In January 2020, the Company entered into the Loan Agreement with SVB. The Loan Agreement, as amended, provided for a line of credit up to $7.0 million and has a maturity date of February 2022. Advances under the line of credit bore interest at the greater of 5.25% or the prime rate (as published in the Wall Street Journal) plus 3.5% per annum. All borrowings under the line of credit were to be secured by substantially all of the Company’s assets.

During 2021, the Company entered into several amendments to the Loan Agreement, and in May and August 2021 in connection with the Fifth and Sixth Amendments, the Company issued warrants to purchase 5,122 shares and 5,229 shares of common stock at exercise prices of $0.38 per share and $0.62 per share, respectively. The fair value of the warrants were recorded as deferred issuance costs and amortized to interest expense. As of December 31, 2022 and thereafter, there were no unamortized debt issuance costs.

Under the Loan Agreement, the Company was subject to certain reporting covenants, such as a requirement for the Company’s monthly unaudited condensed consolidated financial statements and compliance certificate, as well as a financial covenant to maintain a minimum liquidity ratio of 1.75 to 1.00. In 2021, the Loan Agreement was amended to add a new financial covenant, requiring the Company to obtain new equity of at least $15.0 million by a specified date, which the Company did not meet; however, the default was later waived by SVB.

In February 2022, as part of the transaction to raise long-term debt in CS Solis, the Company repaid the principal and accrued interest of the Loan Agreement of $6.7 million, which terminated the agreement with SVB. As such, as of December 31, 2022 and thereafter, there was no debt related to this agreement on the Company’s balance sheet.

2021 Promissory Notes

In July 2021, the Company issued a short-term promissory note for $0.5 million in proceeds, with immaterial debt issuance costs. The promissory note carried simple interest of 2.0% and were due and payable after February 2022. In February 2022, the Company repaid the 2021 Promissory Note.

In October 2021, the Company issued a short-term promissory note for $2.0 million in proceeds, with immaterial debt issuance costs. The promissory note contained a financing fee of $0.3 million, which was due and payable along with the principal amount in January 2022. In connection with the promissory note, the Company issued a warrant to purchase 50,000 shares of common stock at an exercise price of $0.01 per share. The principal and accrued interest of the note payable was repaid in January 2022, and no amounts remained outstanding as of December 31, 2022 and thereafter.

Current Insight Promissory Note

In January 2021, the Company issued a promissory note for a principal amount of $0.1 million in connection with the purchase of Current Insight, with immaterial debt issuance costs. The promissory note bears interest at 0.14% per annum and has equal monthly installments due and payable through the maturity date of January 2022. The principal and accrued interest was repaid in January 2022, and no amounts remained outstanding as of December 31, 2022 and thereafter.

2018 Bridge Notes

In December 2018, Solaria Corporation issued senior subordinated convertible secured notes (“2018 Notes”) totaling approximately $3.4 million in exchange for cash. The notes bear interest at the rate of 8% per annum and the investors are entitled to receive twice of the face value of the notes at maturity. The 2018 Notes are secured by substantially all of the assets of Solaria Corporation. In 2021, the 2018 Notes were amended extending the maturity date to December 13, 2022. In connection with the 2021 amendment, Solaria had issued warrants to purchase shares of Series E-1 redeemable convertible preferred stock of Solaria. The warrants were exercisable immediately in whole or in part at and expire on December 13, 2031. As part of the Business Combination with Complete Solar, all the outstanding warrants issued to the lenders were assumed by the parent company, Complete Solaria as discussed in Note 6 – Business Combination.

In December 2022, the Company entered into an amendment to the 2018 Bridge Notes extending the maturity date from December 13, 2022 to December 13, 2023. In connection with the amendment, the notes will continue to bear interest at 8% per annum and are entitled to an increased repayment premium from 110% to 120% of the principal and accrued interest at the time of repayment.

The Company concluded that the modification was a troubled debt restructuring as the Company was experiencing financial difficulty and the amended terms resulted in a concession to the Company. As the future undiscounted cash payments under the modified terms exceeded the carrying amount of the Solaria Bridge Notes on the date of modification, the modification was accounted for prospectively. The incremental repayment premium is being amortized to interest expense using the effective interest rate method. As of October 1, 2023 and December 31, 2022, the carrying value of the Bridge Notes was $10.7 million and $9.8 million, respectively. Interest expense recognized for the thirteen and thirty-nine weeks ended October 1, 2023 was $0.3 million and $1.0 million, respectively. The Company did not recognize any interest expense related to the 2018 Bridge Notes during the three and nine months ended September 30, 2022. As of October 1, 2023, the carrying value of the 2018 Bridge Notes approximates their fair value.

SCI Term Loan and Revolver Loan

In October 2020, Solaria entered into a loan agreement (“SCI Loan Agreement”) with Structural Capital Investments III, LP (“SCI”).

The SCI Loan Agreement comprises of two facilities, a term loan (the “Term Loan”) and a revolving loan (the “Revolving Loan”) (together “Original Agreement”) for $5.0 million each with a maturity date of October 31, 2023. Both the Term Loan and the Revolving Loan were fully drawn upon closing. The Term Loan was repaid prior to the acquisition of Solaria by Complete Solar and was not included in the Business Combination.

The Revolving Loan also has a term of thirty-six months, principal repayments at the end of the term and an annual interest rate of 7.75% or Prime rate plus 4.5%, whichever is higher. The SCI Loan Agreement required the Company to meet certain financial covenants relating to maintenance of specified restricted cash balance, achieving specified revenue target and maintaining specified contribution margin (“Financial Covenants”) over the term of each of the Revolving Loan. The Revolving Loan is collateralized substantially by all assets and property of the Company.

In the years ended December 31, 2022 and December 31, 2021, Solaria entered into several Amended and Restated Loan and Security Agreements as a forbearance agreement for SCI to forbear from exercising any rights and remedies available to it as a result of Company not meeting certain Financial Covenants required by the Original Agreement. As a result of these amendment changes were made to the Financial Covenants and Solaria recorded a total of $1.9 million amendment fees in Other Liabilities and was included in the acquired liabilities for purchase price accounting.

Solaria had historically issued warrants to purchase shares of Series E-1 redeemable convertible preferred stock of Solaria (“SCI Series E-1 warrants”). The warrants were fully exercisable in whole or in part at any time during the term of the Original agreement. As part of the Business Combination with Complete Solar, all the outstanding SCI Series E-1 warrants were assumed by the parent company, Complete Solaria as discussed in Note 6 – Business Combination.

The Revolving Loan outstanding on the date of the Business Combination was fair valued at $5.0 million for the purpose of purchase price accounting discussed in Note 6 – Business Combination. The Revolving Loan principal balance at October 1, 2023 and December 31, 2022 amounted to $5.0 million. Interest expense recognized for the thirteen and thirty-nine weeks ended October 1, 2023 was $0.2 million and $0.5 million, respectively. The Company was in compliance with all the Financial Covenants as of October 1, 2023. In October 2023, the Company entered into an Assignment and Acceptance Agreement whereby Structural Capital Investments III, LP assigns the SCI debt to Kline Hill Partners Fund LP, Kline Hill Partners IV SPV LLC, Kline Hill Partners Opportunity IV SPV LLC, and Rodgers Massey Revocable Living Trust for a total purchase price of $5.0 million, as discussed in Note 22 – Subsequent Events.

Secured Credit Facility

In December 2022, the Company entered into a secured credit facility agreement with Kline Hill Partners IV SPV LLC and Kline Hill Partners Opportunity IV SPV LLC. The secured credit facility agreement allows the Company to borrow up to 70% of the net amount of its eligible vendor purchase orders with a maximum amount of $10.0 million at any point in time. The purchase orders are backed by relevant customer sales orders which serves as a collateral. The amounts drawn under the secured credit facility may be reborrowed provided that the aggregate borrowing does not exceed $20.0 million. The repayment under the secured credit facility is the borrowed amount multiplied by 1.15x if repaid within 75 days and borrowed amount multiplied by 1.175x if repaid after 75 days. The Company may prepay any borrowed amount without premium or penalty. Under the original terms, the secured credit facility agreement was due to mature in April 2023. The Company is in the process of amending the secured credit facility agreement to extend its maturity date.

At October 1, 2023, the outstanding net debt amounted to $11.7 million, including accrued financing cost of $4.1 million, compared to December 31, 2022, where the outstanding net debt amounted to $5.6 million, including accrued financing cost of $0.1 million. The Company has recognized interest expense of zero and $3.1 million related to the Secured Credit Facility during the thirteen and thirty-nine weeks ended October 1, 2023, respectively. The Company did not recognize any interest expense related to the Secured Credit Facility during the three and nine months ended September 30, 2022. As of October 1, 2023, the total estimated fair value of the Secured Credit Facility approximates its carrying value.

Polar Settlement Agreement

In September 2023, in connection with the Mergers, the Company entered into a settlement and release agreement with Polar Multi-Strategy Master Fund (“Polar”) for the settlement of a working capital loan that had been made by Polar to the Sponsor, prior to the closing of the Mergers. As part of the settlement agreement, the Company agreed to pay Polar $0.5 million as a return of capital, which is paid in ten equal monthly installments and does not accrue interest. During the thirteen and thirty-nine weeks ended October 1, 2023, the Company made one payment of less than $0.1 million, and as of October 1, 2023, and $0.5 million remains outstanding.

Debt in CS Solis

As described above, as part of the reorganization in February 2022 of the Company, the Company received an investment from Carlyle. The investment was made pursuant to a subscription agreement, under which Carlyle contributed $25.6 million in exchange for 100 Class B Membership Units of CS Solis and the Company contributed the net assets of Complete Solar, Inc. in exchange for 100 Class A Membership Units. The Class B Membership Units are mandatorily redeemable by the Company on the three-year anniversary of the effective date of the CS Solis amended and restated LLC agreement (February 14, 2025). The Class B Membership Units accrue interest that is payable upon redemption at a rate of 10.5% (which is structured as a dividend payable based on 25% of the investment amount measured quarterly), compounded annually, and subject to increases in the event the Company declares any dividends. In connection with the investment, the Company issued a warrant to purchase 5,978,960 shares of the Company’s common stock at a price of $0.01 per share, of which, 4,132,513 shares are immediately exercisable. The Company has accounted for the mandatorily redeemable investment from Carlyle in accordance with ASC 480, Distinguishing Liabilities from Equity, and has recorded the investment as a liability, which was accreted to its redemption value under the effective interest method. The Company has recorded the warrants as a discount to the liability. Refer to Note 14 – Common Stock, for further discussion of the warrants issued in connection with the Class B Membership Units.

On July 17 and July 18, 2023, and in connection with obtaining consent for the Mergers, Legacy Complete Solaria, FACT and Carlyle entered into an Amended and Restated Consent to the Business Combination Agreement (“Carlyle Debt Modification Agreement”) and an amended and restated warrant agreement (“Carlyle Warrant Amendment”), which modified the terms of the mandatorily redeemable investment made by Carlyle in Legacy Complete Solaria.

The Carlyle Debt Modification Agreement accelerates the redemption date of the investment, which was previously February 14, 2025 and is March 31, 2024 subsequent to the modification. Additionally, as part of the amendment, the parties entered into an amended and restated warrant agreement. As part of the Carlyle Warrant Amendment, Complete Solaria issued Carlyle a warrant to purchase up to 2,745,879 shares of Complete Solaria Common Stock at a price per share of $0.01, which is inclusive of the outstanding warrant to purchase 1,995,879 shares at the time of modification. The warrant, which expires on July 18, 2030, provides Carlyle with the right to purchase shares of Complete Solaria Common Stock based on (a) the greater of (i) 1,995,879 shares and (ii) the number of shares equal to 2.795% of Complete Solaria’s issued and outstanding shares of common stock, on a fully-diluted basis; plus (b) on and after the date that is ten (10) days after the date of the agreement, an additional 350,000 shares; plus (c) on and after the date that is thirty (30) days after the date of the agreement, if the original investment amount has not been repaid, an additional 150,000 shares; plus (d) on and after the date that is ninety (90) days after the date of the agreement, if the original investment amount has not been repaid, an additional 250,000 shares, in each case, of Complete Solaria Common Stock at a price of $0.01 per share. The warrants are classified as liabilities under ASC 815 and are recorded within warrant liability on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

The Company accounted for the modification of the long-term debt in CS Solis as a debt extinguishment in accordance with ASC 480 and ASC 470. As a result of the extinguishment, the Company recorded a loss on extinguishment, of $10.3 million, which is recorded within other expense on the unaudited condensed consolidated statements of operations and comprehensive income (loss). As of the modification date, the Company recorded the fair value of the new debt of $28.4 million as short-term debt in CS Solis, and the amount will be accreted to its redemption value of $31.9 million under the effective interest method.

The Company has recorded a liability of $29.2 million and zero included in short-term debt in CS Solis on the unaudited condensed consolidated balance sheets as of October 1, 2023 and December 31, 2022, respectively. The Company has recorded a liability of zero and $25.2 million included in long-term debt in CS Solis on the unaudited condensed consolidated balance sheets as of October 1, 2023 and December 31, 2022, respectively. The Company has recorded accretion of the liability as interest expense of $1.2 million and $2.7 million for the thirteen and thirty-nine weeks ended October 1, 2023, respectively, and made payments of interest expense of $0.2 million for each of the thirteen and thirty-nine weeks ended October 1, 2023. The Company has recorded accretion of the liability as interest expense of $0.7 million and $1.7 million for the three and nine months ended September 30, 2022, respectively. During the thirteen and thirty-nine weeks ended October 1, 2023, the Company recorded amortization of issuance costs as interest expense of less than $0.1 million and $0.7 million, respectively. During the three and nine months ended September 30, 2022, the Company recorded the amortization of issuance costs as interest expense of $0.4 million and $0.9 million, respectively. As of October 1, 2023, the total estimated fair value of the Company’s debt in CS Solis was $29.1 million, which was estimated based on Level 3 inputs.

(17)	Stock-Based Compensation

In July 2023, the Company’s board of directors adopted and stockholders approved the 2023 Incentive Equity Plan (the “2023 Plan”). The 2023 Plan became effective immediately upon the closing of the Amended and Restated Business Combination Agreement. Initially, a maximum number of 8,763,322 shares of Complete Solaria Common Stock may be issued under the 2023 Plan. In addition, the number of shares of Complete Solaria Common Stock reserved for issuance under the 2023 Plan will automatically increase on January 1 of each year, starting on January 1, 2024 and ending on January 1, 2033, in an amount equal to the lesser of (1) 4% of the total number of shares of Complete Solaria’s Common Stock outstanding on December 31 of the preceding year, or (2) a lesser number of shares of Complete Solaria Common Stock determined by Complete Solaria’s Board prior to the date of the increase. The maximum number of shares of Complete Solaria Common Stock that may be issued on the exercise of ISOs under the 2023 Plan is three times the number of shares available for issuance upon the 2023 Plan becoming effective (or 26,289,966 shares).

Historically, awards were granted under the Amended and Restated Complete Solaria Omnibus Incentive Plan (“2022 Plan”), the Complete Solar 2011 Stock Plan (“2011 Plan”), the Solaria Corporation 2016 Stock Plan (“2016 Plan”) and the Solaria Corporation 2006 Stock Plan (“2006 Plan”) (together with the Complete Solaria, Inc. 2023 Incentive Equity Plan (“2023 Plan”), “the Plans”). The 2022 Plan is the successor of the Complete Solar 2021 Stock Plan, which was amended and assumed in connection with the acquisition of Solaria. The 2011 Plan is the Complete Solar 2011 Stock Plan that was assumed by Complete Solaria in the Required Transaction. The 2016 Plan and the 2006 Plan are the Solaria stock plans that were assumed by Complete Solaria in the Required Transaction.

Under the Plans, the Company has granted service and performance-based stock options and restricted stock units (“RSUs”).

A summary of stock option activity for the thirty-nine weeks ended October 1, 2023 under the Plans is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding—December 31, 2022	4,970,419	$4.86	6.99	$34,180
Options granted	2,164,946	5.18
Options exercised	(67,292)	0.83
Options canceled	(142,218)	9.46
Outstanding—October 1, 2023	6,925,855	$4.91	7.80	$2,727
Vested and expected to vest—October 1, 2023	6,925,855	$4.91	7.80	$2,727
Vested and exercisable—October 1, 2023	3,037,856	$5.16	6.40	$2,245

A summary of RSU activity for the thirty-nine weeks ended October 1, 2023 under the Plans is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	—
Granted	728,600	$5.00
Vested and released	(155,473)	$4.84
Cancelled or forfeited	(485,468)	$5.07
Unvested at October 1, 2023	87,659	$5.07

Stock-based compensation expense

The following table summarizes stock-based compensation expense and its allocation within the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Thirteen Weeks Ended	Three Months Ended	Thirty-Nine Weeks Ended	Nine Months Ended
	October 1, 2023	September 30, 2022	October 1, 2023	September 30, 2022
Cost of revenues	$20	$1	$51	$6
Sales and marketing	143	37	337	91
General and administrative	1,416	47	1,933	120
Loss from discontinued operations, net of tax	535	—	1,835	—
Total stock-based compensation expense	$2,114	$85	$4,156	$217

As of October 1, 2023, there was a total of $16.4 million and $0.2 million of unrecognized stock-based compensation costs related to service-based options and RSUs, respectively. Such compensation cost is expected to be recognized over a weighted-average period of approximately 2.13 years and 4.75 years for service-based options and RSUs, respectively.

In July 2023, the Company’s board of directors approved the modification to accelerate the vesting of 52,167 options for employees that were terminated. Additionally, at the same time, the board of directors approved an extension of the post termination exercise period for 280,412 vested options of terminated employees. In connection with the modifications, the Company recorded incremental stock-based compensation expense of $0.1 million.

(18)	Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (the “ESPP Plan”) in connection with the consummation of the Mergers in July 2023. All qualified employees may voluntarily enroll to purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock of the offering periods or the applicable purchase date. As of October 1, 2023, 2,628,996 shares were reserved for future issuance under the ESPP Plan.

(19)	Commitments and Contingencies

Operating Leases

The Company leases its facilities under non-cancelable operating lease agreements. The Company’s leases have remaining terms of 0.3 years to 3.1 years. Options to renew or extend leases beyond their initial term have been excluded from measurement of the ROU assets and lease liabilities as exercise is not reasonably certain. Operating leases are reflected on the unaudited condensed consolidated balance sheets within operating lease ROU assets and the related current and non-current operating lease liabilities. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from lease agreement. Operating lease ROU assets and liabilities are recognized at the commencement date, or the date on which the lessor makes the underlying asset available for use, based upon the present value of the lease payments over the respective lease term. Lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectation regarding the terms. Variable lease costs such as common area maintenance, property taxes and insurance are expensed as incurred. Variable lease cost was $0.1 million and $0.3 million for the thirteen and thirty-nine weeks ended October 1, 2023, respectively, and $0.1 million and $0.2 million for the three and nine months September 30, 2022, respectively. Total lease expense for the thirteen and thirty-nine weeks ended October 1, 2023 was $0.3 million and $1.0 million, respectively, and for the three and nine months ended September 30, 2022 was $0.2 million and $0.5 million, respectively.

The Company made $0.3 million and $0.8 million of cash payments related to operating leases during the thirteen and thirty-nine weeks ended October 1, 2023, respectively and made $0.1 million and $0.4 million of cash payments related to operating leases during the three and nine months ended September 30, 2022, respectively. New operating lease right-of-use assets obtained in exchange for operating lease liabilities were zero during the thirteen and thirty-nine weeks ended October 1, 2023 and zero and $0.2 million during the three and nine months ended September 30, 2022, respectively.

The weighted average remaining lease term and the discount rate for the Company’s operating leases are as follows:

October 1, 2023
Remaining average remaining lease term	2.61 years
Weighted average discount rate	15.20%

Future minimum lease payments under non-cancelable operating leases as of October 1, 2023 are as follows (in thousands):

2023 (excluding the thirty-nine weeks ended October 1, 2023)	$263
2024	743
2025	592
2026	477
2027 and thereafter	—
Total undiscounted liabilities	2,075
Less: imputed interest	(565)
Present value of operating lease liabilities	$1,510

Warranty Provision

The Company typically provides a 10-year warranty on its solar energy system installations, which provides assurance over the workmanship in performing the installation, including roof leaks caused by the Company’s performance. For solar panel sales, the Company provides a 30-year warranty that the products will be free from defects in material and workmanship. The Company will retain its warranty obligation associated with its panel sales, subsequent to the disposal of its panel business.

The Company accrues warranty costs when revenue is recognized for solar energy systems sales and panel sales, based primarily on the volume of new sales that contain warranties, historical experience with and projections of warranty claims, and estimated solar energy system and panel replacement costs. The Company records a provision for estimated warranty expenses in cost of revenues within the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss). Warranty costs primarily consist of replacement materials and equipment and labor costs for service personnel.

Activity by period relating to the Company’s warranty provision was as follows (in thousands):

	Thirty-Nine Weeks Ended October 1, 2023	Year Ended December 31, 2022
Warranty provision, beginning of period	$3,981	$2,281
Warranty liability from Business Combination	—	1,943
Accruals for new warranties issued	2,100	1,492
Settlements	(2,060)	(1,735)
Warranty provision, end of period	$4,021	$3,981
Warranty provision, current	$605	$767
Warranty provision, noncurrent	$3,416	$3,214

Indemnification Agreements

From time to time, in its normal course of business, the Company may indemnify other parties, with which it enters into contractual relationships, including customers, lessors, and parties to other transactions with the Company. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from breach of representation, covenant or third-party infringement claims. It may not be Possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Historically, there have been no such indemnification claims. In the opinion of management, any liabilities resulting from these agreements will not have a material adverse effect on the business, financial position, results of operations, or cash flows.

Legal Matters

The Company is a party to various legal proceedings and claims which arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the reasonably possible loss. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred. Although claims are inherently unpredictable, the Company is not aware of any matters that have a material adverse effect on the business, financial position, results of operations, or cash flows. The Company has recorded $3.0 million and $1.9 million as a loss contingency in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets as of October 1, 2023 and December 31, 2022, respectively, primarily associated with the pending settlement of the following legal matters.

Katerra Litigation

On July 22, 2022, Katerra, Inc. filed a complaint for breach of contract and turnover of property under Section 542(b) of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. The complaint seeks damages for the amounts due under the Settlement Agreement and for attorney’s fees. The Company filed an answer to the complaint on September 6, 2022. On May 11, 2023, the parties reached a settlement in which Solaria agreed to pay Katerra $0.8 million, paid in monthly payments beginning on May 25, 2023 and ending by October 25, 2023. As of October 1, 2023, the remaining balance of payments owed in relation to the settlement was $0.1 million.

SolarPark Litigation

In January 2023, SolarPark Korea Co., LTD (“SolarPark”) demanded approximately $80.0 million during discussions between the Company and SolarPark. In February 2023, the Company submitted its statement of claim seeking approximately $26.4 million in damages against SolarPark. The ultimate outcome of this arbitration is currently unknown and could result in a material liability to the Company. However, the Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. No liability has been recorded in the Company’s unaudited condensed consolidated financial statements as the likelihood of a loss is not probable at this time.

On March 16, 2023, SolarPark filed a complaint against Solaria and the Company in the United States District Court for the Northern District of California (“the court”). The complaint alleges a civil conspiracy involving misappropriation of trade secrets, defamation, tortious interference with contractual relations, inducement to breach of contract, and violation of California’s Unfair Competition Law. The complaint indicates that SolarPark has suffered in excess of $220.0 million in damages.

On May 11, 2023, SolarPark filed a motion for preliminary injunction to seek an order restraining the Company from using or disclosing SolarPark’s trade secrets, making or selling shingled modules other than those produced by SolarPark, and from soliciting solar module manufacturers to produce shingled modules using Solaria’s shingled patents. On May 18, 2023, the Company responded by filing a motion for partial dismissal and stay. On June 1, 2023, SolarPark filed an opposition to the Company’s motion for dismissal and stay and a reply in support of their motion for preliminary injunction. On June 8, 2023, the Company replied in support of its motion for partial dismissal and stay. On July 11, 2023, the court conducted a hearing to consider SolarPark and the Company’s respective motions. On August 3, 2023, the court issued a ruling, which granted the preliminary injunction motion with respect to any purported misappropriation of SolarPark’s trade secrets. The court’s ruling does not prohibit the Company from producing shingled modules or from utilizing its own patents for the manufacture of shingled modules. The court denied SolarPark’s motion seeking a defamation injunction. The court denied the Company’s motion to dismiss and granted the Company’s motion to stay the entire litigation pending the arbitration in Singapore. On September 1, 2023, the Company filed a Limited Notice of Appeal to appeal the August 2023 order granting SolarPark’s motion for preliminary injunction. On September 26, 2023, Solaria filed a Notice of Withdrawal of Appeal and will not appeal the Court’s Preliminary Injunction Order. No liability has been recorded in the Company’s unaudited condensed consolidated financial statements as the likelihood of a loss is not probable at this time.

Siemens Litigation

On July 22, 2021, Siemens filed a lawsuit for breach of contract and warranty against the Company and demanded $6.9 million plus legal fees. The case is currently in trial. The Company has recorded $2.0 million and zero as a loss contingency related to this litigation in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets as of October 1, 2023 and December 31, 2022, respectively.

China Bridge Litigation

On August 24 2023, China Bridge Capital Limited (“China Bridge”) alleged breach of contract and demanded $6.0 million. The complaint names FACT as the defendant. The complaint alleges China Bridge and FACT entered into a financial advisory agreement in October 2022 whereby FACT engaged China Bridge to advise and assist FACT in identifying a company for FACT to acquire. As part of the agreement, China Bridge claims that FACT agreed to pay China Bridge a $6.0 million advisory fee if FACT completed such an acquisition. China Bridge claims it introduced Complete Solaria to FACT and is therefore owed the $6.0 million advisory fee. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. No liability has been recorded in the Company’s unaudited condensed consolidated financial statements as the likelihood of a loss is not probable at this time.

Letters of Credit

The Company had $3.5 million of outstanding letters of credit related to normal business transactions as of October 1, 2023. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder. As discussed in Note 2 – Summary of Significant Accounting Policies, the cash collateral in these restricted cash accounts was $3.8 million and $3.9 million as of October 1, 2023 and December 31, 2022, respectively.

(20)	Basic and Diluted Net Loss Per Share

The Company uses the two-class method to calculate net loss per share. No dividends were declared or paid for the thirteen or thirty-nine weeks ended October 1, 2023 or for the three or nine months ended September 30, 2022. Undistributed earnings for each period are allocated to participating securities, including the redeemable convertible preferred stock, based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. As there is no contractual obligation for the redeemable convertible preferred stock to share in losses, the Company’s basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average shares of common stock outstanding during periods with undistributed losses.

The unaudited basic and diluted shares and net loss per share for the three and nine months ended September 30, 2022 have been retroactively restated to give effect to the conversion of shares of legal acquiree’s convertible instruments into shares of legal acquiree common stock as though the conversion had occurred as of the beginning of the period. The retroactive restatement is consistent with the presentation on the accompanying unaudited condensed consolidated statements of stockholders’ deficit.

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the thirteen and thirty-nine weeks ended October 1, 2023 and three and nine months ended September 30, 2022 (in thousands, except share and per share amounts):

	Thirteen Weeks Ended October 1, 2023	Three Months Ended September 30, 2022	Thirty-Nine Weeks Ended October 1, 2023	Nine Months Ended September 30, 2022
Numerator:
Net loss from continuing operations	$(50,973)	$(4,146)	$(73,448)	$(10,809)
Net loss from discontinued operations	(155,909)	—	(168,458)	—
Net loss	$(206,882)	$(4,146)	$(241,906)	$(10,809)
Denominator:
Weighted average common shares outstanding, basic and diluted	39,821,078	13,431,410	16,969,979	13,053,367
Net loss per share:
Continuing operations – basic and diluted	$(1.28)	$(0.31)	$(4.33)	$(0.83)
Discontinued operations – basic and diluted	$(3.92)	$—	$(9.92)	$—
Net loss per share – basic and diluted	$(5.20)	$(0.31)	$(14.25)	$(0.83)

Basic and diluted net loss per share attributable to common stockholders is the same for the thirteen and thirty-nine weeks ended October 1, 2023 and three and nine months ended September 30, 2022 because the inclusion of potential shares of common stock would have been anti-dilutive for the periods presented.

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	As of
	October 1, 2023	December 31, 2022
Common stock warrants	23,626,132	2,000,878
Preferred stock warrants	—	488,024
Stock options and RSUs issued and outstanding	7,013,514	2,430,949
Potential common shares excluded from diluted net loss per share	30,639,646	4,919,851

(21)	Related Party Transactions

Related Party Convertible Promissory Notes

In 2020, the Company issued convertible promissory notes (“2020-A Convertible Notes”) of approximately $3.8 million to various investors, out of which $3.3 million was issued to nine related parties. The principal amount of the outstanding balance accrued interest at 2.0% per annum. In 2021, the Company subsequently issued convertible promissory notes (“2021-A Convertible Notes”) of approximately $4.8 million to various investors, out of which $3.6 million was issued to four related parties. The principal amount of the outstanding balance accrued interest at 2.0% per annum. Refer to Note 16 – Borrowing Arrangements for further details.

In March 2022, as part of the Company’s Series D redeemable convertible preferred stock issuance, the Company converted all of the outstanding convertible note series. As part of the conversion, the Company recognized a gain on the extinguishment of related party convertible notes of $1.4 million, which was recorded in other income (expense), net on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

In October 2022 through June 2023, the Company issued convertible promissory notes (“2022 Convertible Notes”) of approximately $33.3 million to various investors, out of which $12.1 million was issued to five related parties. Additionally, the Company acquired a related party convertible note, on the same terms as the 2022 Convertible Notes as part of the acquisition of Solaria, with a fair value of $6.7 million at the time of the acquisition. The related party debt is presented as convertible notes, net, due to related parties, noncurrent in the accompanying unaudited condensed consolidated balance sheets. The principal amount of the outstanding balance on the 2022 Convertible Notes accrues at 5.0%, compounded annually. For the thirteen and thirty-nine weeks ended October 1, 2023, the Company has recognized less than $0.1 million and $0.4 million, respectively, in interest expense related to the related party 2022 Convertible Promissory Notes.

In June 2023, the Company received $3.5 million of prefunded PIPE proceeds from a related party investor in conjunction with the Company’s merger with Freedom Acquisition I Corp (refer to Note 1(a) – Description of Business and Note 4 – Reverse Recapitalization). The $3.5 million investment converted to equity for reclassification of prepaid PIPE, which is reflected in the unaudited condensed consolidated statements of redeemable convertible preferred stock and stockholders’ deficit for the thirteen and thirty-nine weeks ended October 1, 2023.

In July 2023, in connection with the Mergers, in addition to the $3.5 million of related party PIPE proceeds noted above, the Company received additional PIPE proceeds from related parties of $12.1 million, which is reflected in the unaudited condensed consolidated statements of redeemable convertible preferred stock and stockholders’ deficit for the thirteen and thirty-nine weeks ended October 1, 2023.

In July 2023, in connection with the Mergers, the Company issued 120,000 shares to a related party as a transaction bonus. As a result of the issuance, the Company recognized $0.7 million of expense within other income (expense), net in its unaudited condensed consolidated statements of operations and comprehensive income (loss) for the thirteen and thirty-nine weeks ended October 1, 2023.

In July 2023, the Company entered into a series of FPAs as described in Note 5 – Forward Purchase Agreements. In connection with the FPAs, the Company recognized other expense of $30.7 million for each of the thirteen and thirty-nine weeks ended October 1, 2023 in connection with the issuance of 5,670,000 shares of Complete Solaria Common Stock to the related party FPA Sellers. The Company also recognized other income of $0.3 million in connection with the issuance of the FPAs with related parties. As of October 1, 2023, the Company has recognized a liability associated with the FPAs of $5.6 million due to related parties in its unaudited condensed consolidated balance sheets, and the Company has recognized other expense associated with the change in fair value of the FPA liability due to related parties of $5.9 million in its unaudited condensed consolidated statements of operations and comprehensive income (loss) for both the thirteen and thirty-nine weeks ended October 1, 2023.

In September 2023, in connection with the Mergers, the Company entered into a settlement and release agreement with a related party for the settlement of a working capital loan made to the Sponsor, prior to the closing of the Mergers. As part of the settlement agreement, the Company agreed to pay the related party $0.5 million as a return of capital, which is paid in ten equal monthly installments and does not accrue interest. During each of the thirteen and thirty-nine weeks ended October 1, 2023, the Company made one payment of $0.1 million. As of October 1, 2023, $0.5 million remains outstanding.

There were no other material related party transactions during the thirteen and thirty-nine weeks ended October 1, 2023 or the three and nine months ended September 30, 2022.

(22)	Subsequent Events

In preparing the unaudited condensed consolidated financial statements as of and for the thirty-nine weeks ended October 1, 2023, the Company evaluated subsequent events for recognition and measurement purposes through November 14, 2023, which is the date the financial statements were available to be issued. The Company noted no subsequent events through November 14, 2023 that would materially impact the unaudited condensed consolidated financial statements, except for the following:

In October 2023, the Company entered into an Assignment and Acceptance Agreement (“Assignment Agreement”), whereby Structural Capital Investments III, LP assigns the SCI debt to Kline Hill Partners Fund LP, Kline Hill Partners IV SPV LLC, Kline Hill Partners Opportunity IV SPV LLC, and Rodgers Massey Revocable Living Trust for a total purchase price of $5.0 million. The Company has identified this as a related party transaction.

In October 2023, in connection with the Assignment Agreement, the Company also entered into the First Amendment to Warrant to Purchase Stock Agreements with the holders of the Series D-7 warrants. Pursuant to the terms of the agreement, the warrants to purchase 1,376,414 shares of Series D-7 preferred stock converted into warrants to purchase 656,630 shares of common stock (the “replacement warrants”). As a result of the warrant amendment, the Company reclassified the replacement warrants from equity to liability. The replacement warrants were remeasured to the fair value on the amendment effective date and the Company will record subsequent changes in fair value in other income (expense), net on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

In October 2023, the Company completed the sale of its solar panel business to Maxeon, pursuant to the terms of the Asset Purchase Agreement (the “Disposal Agreement”). Under the terms of the Disposal Agreement, Maxeon agreed to acquire certain assets and employees of Complete Solaria, for an aggregate purchase price of approximately $11.0 million consisting of 1,100,000 shares of Maxeon ordinary shares. The Company recorded an impairment charge of $1.7 million related to a decline in the fair value of the Maxeon shares between the end of the fiscal quarter on October 1, 2023 and the disposal date of October 6, 2023. No significant transaction costs were incurred subsequent to the balance sheet date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

Complete Solaria was formed in November 2022 through the merger of Complete Solar and Solaria. Founded in 2010, Complete Solar created a technology platform to offer clean energy products to homeowners by enabling a national network of sales partners and build partners. Our sales partners generate solar installation contracts with homeowners on our behalf. To facilitate this process, we provide the software tools, sales support and brand identity to its sales partners, making them competitive with national providers. This turnkey solution makes it easy for anyone to sell solar.

We fulfill our customer contracts by engaging with local construction specialists. We manage the customer experience and complete all pre-construction activities prior to delivering build-ready projects including hardware, engineering plans, and building permits to its builder partners. We manage and coordinate this process through our proprietary HelioTrackTM software system.

Effective January 1, 2023, we changed our fiscal quarters to four, thirteen-week periods within a standard calendar year. Each annual reporting period begins on January 1 and ends on December 31. Since the fiscal quarter change was made after the end of fiscal 2022, we will continue to report prior year financial information based on our prior year fiscal calendar. Our financial results for the thirteen and thirty-nine weeks ended October 1, 2023 are compared to our results for the three and nine months ended September 30, 2022. The comparison of these quarters is primarily affected by the difference of one day between the first three quarters of fiscal 2023 and the first three quarters of 2022.

There is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. They do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

Growth Strategy and Outlook

Complete Solaria’s growth strategy contains the following elements:

●	Increase revenue by expanding installation capacity and developing new geographic markets – We continue to expand our network of partners who will install systems resulting from sales generated by our sales partners. By leveraging this network of skilled builders, we aim to increase our installation capacity in our traditional markets and expand our offering into new geographies throughout the United States. This will enable greater sales growth in existing markets and create new revenue in expansion markets.

●	Increase revenue and margin by engaging national-scale sales partners – We aim to offer a turnkey solar solution to prospective sales partners with a national footprint. These include electric vehicle manufacturers, national home security providers, and real estate brokerages. We expect to create a consistent offering with a single execution process for such sales partners throughout their geographic territories. These national accounts have unique customer relationships that we believe will facilitate meaningful sales opportunities and low cost of acquisition to both increase revenue and improve margin.

The Mergers

We entered into an Amended and Restated Business Combination Agreement with FACT, First Merger Sub, Second Merger Sub, and Solaria on October 3, 2022. The Merger was consummated on July 18, 2023. Upon the terms and subject to the conditions of the Merger, (i) First Merger Sub merged with and into Complete Solaria with Complete Solaria surviving as a wholly-owned subsidiary of FACT (the “First Merger”), (ii) immediately thereafter and as part of the same overall transaction, Complete Solaria merged with and into Second Merger Sub, with Second Merger Sub surviving as a wholly-owned subsidiary of FACT (the “Second Merger”), and FACT changed its name to “Complete Solaria, Inc.” and Second Merger Sub changed its name to “CS, LLC” and (iii) immediately after the consummation of the Second Merger and as part of the same overall transaction, Solaria merged with and into a newly formed Delaware limited liability company and wholly-owned subsidiary of FACT and changed its name to “The SolarCA LLC” (“Third Merger Sub”), with Third Merger Sub surviving as a wholly-owned subsidiary of FACT (the “Additional Merger”, and together with the First Merger and the Second Merger, the “Mergers”).

The Mergers between Complete Solaria and FACT has been accounted for as a reverse recapitalization. Under this method of accounting, FACT is treated as the acquired company for financial statement reporting purposes. This determination was primarily based on the Company having a majority of the voting power of the post-combination company, the Company’s senior management comprising substantially all of the senior management of the post-combination company, and the Company’s operations comprising the ongoing operations of the post-combination company. Accordingly, for accounting purposes, the Mergers have been treated as the equivalent of a capital transaction in which Complete Solaria is issuing stock for the net assets of FACT. The net assets of FACT have been stated at historical cost, with no goodwill or other intangible assets recorded.

Disposal Transaction

On August 18, 2023, we entered into a Non-Binding Letter of Intent to sell certain of our North American solar panel assets, inclusive of certain intellectual property and customer contracts, to Maxeon Solar Technologies, Ltd. (“Maxeon”). On September 20, 2023, we entered into an asset purchase agreement (the “Disposal Agreement”) for the sale of certain assets to Maxeon. The Disposal Agreement also includes a supply agreement for Maxeon to supply its premium, high-performance, high-efficiency solar panels to Complete Solaria. The transaction closed on October 6, 2023. Under the terms of the Disposal Agreement, Maxeon agreed to acquire the identified assets and certain employees of Complete Solaria for an aggregate purchase price consisting of 1,100,000 Maxeon Common Shares (the “Disposal Transaction”).

As part of the Disposal Transaction, we determined that the criteria were met for held for sale and discontinued operations classification as of the end of our third fiscal quarter as the divestiture represents a strategic shift in our business. We recorded an impairment of $147.5 million associated with the recording of the assets as held for sale during the thirteen and thirty-nine weeks ended October 1, 2023.

Below, we have discussed our historical results of continuing operations, which excludes our product revenues and related metrics, as all results of operations associated with the solar panel business have been presented as discontinued operations, unless otherwise noted.

Key Financial Definitions/Components of Results of Operations

Revenues

We generate revenue by providing customer solar solutions through a standardized platform to our residential solar providers and companies to facilitate the sale and installation of solar energy systems. Our contracts consist of two performance obligations, which include solar installation services and post-installation services that are performed prior to inspection by the authority having jurisdiction. The significant majority of our service revenue is recognized at a point in time upon the completion of the installation and the remainder is recognized upon inspection. Service revenue is recognized net of a reserve for the performance guarantee of solar output.

We enter into three types of customer contracts for solar energy installations. The majority of our service revenue is recognized through contracts where the homeowner enters into a power purchase agreement with our distribution partner. We perform the solar energy installation services on behalf of our distribution partner, who owns the solar energy system upon installation. Additionally, we enter into a Solar Purchase and Installation Agreement directly with homeowners, whereby the homeowner either pays cash or obtains financing through a third-party loan partner. In cash contracts with homeowners, we recognize service revenue based on the price we charge to the homeowner. We record service revenue in the amount received from the financing partner, net of any financing fees charged to the homeowner, which we consider to be a customer incentive.

As part of our service revenue, we also enter into contracts to provide our software enhanced service offerings, including design and proposal services, to customers that include solar installers and solar sales organizations. We perform these leveraging our HelioQuoteTM platform and other software tools to create computer aided drawings, structural letters, and electrical reviews for installers and proposals for installers. We charge a fixed fee per service offering, which we recognize in the period the service is performed.

Operating Expenses

Cost of Revenues

Cost of revenues consists primarily of the cost of solar energy systems, installation and other subcontracting costs. Cost of revenues also includes associated warranty costs, shipping and handling, allocated overhead costs, depreciation, and amortization of internally developed software.

Sales Commissions

Sales commissions are direct and incremental costs of obtaining customer contracts. These costs are paid to third-party vendors who source residential customer contracts for the sale of solar energy systems.

Sales and Marketing

Sales and marketing expenses primarily consist of personnel related costs, including salaries and employee benefits, stock-based compensation, and other promotional and advertising expenses. We expense certain sales and marketing, including promotional expenses, as incurred.

General and Administrative

General and administrative expenses consist primarily of personnel and related expenses for our employees, in our finance, research, engineering, and administrative teams including salaries, bonuses, payroll taxes, and stock-based compensation. It also consists of legal, consulting, and professional fees, rent expenses pertaining to our offices, business insurance costs and other costs. We expect an increase in audit, tax, accounting, legal and other costs related to compliance with applicable securities and other regulations, as well as additional insurance, investor relations, and other costs associated with being a public company.

Interest Expense

Interest expense primarily relates to interest expense on the issuance of debt and convertible notes and the amortization of debt issuance costs.

Other Income (Expense), Net

Other income (expense), net consists of changes in the fair value of our convertible notes, the impact of debt extinguishment, and changes in the fair value of stock warrant liabilities and forward purchase agreements.

Income Tax Expense

Income tax expense primarily consists of income taxes in certain foreign and state jurisdictions in which we conduct business.

Supply Chain Constraints and Risk

We rely on a small number of suppliers of solar energy systems and other equipment. If any of our suppliers was unable or unwilling to provide us with contracted quantities in a timely manner at prices, quality levels and volumes acceptable to us, we would have very limited alternatives for supply, and we may not be able find suitable replacements for our customers, or at all. Such an event could materially adversely affect our business, prospects, financial condition and results of operations.

In addition, the global supply chain and our industry have experienced significant disruptions in recent periods. We have seen supply chain challenges and logistics constraints increase, including shortages of panels, inverters, batteries and associated component parts for inverters and solar energy systems available for purchase, which materially impacted our results of operations. In an effort to mitigate unpredictable lead times, we experienced a substantial build up in inventory on hand commencing in early 2022 in response to global supply chain constraints. In certain cases, this has caused delays in critical equipment and inventory, longer lead times, and has resulted in cost volatility. These shortages and delays can be attributed in part to the COVID-19 pandemic and resulting government action, as well as broader macroeconomic conditions, and have been exacerbated by the ongoing conflicts in Ukraine and Israel. While we believe that a majority our suppliers have secured sufficient supply to permit them to continue delivery and installations through the end of 2023, if these shortages and delays persist into 2024, they could adversely affect the timing of when battery energy storage systems can be delivered and installed, and when (or if) we can begin to generate revenue from those systems. If any of our suppliers of solar modules experienced disruptions in the supply of the modules’ component parts, for example semiconductor solar wafers or investors, this may decrease production capabilities and restrict our inventory and sales. In addition, we have experienced and are experiencing varying levels of volatility in costs of equipment and labor resulting in part from disruptions caused by general global economic conditions. While inflationary pressures have resulted in higher costs of products, in part due to an increase in the cost of the materials and wage rates, these additional costs have been offset by the related rise in electricity rates.

We cannot predict the full effects the supply chain constraints will have on our business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties. Given the dynamic nature of these circumstances on our ongoing business, results of operations and overall financial performance, the full impact of macroeconomic factors, including the conflicts in Ukraine and Israel, cannot be reasonably estimated at this time. In the event we are unable to mitigate the impact of delays or price volatility in solar energy systems, raw materials, and freight, it could materially adversely affect our business, prospects, financial condition and results of operations. For additional information on risk factors that could impact our results, please refer to “Risk Factors” located elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances, changes in the accounting estimates are reasonably likely to occur from period-to-period. Actual results could differ significantly from our estimates. Our future financial statements will be affected to the extent that our actual results materially differ from these estimates. For further information on all of our significant accounting policies, see Note 2 – Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We believe that policies associated with our revenue recognition, product warranties, inventory excess and obsolescence and stock-based compensation have the greatest impact on our unaudited condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Revenue Recognition

We recognize revenue when control of goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

Revenue – Solar Energy System Installations

The majority of our revenue is generated from the installation of solar energy systems. We identify two performance obligations, which include installation services and post-installation services, and we recognize revenue when control transfers to the customer, upon the completion of the installation and upon the solar energy system passes inspection by the authority having jurisdiction, respectively. We apply judgment in allocating the transaction price between the installation and post-installation performance obligations, based on the estimated costs to perform our services. Changes in such estimates could have a material impact on the timing of our revenue recognition.

Our contracts with customers generally contain a performance guarantee of system output, and we will issue payments to customers if output falls below contractually stated thresholds over the performance guarantee period, which is typically 10 years. We apply judgment in estimating the reduction in revenue associated with the performance guarantee, which is historically not material. However, due to the long-term nature of the guarantee, changes in future estimates could have a material impact on the estimate of our revenue reserve.

Revenue – Software Enhanced Services

We recognize revenue from software enhanced services, which include proposals generated from our HelioQuoteTM platform and design services performed using internally developed and external software applications. We contract with solar installers to generate proposals and we contract with solar sales entities to perform design services for their potential customers. Under each type of customer contract, we generate a fixed number of proposals or designs for the customer in the month the services are contracted. Contracts with customers are enforceable on a month-to-month basis and we recognize revenue each month based on the volume of services performed.

Product Warranties

We typically provide a 10-year warranty on our solar energy system installations, which provides assurance over the workmanship in performing the installation, including roof leaks caused by our performance. For solar panel sales recognized prior to the Disposal Transaction, we provide a 30-year warranty that the products will be free from defects in material and workmanship. We record a liability for estimated future warranty claims based on historical trends and new installations. To the extent that warranty claim behavior differs from historical trends, we may experience a material change in our warranty liability.

Inventory Excess and Obsolescence

Our inventory consists of completed solar energy systems and related components, which we classify as finished costs. We record a reserve for inventory which is considered obsolete or in excess of anticipated demand based on a consideration of marketability and product life cycle stage, component cost trends, demand forecasts, historical revenues, and assumptions about future demand and market conditions. We apply judgment in estimating the excess and obsolete inventory, and changes in demand for our inventory components could have a material impact on our inventory reserve balance.

Stock-Based Compensation

We recognize stock-based compensation expense over the requisite service period on a straight-line basis for all stock-based payments that are expected to vest to employees, non-employees and directors, including grants of employee stock options and other stock-based awards. Equity-classified awards issued to employees and non-employees, such as consultants and non-employee directors, are measured at the grant-date fair value of the award. Forfeitures are recognized as they occur. For accounting purposes, we estimate the grant-date fair value of stock options using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock prior to the Mergers, the expected term of the option, the expected volatility of the price of our common stock and expected dividend yield. We determine these inputs as follows:

●	Expected Term—Expected term represents the period that our stock-based awards are expected to be outstanding and is determined using the simplified method.

●	Expected Volatility—Expected volatility is estimated by studying the volatility of comparable public companies for similar terms.

●	Expected Dividend—The Black-Scholes valuation model calls for a single expected dividend yield as an input. We have never paid dividends and have no plans to pay dividends.

●	Risk-Free Interest Rate – We derive the risk-free interest rate assumption from the U.S. Treasury’s rates for the U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued.

●	Forfeitures – We recognize forfeitures as they occur.

If any assumptions used in the Black-Scholes option pricing model change significantly, stock-based compensation for future awards may differ materially compared to the awards granted previously. For the thirteen and thirty-nine week periods ended October 1, 2023, stock-based compensation expense was $2.1 million and $4.2 million, respectively, of which $0.5 million and $1.8 million, respectively, related to discontinued operations. As of October 1, 2023, we had approximately $16.6 million of total unrecognized stock-based compensation expense related to stock options.

Recent Accounting Pronouncements

A discussion of recently issued accounting standards applicable to Complete Solaria is described in Note 2 – Summary of Significant Accounting Policies, in the accompanying notes to the unaudited condensed consolidated financial statements.

Results of Operations

Thirteen weeks ended October 1, 2023 compared to three months ended September 30, 2022

The following table sets forth our unaudited statements of operations data for the thirteen weeks ended October 1, 2023 and the three months ended September 30, 2022, respectively. We have derived this data from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The results of historical periods are not necessarily indicative of the results of operations for any future period.

(in thousands)	Thirteen Weeks Ended October 1, 2023	Three Months Ended September 30, 2022	$ Change	% Change
Revenues	$24,590	$12,260	$12,330	101%
Cost of revenues(1)	18,354	8,266	10,088	122%
Gross profit	6,236	3,994	2,242	56%
Gross margin %	25%	33%
Operating expenses:
Sales commissions	8,755	3,572	5,183	145%
Sales and marketing(1)	2,214	1,604	610	38%
General and administrative(1)	6,345	2,027	4,318	213%
Total operating expenses	17,314	7,203	10,111	140%
Loss from continuing operations	(11,078)	(3,209)	(7,869)	245%
Interest expense(2)	(1,902)	(941)	(961)	102%
Interest income	9	—	9	—
Other income (expense), net(3)	(38,003)	4	(38,007)	*
Loss from continuing operations before taxes	(50,974)	(4,146)	(46,828)	*
Income tax benefit (provision)	1	—	1	—
Net loss from continuing operations	$(50,973)	$(4,146)	$(46,827)	*

*	Percentage change not meaningful

(1)	Includes stock-based compensation expense as follows (in thousands):

	Thirteen Weeks Ended October 1, 2023	Three Months Ended September 30, 2022
Cost of revenues	$20	$1
Sales and marketing	143	37
General and administrative	1,416	47
Total stock-based compensation expense	$1,579	$85

(2)	Includes interest expense to related party of $0.1 million and zero during the thirteen weeks ended October 1, 2023 and the three months ended September 30, 2022, respectively.

(3)	Includes other income (expense), net from related parties of $36.9 million and zero during the thirteen weeks ended October 1, 2023 and the three months ended September 30, 2022, respectively.

Revenues

We disaggregate our revenues based on the following types of services (in thousands):

	Thirteen Weeks Ended	Three Months Ended
	October 1, 2023	September 30, 2022	$ Change	% Change
Solar energy system installations	$23,915	$11,120	$12,795	115%
Software enhanced services	675	1,140	(465)	(41)%
Total revenue	$24,590	$12,260	$12,330	101%

Revenues from solar energy system installations for the thirteen weeks ended October 1, 2023 was $23.9 million compared to $11.1 million for the three months ended September 30, 2022. The increase in solar energy system installation revenues of $12.8 million was primarily due to an increase in the volume of solar energy system installations, as well as an increase in average selling price of solar energy system installations.

Revenues from software enhanced services for the thirteen weeks ended October 1, 2023 was $0.7 million compared to $1.1 million for the three months ended September 30, 2022. The decrease of $0.5 million was the result of a shift in focus towards solar energy installations.

Cost of Revenues

Cost of revenues for the thirteen weeks ended October 1, 2023 was $18.4 million compared to $8.3 million for the three months ended September 30, 2022. The increase in cost of revenues of $10.1 million, or 122%, was primarily due to the increase in revenue of 101%, coupled with rising costs associated with supply chain constraints, and a small increase in excess and obsolete inventory reserves.

Gross Margin

Gross margin decreased 8% year over year, from 33% for the three months ended September 30, 2022 to 25% for the thirteen weeks ended October 1, 2023. The decrease in gross margin was primarily attributed to the increasing cost of revenues as described above.

Sales Commissions

Sales commissions for the thirteen weeks ended October 1, 2023 was $8.8 million compared to $3.6 million for the three months ended September 30, 2022. The increase of $5.2 million, or 145%, was primarily due to the increase in revenue of 101%.

Sales and Marketing

Sales and marketing expense for the thirteen weeks ended October 1, 2023 increased by $0.6 million, or 38%, compared to the three months ended September 30, 2022. The increase is attributable to an increase of $0.3 million in related to office and operating related expenses, an increase of $0.1 million in travel related expenses, an increase of $0.1 million in stock-based compensation expenses due to options issued during the thirteen weeks ended October 1, 2023, and an increase of $0.1 million in outside services, offset by decrease in payroll of $0.1 million.

General and Administrative

General and administrative costs for the thirteen weeks ended October 1, 2023 increased by $4.3 million, or 213%, compared to the three months ended September 30, 2022. The increase was primarily attributed to increase in payroll of $1.7 million, increase of $1.0 million in stock-based compensation expenses due to options and RSUs issued in the thirteen weeks ended October 1, 2023, increase in travel costs of $0.5 million, increase in office occupancy related costs of $0.5 million, and increases in contractors and outside services costs of $0.4 million related to the Mergers.

Interest Expense

Interest expense for the thirteen weeks ended October 1, 2023 increased by $1.0 million, or 102%, compared to the three months ended September 30, 2022. The increase was primarily attributed $0.5 million of interest related to debt acquired as part of the acquisition of Solaria in November 2022, which was retained upon the divestiture from the business, as well as an increase of $0.3 million in interest expense related to the convertible notes and long-term debt in CS Solis for the thirteen weeks ended October 1, 2023.

Other Income (Expense), Net

Other income (expense), net for the thirteen weeks ended October 1, 2023 increased by $38.0 million compared to the three months ended September 30, 2022. The increase was primarily attributed to an increase of $35.5 million in other expense related to the issuance of common stock in connection with the FPAs, the loss on extinguishment of debt in CS Solis of $10.3 million, an increase of $6.7 million in other expense associated with the change in fair value of the FPAs, and an increase of $2.4 million driven by Company’s issuance of bonus shares in connection with the Mergers, offset by decreases in the fair value of the Company’s warrant liabilities of $16.9 million.

Net Loss from Continuing Operations

As a result of the factors discussed above, our net loss from continuing operations for the thirteen weeks ended October 1, 2023 was $51.0 million, an increase of $46.8 million, as compared to a net loss from continuing operations of $4.1 million for the three months ended September 30, 2022.

Thirty-nine weeks ended October 1, 2023 compared to nine months ended September 30, 2022

The following table sets forth our unaudited statements of operations data for the thirty-nine weeks ended October 1, 2023 and the nine months ended September 30, 2022, respectively. We have derived this data from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The results of historical periods are not necessarily indicative of the results of operations for any future period.

(in thousands)	Thirty-Nine Weeks Ended October 1, 2023	Nine Months Ended September 30, 2022	$ Change	% Change
Revenues	$66,887	$48,974	$17,913	37%
Cost of revenues(1)	51,788	33,792	17,996	53%
Gross profit	15,099	15,182	(83)	(1)%
Gross margin %	23%	31%
Operating expenses:
Sales commissions	23,221	15,694	7,527	48%
Sales and marketing(1)	5,216	4,607	609	13%
General and administrative(1)	22,965	6,194	16,771	271%
Total operating expenses	51,402	26,495	24,907	94%
Loss from continuing operations	(36,303)	(11,313)	(24,990)	221%
Interest expense(2)	(8,870)	(2,672)	(6,198)	232%
Interest income	26	—	26	—
Other income (expense), net(3)	(28,302)	3,180	(31,482)	*
Loss from continuing operations before taxes	(73,449)	(10,805)	(62,644)	580%
Income tax benefit (provision)	1	(4)	5	(125)%
Net loss from continuing operations	$(74,448)	$(10,809)	$(62,639)	*

*	Percentage change not meaningful

(1)	Includes stock-based compensation expense as follows (in thousands):

	Thirty-Nine Weeks Ended October 1, 2023	Nine Months Ended September 30, 2022
Cost of revenues	$51	$6
Sales and marketing	337	91
General and administrative	1,933	120
Total stock-based compensation expense	$2,321	$217

(2)	Includes interest expense to related party of $0.4 million and $0.1 million during the thirty-nine weeks ended October 1, 2023 and the nine months ended September 30, 2022, respectively.

(3)	Includes other income (expense), net from related parties of $36.9 million and $1.4 million during the thirty-nine weeks ended October 1, 2023 and the nine months ended September 30, 2022, respectively.

Revenues

We disaggregate our revenues based on the following types of services (in thousands):

	Thirty-Nine Weeks Ended	Nine Months Ended
	October 1, 2023	September 30, 2022	$ Change	% Change
Solar energy system installations	$64,511	$46,214	$18,297	40%
Software enhanced services	2,376	2,760	(384)	(14)%
Total revenue	$66,887	$48,974	$17,913	37%

Revenues from solar energy system installations for the thirty-nine weeks ended October 1, 2023 was $64.5 million compared to $46.2 million for the nine months ended September 30, 2022. The increase in solar energy system installation revenues of $18.3 million, or 40%, was primarily due to an increase in the volume of solar energy systems installations, a portion of which related to the fulfillment of delayed installations experienced in the first quarter of 2023 due to unusual inclement California weather, as well as an increase in average selling price of solar energy system installations.

Revenues from software enhanced services for the thirty-nine weeks ended October 1, 2023 was $2.4 million compared to $2.8 million for the nine months ended September 30, 2022. The decrease of $0.4 million was the result of a shift in focus towards solar energy installations.

Cost of Revenues

Cost of revenues for the thirty-nine weeks ended October 1, 2023 was $51.8 million compared to $33.8 million for the nine months ended September 30, 2022. The increase in cost of revenues of $18.0 million, or 53%, was primarily due to the increase in revenues of 37%, coupled with rising costs associated with supply chain constraints.

Gross Margin

Gross margin decreased 8% year over year, from 31% for the nine months ended September 30, 2022 to 23% for the thirty-nine weeks ended October 1, 2023. The decrease in gross margin is primarily attributed to the increasing cost of revenues as described above.

Sales Commissions

Sales commissions for the thirty-nine weeks ended October 1, 2023, increased by $7.5 million, or 48%, compared to the nine months ended September 30, 2022. The increase in sales commissions was primarily due to the increase in solar system installation revenue of 40%.

Sales and Marketing

Sales and marketing expense for the thirty-nine weeks ended October 1, 2023 increased by $0.6 million, or 13%, compared to the nine months ended September 30, 2022. The increase is primarily attributable to an increase of $0.4 million in office and operating related expense, increase of $0.2 million in stock-based compensation expenses due to options issued in the thirty-nineteen weeks ended October 1, 2023 an increase of $0.2 million in outside services, and an increase of $0.1 million in travel related expenses, offset by decrease in payroll of $0.4 million.

General and Administrative

General and administrative costs for the thirty-nine weeks ended October 1, 2023 increased by $16.8 million, or 271%, compared to the nine months ended September 30, 2022. The increase was primarily attributed to increases in contractors and outside services costs of $6.6 million related to the Mergers, increase in payroll of $3.9 million, an increase in bad debt expense of $3.4 million, increase of $1.8 million in stock-based compensation expenses due to options and RSUs issued, and increase in office occupancy related costs of $1.1 million for the thirty-nine weeks ended October 1, 2023.

Interest Expense

Interest expense for the thirty-nine weeks ended October 1, 2023 increased by $6.2 million, or 232%, compared to the nine months ended September 30, 2022. The increase was primarily attributed $4.6 million of interest related to debt acquired as part of the acquisition of Solaria in November 2022, which was retained upon the divestiture from the business, as well as an increase of $1.4 million in interest expense related to the convertible notes and long-term debt in CS Solis for the thirty-nine weeks ended October 1, 2023.

Other Income (Expense), Net

Other income (expense), net for the thirty-nine weeks ended October 1, 2023 increased by $31.5 million compared to the nine months ended September 30, 2022. The increase was primarily attributed to an increase of $35.5 million in other expense related to the issuance of common stock in connection with the FPAs, the loss on extinguishment of debt in CS Solis of $10.3 million, an increase of $6.7 million in other expense associated with the change in fair value of FPAs, an increase of $2.4 million driven by Company’s issuance of bonus shares in connection with the Mergers, and $3.2 million related to the conversion of convertible debts and SAFE agreements in March 2022, offset by decreases in the change in fair value of the Company’s warrant liabilities of $26.5 million.

Net Loss from Continuing Operations

As a result of the factors discussed above, our net loss from continuing operations for the thirty-nine weeks ended October 1, 2023 was $73.4 million, an increase of $62.6 million, as compared to a net loss from continuing operations of $10.8 million for the nine months ended September 30, 2022.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through sales of equity securities, issuance of convertible notes and cash generated from operations. Our principal uses of cash in recent periods have been funding our operations and investing in capital expenditures. As of October 1, 2023, our principal sources of liquidity were cash and cash equivalents of $1.7 million, which were held for working capital purposes. Our cash equivalents are on deposit with major financial institutions. Our cash position raises substantial doubt regarding our ability to continue as a going concern for 12 months following the issuance of the unaudited condensed consolidated financial statements.

We will receive the proceeds from any cash exercise of any Warrants. The aggregate amount of proceeds could be up to $254.1 million if all the Warrants are exercised for cash. However, to the extent the Warrants are exercised on a “cashless basis,” the amount of cash we would receive from the exercise of the Warrants will decrease. The Private Warrants and Working Capital Warrants may be exercised for cash or on a “cashless basis.” The Public Warrants and the Mergers Warrants may only be exercised for cash provided there is then an effective registration statement registering the shares of common stock issuable upon the exercise of such warrants. If there is not a then-effective registration statement, then such warrants may be exercised on a “cashless basis,” pursuant to an available exemption from registration under the Securities Act. We expect to use any such proceeds for general corporate and working capital purposes, which would increase our liquidity. As of November 10, 2023, the price of our common stock was $0.98 per share. We believe the likelihood that warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the market price of our common stock. If the market price for our common stock remains less than the exercise price, we believe warrant holders will be unlikely to exercise.

As noted above, we entered into an asset purchase agreement with Maxeon for the sale of certain assets to Maxeon. The agreement also includes a supply agreement for Maxeon to supply its premium, high-performance, high-efficiency solar panels to Complete Solaria. The transaction closed October 6, 2023.

While we received cash of $19.8 million from the completion of the Mergers in July 2023, and despite results of the closing of the Disposal Transaction and our recent cost cutting measures, additional capital infusion will likely be necessary in order to fund planned operations while meeting obligations as they come due. It is currently unlikely that warrant holders will exercise their warrants based on the current price of our common stock, and additional financing is required from outside sources. We may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, we may be required to reduce planned spending, which could have a material adverse effect on our operations.

Debt Financings

2018 Bridge Notes

In December 2018, Solaria Corporation issued senior subordinated convertible secured notes (“2018 Notes”) totaling approximately $3.4 million in exchange for cash. The notes bear interest at the rate of 8% per annum and the investors are entitled to receive twice of the face value of the notes at maturity. The 2018 Notes were assumed in the acquisition by Complete Solaria and are secured by substantially all of the assets of Complete Solaria. In 2021, the 2018 Notes were amended extending the maturity date to December 13, 2022. In connection with the 2021 amendment, Solaria had issued warrants to purchase shares of Series E-1 redeemable convertible preferred stock of Solaria. The warrants were exercisable immediately in whole or in part at and expire on December 13, 2031. As part of the Business Combination with Complete Solar, all the outstanding warrants issued to the lenders were assumed by the parent company, Complete Solaria.

In December 2022, we entered into an amendment to the 2018 Notes extending the maturity date from December 13, 2022 to December 13, 2023. In connection with the amendment, the notes will continue to bear interest at 8% per annum and are entitled to an increased repayment premium from 110% to 120% of the principal and accrued interest at the time of repayment.

The Company concluded that the modification was a troubled debt restructuring as the Company was experiencing financial difficulty and the amended terms resulted in a concession to the Company. As the future undiscounted cash payments under the modified terms exceeded the carrying amount of the Solaria Bridge Notes on the date of modification, the modification was accounted for prospectively. The incremental repayment premium is being amortized to interest expense using the effective interest rate method. As of October 1, 2023 and December 31, 2022, the carrying value of the 2018 Notes was $10.7 million and $9.8 million, respectively. Interest expense recognized for the thirteen and thirty-nine weeks ended October 1, 2023 was $0.3 million and $1.0 million, respectively.

SCI Term Loan and Revolver Loan

In October 2020, Solaria entered into a loan agreement (“Loan Agreement”) with Structural Capital Investments III, LP (“SCI”). The Loan Agreement with SCI comprises of two facilities, a term loan (the “Term Loan”) and a revolving loan (the “Revolving Loan”) for $5.0 million each with a maturity date of October 31, 2023. Both the Term Loan and the Revolving Loan were fully drawn upon closing. The Term Loan was repaid prior to the acquisition of Solaria by Complete Solar and was not included in the business combination.

The Revolving Loan has a term of thirty-six months, principal repayments at the end of the term and an annual interest rate of 7.75% or Prime rate plus 4.5%, whichever is higher. Interest expense recognized for the thirteen and thirty-nine weeks ended October 1, 2023 was $0.2 million and $0.5 million, respectively. In October 2023, the Company entered into an Assignment and Acceptance Agreement whereby Structural Capital Investments III, LP assigns the SCI debt to Kline Hill Partners Fund LP, Kline Hill Partners IV SPV LLC, Kline Hill Partners Opportunity IV SPV LLC, and Rodgers Massey Revocable Living Trust for a total purchase price of $5.0 million, as discussed in Note 22 – Subsequent Events of the accompanying notes to the unaudited condensed consolidated financial statements.

Secured Credit Facility

In December 2022, we entered into a secured credit facility agreement with Kline Hill Partners IV SPV LLC and Kline Hill Partners Opportunity IV SPV LLC. The secured credit facility agreement, which matures in April 2023, allows us to borrow up to 70% of the net amount of our eligible vendor purchase orders with a maximum amount of $10.0 million at any point in time. The purchase orders are backed by relevant customer sales orders which serve as collateral. The amounts drawn under the secured credit facility may be reborrowed provided that the aggregate borrowing does not exceed $20.0 million. The repayment under the secured credit facility is the borrowed amount multiplied by 1.15x if repaid within 75 days and borrowed amount multiplied by 1.175x if repaid after 75 days. We may prepay any borrowed amount without premium or penalty. Under the original terms, the secured credit facility agreement was due to mature in April 2023. We are in the process of amending the secured credit facility agreement to extend its maturity date.

At October 1, 2023, the outstanding net debt amounted to $11.7 million, including accrued financing cost of $4.1 million, compared to December 31, 2022, where the outstanding net debt amounted to $5.6 million, including accrued financing cost of $0.1 million.

Debt in CS Solis

In February 2022, we received an investment from CRSEF Solis Holdings, LLC (“CRSEF”). The investment was made pursuant to a subscription agreement, under which CRSEF contributed $25.6 million in exchange for 100 Class B Membership Units of CS Solis. The Class B Membership Units are mandatorily redeemable by us on the three-year anniversary of the effective date of the CS Solis amended and restated LLC agreement. The Class B Membership Units accrue interest that is payable upon redemption at a rate of 10.5% which is accrued as an unpaid dividend, compounded annually, and subject to increases in the event we declare any dividends. In July 2023, we amended the debt of with CSREF as part of the closing of the Mergers. The modification did not change the interest rate. The modification accelerates the redemption date of the investment, which was previously February 14, 2025, and is March 31, 2024 subsequent to the modification. As of October 1, 2023 and December 31, 2022, we have recorded a liability of $29.2 million and zero, respectively, included in short-term debt in CS Solis on the unaudited condensed consolidated balance sheets. As of October 1, 2023 and December 31, 2022, we have recorded a liability of zero and $25.2 million, respectively, included in long-term debt in CS Solis on the unaudited condensed consolidated balance sheets. For the thirteen and thirty-nine weeks ended October 1, 2023, we have recorded accretion of the liability as interest expense of $1.2 million and $2.7 million, respectively, and we have recorded amortization of issuance costs as interest expense of less than $0.1 million and $0.7 million, respectively. For the three and nine months ended September 30, 2022, we have recorded accretion of the liability of $0.7 million and $1.7 million, respectively, and we have recorded the amortization of issuance costs as interest expense of $0.4 million and $0.9 million, respectively.

Cash Flows for the Thirty-Nine Weeks Ended October 1, 2023 and the Nine Months Ended September 30, 2022

The following table summarizes Complete Solaria’s cash flows from operating, investing, and financing activities for the thirty-nine weeks ended October 1, 2023 and the nine months ended September 30, 2022 (in thousands):

	Thirty-Nine Weeks Ended October 1, 2023	Nine Months Ended September 30, 2022
Net cash used in operating activities from continuing operations	$(47,152)	$(17,197)
Net cash used in investing activities from continuing operations	$(1,534)	$(1,048)
Net cash provided by financing activities from continuing operations	$45,575	$13,704
Net increase in cash, cash equivalents and restricted cash from discontinued operations	$190	$—
Net decrease in cash, cash equivalents and restricted cash	$(2,897)	$(4,541)

Cash Flows from Operating Activities

Net cash used in operating activities from continuing operations of $47.2 million for the thirty-nine weeks ended October 1, 2023 was primarily due to the net loss from continuing operations, net of tax of $73.4 million and net cash outflows of $18.8 million from changes in our operating assets and liabilities, adjusted for non-cash charges of $45.1 million. Non-cash charges primarily consisted of $35.5 million for the issuance of common stock in connection with FPAs, $10.3 million loss on CS Solis debt extinguishment, $6.7 million change in fair value of FPAs, $4.3 million change in allowance for credit losses, $4.0 million interest expense, $2.5 million accretion of long-term debt in CS Solis, $2.4 million related to the issuance of bonus common stock shares in connection with the Mergers, $2.3 million of stock-based compensation expense, and $2.1 million relating to the change in reserve for excess and obsolete inventory, partially offset by a decrease in the fair value of warrant liabilities of $26.3 million. The main drivers of net cash outflows derived from the changes in operating assets and liabilities were related to an increase in accounts receivable, net of $11.8 million, an increase in prepaid expenses and other current assets of $8.3 million, an increase in inventory of $3.9 million, and a decrease in deferred revenue of $0.8 million, partially offset by an increase in accounts payable of $4.4 million, an increase in accrued expenses and other current liabilities of $1.6 million and a decrease in other noncurrent assets of $1.1 million.

Net cash used in operating activities from continuing operations of $17.2 million for the nine months ended September 30, 2022 was primarily due to the net loss from continuing operations, net of tax of $10.8 million and net cash outflows of $10.6 million from changes in operating assets and liabilities, adjusted for non-cash charges of $4.2 million. The main drivers of net cash outflows derived from the changes in operating assets and liabilities were related to an increase in inventory of $5.0 million, an increase in accounts receivable, net of $3.0 million, a decrease in accrued expenses and other current liabilities of $2.1 million and a decrease in warranty provision, noncurrent of $0.6 million. Non-cash charges primarily consisted of a change in reserve for obsolete inventory of $3.1 million, accretion of long-term debt in CS Solis of $2.6 million, $0.7 million change in allowance for credit losses, and $0.5 million in depreciation and amortization expense, partially offset by a gain on extinguishment of convertible notes and SAFEs of $3.2 million.

The net increase in cash, cash equivalents and restricted cash from discontinued operations of $0.2 million for the thirty-nine weeks ended October 1, 2023 was entirely attributable to net cash provided by operating activities from discontinued operations. This increase was primarily due to the net loss from discontinued operations, net of tax of $168.5 million, adjusted for non-cash charges of $152.9 million and net cash inflows of $15.8 million from changes in our operating assets and liabilities. Non-cash charges primarily consisted of impairment of goodwill of $119.4 million, impairment of intangible assets of $28.1 million, depreciation and amortization expense of $2.4 million, stock-based compensation expense of $1.8 million and a $1.1 million change in allowance for credit losses. The main drivers of net cash inflows derived from the changes in operating assets and liabilities were related to a decrease in accounts receivable, net of $8.2 million an increase in accrued expenses and other current liabilities of $6.0 million, a decrease of long-term deposits of $2.8 million and a decrease in inventories of $2.3 million, partially offset by a decrease of $2.9 million in accounts payable.

Cash Flows from Investing Activities

Net cash used in investing activities of $1.5 million for the thirty-nine weeks ended October 1, 2023 was primarily due to additions to internal-use-software.

Net cash used in investing activities of $1.0 million for the nine months ended September 30, 2022 was due to additions to internal-use-software.

Cash Flows from Financing Activities

Net cash provided by financing activities of $45.6 million for the thirty-nine weeks ended October 1, 2023 was primarily due to $21.3 million in net proceeds from the issuance of convertible notes, $19.8 million in proceeds from the Mergers and PIPE Financing and $14.1 million in net proceeds from the issuance of notes payable, partially offset by repayment of notes payable of $9.7 million.

Net cash provided by financing activities of $13.7 million for the nine months ended September 30, 2022 was primarily due to net proceeds from the issuance of long-term debt in CS Solis of $25.0 million, partially offset by repayment of notes payable of $9.5 million, payments for issuance of Series D redeemable convertible preferred stock of $1.3 million and the repayment of convertible notes payable to related parties of $0.5 million.

Off Balance Sheet Arrangements

As of the date of this Quarterly Report on Form 10-Q, Complete Solaria does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with Complete Solaria is a party, under which it has any obligation arising under a guaranteed contract, derivative instrument, or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity, or market risk support for such assets.

Currently, Complete Solaria does not engage in off-balance sheet financing arrangements.

Emerging Growth Company Status

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable.

Complete Solaria is an “emerging growth company” as defined in Section 2(a) of the Securities Act, and has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. Following the closing of the Mergers, our Post-Combination Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which we has total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1.0 billion in non-convertible debt in the prior three-year period, or (iv) December 31, 2025. Complete Solaria expects to continue to take advantage of the benefits of the extended transition period, although it may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

Recent Developments

In October 2023, the Company entered into an Assignment and Acceptance Agreement (“Assignment Agreement”), whereby Structural Capital Investments III, LP assigns the SCI debt to Kline Hill Partners Fund LP, Kline Hill Partners IV SPV LLC, Kline Hill Partners Opportunity IV SPV LLC, and Rodgers Massey Revocable Living Trust for a total purchase price of $5.0 million. The Company has identified this as a related party transaction.

In October 2023, in connection with the Assignment Agreement, the Company also entered into the First Amendment to Warrant to Stock Purchase Agreements with the holders of the Series D-7 warrants. Pursuant to the terms of the agreement, the warrants to purchase 1,376,414 shares of Series D-7 preferred stock converted into warrants to purchase 656,630 shares of common stock (the “replacement warrants”). As a result of the warrant amendment, the Company reclassified the replacement warrants from equity to liability. The replacement warrants were remeasured to the fair value on the amendment effective date and the Company will record subsequent changes in fair value in other income (expense), net on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

As noted above, in October 2023, we completed the sale of our solar panel business to Maxeon, pursuant to the terms of the Disposal Agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks in the ordinary course of our business. The Company monitors and manages these financial exposures as an integral part of its overall risk management program.

Interest Rate Risk

We do not have significant exposure to interest rate risk that could affect the balance sheet, statement of operations, and the statement of cash flows, as we do not have any outstanding variable rate debt as of October 1, 2023.

Concentrations of Credit Risk and Major Customers

Our customer base consists primarily of residential homeowners. We do not require collateral on our accounts receivable. Further, our accounts receivable are with individual homeowners and we are exposed to normal industry credit risks. We continually evaluate our reserves for potential credit losses and establish reserves for such losses.

As of October 1, 2023 and September 30, 2022, one customer accounted for 10% or more of the total accounts receivable, net balance.

For the thirteen and thirty-nine weeks ended October 1, 2023, zero and one customer accounted for 10% or more of the total revenues. For the three and nine months ended September 30, 2022, two customers accounted for 10% or more of total revenues.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (Disclosure Controls) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating and implementing possible controls and procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 1, 2023, our Disclosure Controls were not effective due to a material weakness in the Company’s internal control over financial reporting as disclosed below.

Material Weaknesses in Internal Control Over Financial Reporting

In connection with the preparation and audit of our financial statements for the years ended December 31, 2021 and 2020, and our consolidated financial statements for the year ended December 31, 2022, our management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weakness is as follows:

●	We do not have sufficient full-time accounting personnel, (i) to enable appropriate reviews over the financial close and reporting process, (ii) to allow for an appropriate segregation of duties, and (iii) with the requisite experience and technical accounting knowledge to identify, review and resolve complex accounting issues under generally accepted accounting principles in the United States (“GAAP”). Additionally, we did not adequately design and/or implement controls related to conducting a formal risk assessment process.

The Company was not required to perform an evaluation of internal control over financial reporting as of December 31, 2021 and 2020 in accordance with the provisions of the Sarbanes-Oxley Act, nor were we required to do so as of December 31, 2022. Had such an evaluation been performed, additional control deficiencies may have been identified by the Company’s management, and those control deficiencies could have also represented one or more material weaknesses.

Plan to Remediate Material Weaknesses in Internal Control Over Financial Reporting

We have taken certain steps, such as recruiting additional personnel, in addition to utilizing third-party consultants and specialists, to supplement its internal resources, to enhance its internal control environment and plans to take additional steps to remediate the material weaknesses. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take. We cannot assure you that the measures we have taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to our material weakness in internal control over financial reporting or that it will prevent or avoid potential future material weaknesses.

If we are not able to maintain effective internal control over financial reporting and disclosure controls and procedures, or if material weaknesses are discovered in future periods, a risk that is significantly increased in light of the complexity of our business, we may be unable to accurately and timely report our financial position, results of operations, cash flows or key operating metrics, which could result in late filings of the annual and quarterly reports under the Exchange Act, restatements of financial statements or other corrective disclosures, an inability to access commercial lending markets, defaults under its secured revolving credit facility and other agreements, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

Changes in Internal Control over Financial Reporting

Other than the material weakness and remediation efforts described above, there were no changes in our internal control over financial reporting that occurred during the quarter to which this report relates, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information with respect to legal proceedings is set forth under Note 19 – Commitments and Contingencies, in the accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our securities. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Related to our Businesses and Industry

Our business currently depends in part on the availability of rebates, tax credits and other financial incentives. The expiration, elimination or reduction of these rebates, credits or incentives or the ability to monetize them could adversely impact our business.

U.S. federal, state and local government bodies provide incentives to end users, distributors, system integrators and manufacturers of solar energy systems to promote solar electricity in the form of rebates, tax credits and other financial incentives such as system performance payments, payments for renewable energy credits associated with renewable energy generation and the exclusion of solar energy systems from property tax assessments. These incentives enable us to lower the price charged to customers for energy and for solar energy systems. However, these incentives may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as solar energy adoption rates increase. These reductions or terminations often occur without warning.

The IRA extended and modified prior law applicable to tax credits that are available with respect to solar energy systems. Under the IRA, the following credits are available: (i) a production tax credit under Code Section 44 (for facilities that begin construction before January 1, 2025) and Code Section 45Y (for facilities that begin construction between January 1, 2025 and the year that is four calendar years after the year in which certain U.S. greenhouse gas emissions percentages are met) (the “PTC”) in connection with the installation of certain solar facilities and energy storage technology, (ii) an investment tax credit under Code Section 48 (for facilities that begin construction before January 1, 2025) and Code Section 48E (for facilities that begin construction between January 1, 2025 and the year that is four calendar years after the year in which certain U.S. greenhouse gas emissions percentages are met) (the “ITC”) in connection with the installation of certain solar facilities and energy storage technology, and (iii) a residential clean energy credit (the “Section 25D Credit”) in connection with the installation of property that uses solar energy to generate electricity for residential use.

Prior to the IRA, the PTC for solar facilities had phased out and was no longer available. The IRA reinstated the PTC for solar facilities. The PTC available to a taxpayer in a taxable year is equal to a certain rate multiplied by the kilowatt hours of electricity produced by the taxpayer from solar energy at a facility owned by it and sold to an unrelated party during that taxable year. The base rate for the PTC is 0.3 cents. This rate is increased to 1.5 cents for projects that (i) have a maximum net output of less than one MW AC, (ii) begin construction before January 29, 2023, or (iii) meet certain prevailing wage and apprenticeship requirements. It also may be increased for projects that include a certain percentage of components that were produced in the United States, projects that are located in certain energy communities, and projects that are located in low-income communities.

The ITC available to a taxpayer in a taxable year is equal to the “energy percentage” of the basis of “energy property” placed in service by the taxpayer during that taxable year. “Energy property” includes equipment that uses solar energy to generate electricity (including structural components that are necessary to the functioning of a solar facility as a whole) and certain energy storage systems (including batteries included as part of or adjacent to a solar facility). The base “energy percentage” for the ITC is 6%. This energy percentage is increased to 30% for projects that (i) have a maximum net output of less than one MW AC, (ii) begin construction before January 29, 2023, or (iii) meet certain prevailing wage and apprenticeship requirements. It also may be increased for projects that include a certain percentage of components that were produced in the United States, projects that are located in certain energy communities, and projects that are located in low-income communities. ITCs are subject to recapture if, during the five-year period after a facility is placed in service, the facility is sold, exchanged, involuntarily converted, or ceases its business usage. If the event that causes such recapture occurs within the first year after a project is placed in service, 100% of the ITCs will be recaptured. The recapture percentage is reduced 20% for each subsequent year. Historically, we have utilized the ITC when available for both residential and commercial leases and power purchase agreements, based on ownership of the solar energy system.

The Section 25D Credit available to a taxpayer is equal to the “applicable percentage” of expenditures for property that uses solar energy to generate electricity for use in a dwelling unit used as a residence by the taxpayer. The applicable percentage is 26% for such systems that are placed in service before January 1, 2022, 30% for such systems that are placed in service after December 31, 2021 and before January 1, 2033, 26% for such systems that are placed in service in 2033, and 22% for such systems that are placed in service in 2034. The Section 25D Credit is scheduled to expire effective January 1, 2035. Although it is unlikely that Complete Solaria would qualify for the Section 25D Credit, the availability of the Section 25D Credit may impact the prices of its solar energy systems.

Reductions in, eliminations of, or expirations of, governmental incentives could adversely impact results of operations and ability to compete in this industry by increasing the cost of capital, causing us to increase the prices of our energy and solar energy systems and reduce the size of our addressable market.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.

The market for electric generation products is heavily influenced by federal, state and local government laws, regulations and policies concerning the electric utility industry in the United States and abroad, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation, and changes that make solar power less competitive with other power sources could deter investment in the research and development of alternative energy sources as well as customer purchases of solar power technology, which could in turn result in a significant reduction in the demand for our solar power products. The market for electric generation equipment is also influenced by trade and local content laws, regulations and policies that can discourage growth and competition in the solar industry and create economic barriers to the purchase of solar power products, thus reducing demand for our solar products. In addition, on-grid applications depend on access to the grid, which is also regulated by government entities. We anticipate that our solar power products and our installation will continue to be subject to oversight and regulation in accordance with federal, state, local and foreign regulations relating to construction, safety, environmental protection, utility interconnection and metering, trade, and related matters. It is difficult to track the requirements of individual states or local jurisdictions and design equipment to comply with the varying standards. In addition, the United States and European Union, among others, have imposed tariffs or are in the process of evaluating the imposition of tariffs on solar panels, solar cells, polysilicon, and potentially other components. These and any other tariffs or similar taxes or duties may increase the price of our solar products and adversely affect our cost reduction roadmap, which could harm our results of operations and financial condition. Any new regulations or policies pertaining our solar power products may result in significant additional expenses for our customers, which could cause a significant reduction in demand for our solar power products.

We rely on net metering and related policies to offer competitive pricing to customers in many of our current markets and changes to net metering policies may significantly reduce demand for electricity from residential solar energy systems.

Net metering is one of several key policies that have enabled the growth of distributed generation solar energy systems in the United States, providing significant value to customers for electricity generated by their residential solar energy systems but not directly consumed on-site. Net metering allows a homeowner to pay his or her local electric utility for power usage net of production from the solar energy system or other distributed generation source. Homeowners receive a credit for the energy an interconnected solar energy system generates in excess of that needed by the home to offset energy purchases from the centralized utility made at times when the solar energy system is not generating sufficient energy to meet the customer’s demand. In many markets, this credit is equal to the residential retail rate for electricity and in other markets, such as Hawaii and Nevada, the rate is less than the retail rate and may be set, for example, as a percentage of the retail rate or based upon a valuation of the excess electricity. In some states and utility territories, customers are also reimbursed by the centralized electric utility for net excess generation on a periodic basis.

Net metering programs have been subject to legislative and regulatory scrutiny in some states and territories including, but not limited to, California, New Jersey, Arizona, Nevada, Connecticut, Florida, Maine, Kentucky, Puerto Rico and Guam. These jurisdictions, by statute, regulation, administrative order or a combination thereof, have recently adopted or are considering new restrictions and additional changes to net metering programs either on a state-wide basis or within specific utility territories. Many of these measures were introduced and supported by centralized electric utilities. These measures vary by jurisdiction and may include a reduction in the rates or value of the credits customers are paid or receive for the power they deliver back to the electrical grid, caps or limits on the aggregate installed capacity of generation in a state or utility territory eligible for net metering, expiration dates for and phasing out of net metering programs, replacement of net metering programs with alternative programs that may provide less compensation and limits on the capacity size of individual distributed generation systems that can qualify for net metering. Net metering and related policies concerning distributed generation also received attention from federal legislators and regulators.

In California, the California Public Utilities Commission (“CPUC”) issued an order in 2016 retaining retail-based net metering credits for residential customers of California’s major utilities as part of Net Energy Metering 2.0 (“NEM 2.0”). Under NEM 2.0, new distributed generation customers receive the retail rate for electricity exported to the grid, less certain non-bypassable fees. Customers under NEM 2.0 also are subject to interconnection charges and time-of-use rates. Existing customers who receive service under the prior net metering program, as well as new customers under the NEM 2.0 program, currently are permitted to remain covered by them on a legacy basis for a period of 20 years. On September 3, 2020, the CPUC opened a new proceeding to review its current net metering policies and to develop Net Energy Metering 3.0 (“NEM 3.0”), also referred to by the CPUC as the NEM 2.0 successor tariff. NEM 3.0 was finalized on December 15, 2022 and will include several changes from previous net metering plans. There will be changes that impact the amount that homeowners with solar power will be able to recuperate when selling excess energy back to the utility grid. With NEM 3.0, the value of the credits for net exports will be tied to the state’s 2022 Distributed Energy Resources Avoided Cost Calculator Documentation (“ACC”). Another significant change with NEM 3.0 will be applied to the netting period: the time period over which the utilities measure the clean energy being imported or exported. In general, longer netting periods have typically been advantageous for solar power customers because any consumption can be offset with production. NEM 3.0 will instead measure energy using instantaneous netting, which means interval netting approximately every 15 minutes. This will lead to more NEM customers’ electricity registering as exports, now valued at the new, lower ACC value.

We utilize a limited number of suppliers of solar panels and other system components to adequately meet anticipated demand for our solar service offerings. Any shortage, delay or component price change from these suppliers or delays and price increases associated with the product transport logistics could result in sales and installation delays, cancellations and loss of market share.

We purchase solar panels, inverters and other system components from a limited number of suppliers, which makes us susceptible to quality issues, shortages and price changes. If we fail to develop, maintain and expand relationships with existing or new suppliers, we may be unable to adequately meet anticipated demand for our solar energy systems or may only be able to offer our systems at higher costs or after delays. If one or more of the suppliers that we rely upon to meet anticipated demand ceases or reduces production, we may be unable to satisfy this demand due to an inability to quickly identify alternate suppliers or to qualify alternative products on commercially reasonable terms.

In particular, there are a limited number of inverter suppliers. Once we design a system for use with a particular inverter, if that type of inverter is not readily available at an anticipated price, we may incur additional delay and expense to redesign the system.

In addition, production of solar panels involves the use of numerous raw materials and components. Several of these have experienced periods of limited availability, particularly polysilicon, as well as indium, cadmium telluride, aluminum and copper. The manufacturing infrastructure for some of these raw materials and components has a long lead time, requires significant capital investment and relies on the continued availability of key commodity materials, potentially resulting in an inability to meet demand for these components. The prices for these raw materials and components fluctuate depending on global market conditions and demand and we may experience rapid increases in costs or sustained periods of limited supplies.

Despite efforts to obtain components from multiple sources whenever possible, many suppliers may be single-source suppliers of certain components. If we are not able to maintain long-term supply agreements or identify and qualify multiple sources for components, access to supplies at satisfactory prices, volumes and quality levels may be harmed. We may also experience delivery delays of components from suppliers in various global locations. In addition, while there are alternative suppliers and service providers that we could enter into agreements with to replace its suppliers on commercially reasonable terms, we may be unable to establish alternate supply relationships or obtain or engineer replacement components in the short term, or at all, at favorable prices or costs. Qualifying alternate suppliers or developing our own replacements for certain components may be time-consuming and costly and may force us to make modifications to our product designs.

Our need to purchase supplies globally and our continued international expansion further subjects us to risks relating to currency fluctuations. Any decline in the exchange rate of the U.S. dollar compared to the functional currency of component suppliers could increase component prices. In addition, the state of the financial markets could limit suppliers’ ability to raise capital if they are required to expand their production to meet our needs or satisfy our operating capital requirements. Changes in economic and business conditions, wars, governmental changes and other factors beyond our control or which we do not presently anticipate, could also affect suppliers’ solvency and ability to deliver components on a timely basis. Any of these shortages, delays or price changes could limit our growth, cause cancellations or adversely affect profitability and the ability to effectively compete in the markets in which the company operates.

Our business substantially focuses on solar service agreements and transactions with residential customers.

Our business substantially focuses on solar service agreements and transactions with residential customers. Our energy system sales to homeowners utilize power purchase agreements (“PPAs”), leases, loans and other products and services. We currently offer PPAs and leases through Sunrun, Inc., EverBright, LLC, Sunnova Energy International, and OakStar Bank. If we were to be unable to arrange new or alternative methods of financing for PPAs and leases on favorable terms, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.

On February 7, 2018, safeguard tariffs on imported solar cells and modules went into effect pursuant to Proclamation 9693, which approved recommendations to provide relief to U.S. manufacturers and impose safeguard tariffs on imported solar cells and modules, based on the investigations, findings, and recommendations of the U.S. International Trade Commission (the “International Trade Commission”). Since 2021, modules are subject to a tariff rate of 15%. Cells are subjected to a tariff-rate quota, under which the first 2.5 GW of cell imports each year will be exempt from tariffs; and cells imported after the 2.5 GW quota has been reached will be subject to the same 30% tariff as modules in the first year, with the same 5% decline in each of the three subsequent years. The tariff-free cell quota applies globally, without any allocation by country or region.

The tariffs could materially and adversely affect our business and results of operations. While solar cells and modules based on interdigitated back contact technology were granted exclusion from these safeguard tariffs on September 19, 2018, our solar products based on other technologies continue to be subject to the safeguard tariffs. Although we are actively engaged in efforts to mitigate the effect of these tariffs, there is no guarantee that these efforts will be successful.

Uncertainty surrounding the implications of existing tariffs affecting the U.S. solar market and potential trade tensions between the United States and other countries is likely to cause market volatility, price fluctuations, supply shortages, and project delays, any of which could harm our business, and the pursuit of mitigating actions may divert substantial resources from other projects. Further, the Uyghur Forced Labor Prevention Act may inhibit importation of certain solar modules or components. In addition, the imposition of tariffs is likely to result in a wide range of impacts to the U.S. solar industry and the global manufacturing market, as well as our business in particular. Such tariffs could materially increase the price of our solar products and result in significant additional costs to the company, its resellers, and the resellers’ customers, which could cause a significant reduction in demand for the company’s solar power products and greatly reduce our competitive advantage.

If we fail to manage operations and growth effectively, we may be unable to execute our business plan, maintain high levels of customer service or adequately address competitive challenges.

We have experienced significant growth in recent periods as measured by our number of customers; we intend to continue efforts to expand our business within existing and new markets. This growth has placed, and any future growth may place, a strain on management, operational and financial infrastructure. Our growth requires our management to devote a significant amount of time and effort to maintain and expand relationships with customers, dealers and other third parties, attract new customers and dealers, arrange financing for growth and manage expansion into additional markets.

In addition, our current and planned operations, personnel, information technology and other systems and procedures might be inadequate to support future growth and may require us to make additional unanticipated investments in its infrastructure. Our success and ability to further scale our business will depend, in part, on our ability to manage these changes in a cost-effective and efficient manner.

If we cannot manage operations and growth, we may be unable to meet expectations regarding growth, opportunity and financial targets, take advantage of market opportunities, execute our business strategies or respond to competitive pressures. This could also result in declines in quality or customer satisfaction, increased costs, difficulties in introducing new offerings or other operational difficulties. Any failure to effectively manage our operations and growth could adversely impact our reputation, business, financial condition, cash flows and results of operations.

We have international activities and customers in the European Union, and plans to continue these efforts, which subjects us to additional business risks, including logistical and compliance related complexity.

A portion of our sales are made to customers outside of the United States, and a substantial portion of our supply agreements are with supply and equipment vendors located outside of the United States. We have solar cell and module production lines located at our outsourced manufacturing facilities in Thailand, Vietnam, and India. We are also considering other manufacturing locations.

Risks we face in conducting business internationally include:

●	multiple, conflicting and changing laws and regulations, export and import restrictions, employment laws, data protection laws, environmental protection, regulatory requirements, international trade agreements, and other government approvals, permits and licenses;

●	difficulties and costs in staffing and managing foreign operations as well as cultural differences;

●	potentially adverse tax consequences associated with current, future or deemed permanent establishment of operations in multiple countries;

●	relatively uncertain legal systems, including potentially limited protection for intellectual property rights, and laws, changes in the governmental incentives that we rely on, regulations and policies which impose additional restrictions on the ability of foreign companies to conduct business in certain countries or otherwise place them at a competitive disadvantage in relation to domestic companies;

●	inadequate local infrastructure and developing telecommunications infrastructures;

●	financial risks, such as longer sales and payment cycles and greater difficulty collecting accounts receivable;

●	currency fluctuations, government-fixed foreign exchange rates, the effects of currency hedging activity, and the potential inability to hedge currency fluctuations;

●	political and economic instability, including wars, acts of terrorism, political unrest, boycotts, curtailments of trade and other business restrictions;

●	trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make the company less competitive in some countries; and

●	liabilities associated with compliance with laws (for example, the Foreign Corrupt Practices Act in the United States and similar laws outside of the United States).

We have an organizational structure involving entities globally. This increases the potential impact of adverse changes in laws, rules and regulations affecting the free flow of goods and personnel, and therefore heightens some of the risks noted above. Further, this structure requires us to effectively manage our international inventory and warehouses. If we fail to do so, our shipping movements may not correspond with product demand and flow. Unsettled intercompany balances between entities could result, if changes in law, regulations or related interpretations occur in adverse tax or other consequences that affect capital structure, intercompany interest rates and legal structure. If we are unable to successfully manage any such risks, any one or more could materially and negatively affect our business, financial condition and results of operations.

We have incurred losses and may be unable to achieve or sustain profitability in the future.

We have incurred net losses in the past and had an accumulated deficit of $327.3 million and $85.4 million as of October 1, 2023 and December 31, 2022, respectively. We will continue to incur net losses as spending increases to finance the expansion of operations, installation, engineering, administrative, sales and marketing staffs, spending increases on brand awareness and other sales and marketing initiatives, and implement internal systems and infrastructure to support the company’s growth. We do not know whether revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on results of operations. Our ability to achieve profitability depends on a number of factors, including but not limited to:

●	Growing the customer base;

●	Maintaining or further lowering the cost of capital;

●	Reducing the cost of components for our solar service offerings;

●	Growing and maintaining our channel partner network;

●	Growing our direct-to-consumer business to scale; and

●	Reducing operating costs by lowering customer acquisition costs and optimizing our design and installation processes and supply chain logistics.

Even if we do achieve profitability, we may be unable to sustain or increase profitability in the future.

A material drop in the retail price of utility-generated electricity or electricity from other sources could adversely impact our ability to attract customers which would harm our business, financial condition and results of operations.

We believe that a homeowner’s decision to buy solar energy from us is primarily driven by a desire to lower electricity costs. Decreases in the retail prices of electricity from utilities or other energy sources would harm our ability to offer competitive pricing and could harm its business. The price of electricity from utilities could decrease as a result of:

●	the construction of a significant number of new power generation plants, including nuclear, coal, natural gas or renewable energy technologies;

●	the construction of additional electric transmission and distribution lines;

●	a reduction in the price of natural gas or other natural resources as a result of new drilling techniques or other technological developments, a relaxation of associated regulatory standards, or broader economic or policy developments;

●	energy conservation technologies and public initiatives to reduce electricity consumption;

●	subsidies impacting electricity prices, including in connection with electricity generation and transmission; and

●	development of new energy technologies that provide less expensive energy.

A reduction in utility electricity prices would make the purchase of our solar service offerings less attractive. If the retail price of energy available from utilities were to decrease due to any of these or other reasons, we would be at a competitive disadvantage. As a result, we may be unable to attract new homeowners and growth would be limited.

We face competition from both traditional energy companies and renewable energy companies.

The solar energy and renewable energy industries are both highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with large utilities. We believe that our primary competitors are the traditional utilities that supply energy to potential customers. We compete with these utilities primarily based on price, predictability of price and the ease by which customers can switch to electricity generated by our solar energy systems. If we cannot offer compelling value to its customers based on these factors, then our business will not grow. Utilities generally have substantially greater financial, technical, operational and other resources than us. As a result of their greater size, these competitors may be able to devote more resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Utilities could also offer other value- added products and services that could help them compete with us even if the cost of electricity they offer is higher than ours. In addition, a majority of utilities’ sources of electricity is non-solar, which may allow utilities to sell electricity more cheaply than electricity generated by our solar energy systems.

Our business is concentrated in certain markets including California, putting us at risk of region-specific disruptions.

As of October 1, 2023, a substantial portion of our installations were in California and we expect much of its near-term future growth to occur in California, further concentrating our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated. We may not have adequate insurance, including business interruption insurance, to compensate for losses that may occur from any such significant events. A significant natural disaster could have a material adverse impact on our business, results of operations and financial condition. In addition, acts of terrorism or malicious computer viruses could cause disruptions in our business, our partners’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of installations or the deployment of solar service offerings, our business, results of operations and financial condition would be adversely affected.

Our growth strategy depends on the widespread adoption of solar power technology.

The distributed residential solar energy market is at a relatively early stage of development in comparison to fossil fuel-based electricity generation. If additional demand for distributed residential solar energy systems fails to develop sufficiently or takes longer to develop than we anticipate, the company may be unable to originate additional solar service agreements and related solar energy systems and energy storage systems to grow the business. In addition, demand for solar energy systems and energy storage systems in our targeted markets may not develop to the extent it anticipates. As a result, we may be unsuccessful in broadening our customer base through origination of solar service agreements and related solar energy systems and energy storage systems within its current markets or in new markets we may enter.

Many factors may affect the demand for solar energy systems, including, but not limited to, the following:

●	availability, substance and magnitude of solar support programs including government targets, subsidies, incentives, renewable portfolio standards and residential net metering rules;

●	the relative pricing of other conventional and non-renewable energy sources, such as natural gas, coal, oil and other fossil fuels, wind, utility-scale solar, nuclear, geothermal and biomass;

●	performance, reliability and availability of energy generated by solar energy systems compared to conventional and other non-solar renewable energy sources;

●	availability and performance of energy storage technology, the ability to implement such technology for use in conjunction with solar energy systems and the cost competitiveness such technology provides to customers as compared to costs for those customers reliant on the conventional electrical grid; and

●	general economic conditions and the level of interest rates.

The residential solar energy industry is constantly evolving, which makes it difficult to evaluate our prospects. We cannot be certain if historical growth rates reflect future opportunities or its anticipated growth will be realized. The failure of distributed residential solar energy to achieve, or its being significantly delayed in achieving, widespread adoption could have a material adverse effect on our business, financial condition and results of operations.

Our business could be adversely affected by seasonal trends, poor weather, labor shortages, and construction cycles.

Our business is subject to significant industry-specific seasonal fluctuations. In the United States, many customers make purchasing decisions towards the end of the year in order to take advantage of tax credits. In addition, sales in the new home development market are often tied to construction market demands, which tend to follow national trends in construction, including declining sales during cold weather months. For example, revenue increased due to fulfillment of delayed installations experienced in the first quarter of 2023 due to unusual inclement California weather in the fourth quarter of 2022.

The ongoing COVID-19 pandemic could adversely affect our business, financial condition and results of operations.

The ongoing COVID-19 pandemic has resulted in and may continue to result in widespread adverse impacts on the global economy. We have experienced some resulting disruptions to business operations as the COVID-19 virus has continued to evolve and circulate through the states and U.S. territories in which the company operates. We, along with our dealers, modified certain business and workforce practices (including those related to new contract origination, installation and servicing of solar energy systems and employee work locations) to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. Such modifications have allowed our dealers to continue to install and the company to continue to service solar energy systems, but may also disrupt operations, impede productivity or otherwise be ineffective in the future. If there are additional outbreaks of the COVID-19 virus or other viruses or more stringent health and safety guidelines are adopted, our ability, and the ability of our dealers to continue performing installations and service calls may be adversely impacted. A significant or extended decline in new contract origination may have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

There is considerable uncertainty regarding the extent and duration of governmental and other measures implemented to try to slow the spread of the COVID-19 virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. We have seen delays in most jurisdictions from whom it must receive permission to operate for its solar energy systems to be placed in service. Worsening economic conditions could result in less favorable outcomes over time, which would impact future financial performance. Further, the effects of the economic downturn associated with the COVID-19 pandemic may increase unemployment and reduce consumer credit ratings and credit availability, which may adversely affect new customer origination and existing customers’ ability to make payments on their solar service agreements. Periods of high unemployment and a lack of availability of credit may lead to increased delinquency and default rates.

We cannot predict the full impact the COVID-19 pandemic or the significant disruption and volatility currently being experienced in the capital markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties. The ultimate impact will depend on future developments, including, among other things, the ultimate duration of the COVID-19 virus, the distribution, acceptance and efficacy of the vaccine, the depth and duration of the economic downturn and other economic effects of the COVID-19 pandemic, the consequences of governmental and other measures designed to prevent the spread of the COVID-19 virus, actions taken by governmental authorities, customers, dealers and other third parties, our ability and the ability of our customers, potential customers and dealers to adapt to operating in a changed environment and the timing and extent to which normal economic and operating conditions resume.

Natural disasters, terrorist activities, political unrest, economic volatility, and other outbreaks could disrupt our delivery and operations, which could materially and adversely affect our business, financial condition, and results of operations.

Global pandemics or fear of spread of contagious diseases, such as Ebola virus disease (EVD), coronavirus disease 2019 (COVID-19), Middle East respiratory syndrome (MERS), severe acute respiratory syndrome (SARS), H1N1 flu, H7N9 flu, avian flu and monkeypox, as well as hurricanes, earthquakes, tsunamis, or other natural disasters could disrupt our business operations, reduce or restrict operations and services, incur significant costs to protect its employees and facilities, or result in regional or global economic distress, which may materially and adversely affect business, financial condition, and results of operations. Actual or threatened war, terrorist activities, political unrest, civil strife, future disruptions in access to bank deposits or lending commitments due to bank failures and other geopolitical uncertainty could have a similar adverse effect on our business, financial condition, and results of operations. On February 24, 2022, the Russian Federation launched an invasion of Ukraine that has had an immediate impact on the global economy resulting in higher energy prices and higher prices for certain raw materials and goods and services which in turn is contributing to higher inflation in the United States and other countries across the globe with significant disruption to financial markets. We have outsourced product development and software engineering in Ukraine and we may potentially indirectly be adversely impacted any significant disruption it has caused and may continue to escalate. Any one or more of these events may impede our operation and delivery efforts and adversely affect sales results, or even for a prolonged period of time, which could materially and adversely affect our business, financial condition, and results of operations.

We depend on a limited number of customers and sales contracts for a significant portion of revenues, and the loss of any customer or cancellation of any contract may cause significant fluctuations or declines in revenues.

In 2020, 2021 and 2022, our top customer, Sunrun Inc., accounted for 32%, 36%, and 37% of our total revenues from continuing operations, respectively. For the three quarters ended October 1, 2023, no customer accounted for greater than 10% of our total revenues from continuing operations. We anticipate that our dependence on a limited number of customers may continue for the foreseeable future. As a result of customer concentration, our financial performance may fluctuate significantly from period to period based, among others, on exogenous circumstances related to its clients. In addition, any one of the following events may materially adversely affect cash flows, revenues and results of operations:

●	reduction, delay or cancellation of orders from one or more significant customers;

●	loss of one or more significant customers and failure to identify additional or replacement customers;

●	failure of any significant customers to make timely payment for our products; or

●	the customers becoming insolvent or having difficulties meeting their financial obligations for any reason.

We are exposed to the credit risk of customers and payment delinquencies on its accounts receivables.

While customer defaults have been immaterial to date, we expect that the risk of customer defaults may increase as we grow our business. If we experience increased customer credit defaults, our revenue and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our customers may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business.

In November 2022, we acquired The Solaria Corporation, after which Complete Solar was renamed “Complete Solaria, Inc.” We subsequently divested from this business and recorded an impairment loss of $147.5 million in September 2023. In the future, we may acquire additional companies, project pipelines, products or technologies, or enter into joint ventures or other strategic initiatives. Our ability as an organization to integrate acquisitions is unproven. We may not realize the anticipated benefits of our acquisitions or any other future acquisition or the acquisition may be viewed negatively by customers, financial markets or investors.

Any acquisition has numerous risks, including, but not limited to, the following:

●	difficulty in assimilating the operations and personnel of the acquired company;

●	difficulty in effectively integrating the acquired technologies or products with current products and technologies;

●	difficulty in maintaining controls, procedures and policies during the transition and integration;

●	disruption of ongoing business and distraction of management and employees from other opportunities and challenges due to integration issues;

●	difficulty integrating the acquired company’s accounting, management information and other administrative systems;

●	inability to retain key technical and managerial personnel of the acquired business;

●	inability to retain key customers, vendors, and other business partners of the acquired business;

●	inability to achieve the financial and strategic goals for the acquired and combined businesses;

●	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact operating results;

●	failure of due diligence processes to identify significant issues with product quality, legal and financial liabilities, among other things;

●	inability to assert that internal controls over financial reporting are effective; and

●	inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions.

We depend on our intellectual property and may face intellectual property infringement claims that could be time-consuming and costly to defend and could result in the loss of significant rights.

From time to time, we and our customers, or the third parties with whom we work may receive letters, including letters from other third parties, and may become subject to lawsuits with such third parties alleging infringement of their patents. Additionally, we are required by contract to indemnify some customers and third- party intellectual property providers for certain costs and damages of patent infringement in circumstances where our products are a factor creating the customer’s or these third-party providers’ infringement liability. This practice may subject us to significant indemnification claims by customers and third-party providers. We cannot assure investors that indemnification claims will not be made or that these claims will not harm our business, operating results or financial condition. Intellectual property litigation is very expensive and time-consuming and could divert management’s attention from our business and could have a material adverse effect on our business, operating results or financial condition. If there is a successful claim of infringement against us, our customers or our third-party intellectual property providers, we may be required to pay substantial damages to the party claiming infringement, stop selling products or using technology that contains the allegedly infringing intellectual property, or enter into royalty or license agreements that may not be available on acceptable terms, if at all. Parties making infringement claims may also be able to bring an action before the International Trade Commission that could result in an order stopping the importation into the United States of our solar products. Any of these judgments could materially damage our business. We may have to develop non-infringing technology, and our failure in doing so or in obtaining licenses to the proprietary rights on a timely basis could have a material adverse effect on the business.

We may be required to file claims against other parties for infringing its intellectual property that may be costly and may not be resolved in its favor.

To protect our intellectual property rights and to maintain competitive advantage, we have filed, and may continue to file, suits against parties we believe infringe or misappropriate our intellectual property. Intellectual property litigation is expensive and time-consuming, could divert management’s attention from our business, and could have a material adverse effect on our business, operating results, or financial condition, and our enforcement efforts may not be successful. In addition, the validity of our patents may be challenged in such litigation. Our participation in intellectual property enforcement actions may negatively impact our financial results.

Developments in technology or improvements in distributed solar energy generation and related technologies or components may materially adversely affect demand for our offerings.

Significant developments in technology, such as advances in distributed solar power generation, energy storage solutions such as batteries, energy storage management systems, the widespread use or adoption of fuel cells for residential or commercial properties or improvements in other forms of distributed or centralized power production may materially and adversely affect demand for our offerings and otherwise affect our business. Future technological advancements may result in reduced prices to consumers or more efficient solar energy systems than those available today, either of which may result in current customer dissatisfaction. We may not be able to adopt these new technologies as quickly as its competitors or on a cost-effective basis.

Additionally, recent technological advancements may impact our business in ways not currently anticipated. Any failure by us to adopt or have access to new or enhanced technologies or processes, or to react to changes in existing technologies, could result in product obsolescence or the loss of competitiveness of and decreased consumer interest in its solar energy services, which could have a material adverse effect on its business, financial condition and results of operations.

Our business is subject to complex and evolving data protection laws. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, increased cost of operations or otherwise harm its business.

Consumer personal privacy and data security have become significant issues and the subject of rapidly evolving regulation in the United States. Furthermore, federal, state and local government bodies or agencies have in the past adopted, and may in the future adopt, more laws and regulations affecting data privacy. For example, the state of California enacted the California Consumer Privacy Act of 2018 (“CCPA”) and California voters recently approved the California Privacy Rights Act (“CPRA”). The CCPA creates individual privacy rights for consumers and places increased privacy and security obligations on entities handling the personal data of consumers or households. The CCPA went into effect in January 2020 and it requires covered companies to provide new disclosures to California consumers, provides such consumers, business-to-business contacts and employees new ways to opt-out of certain sales of personal information, and allows for a new private right of action for data breaches. The CPRA modifies the CCPA and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. The CCPA and the CPRA may significantly impact Complete Solaria’s business activities and require substantial compliance costs that adversely affect its business, operating results, prospects and financial condition. To date, we have not experienced substantial compliance costs in connection with fulfilling the requirements under the CCPA or CPRA. However, we cannot be certain that compliance costs will not increase in the future with respect to the CCPA and CPRA or any other recently passed consumer privacy regulation.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) impose strict requirements for processing personal data. Under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Non-compliance with the UK GDPR may result in substantially similar adverse consequences to those in relation to the EU GDPR, including monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are not adequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross- border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that Complete Solaria can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of its operations, the need to relocate part of or all of its business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against its processing or transferring of personal data necessary to operate its business. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations and policies, could result in additional cost and liability to us damage our reputation, inhibit sales and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to our business may limit the use and adoption of, and reduce the overall demand for, its solutions. If we are not able to adjust to changing laws, regulations and standards related to privacy or security, our business may be harmed.

Any unauthorized access to or disclosure or theft of personal information we gather, store or use could harm our reputation and subject us to claims or litigation.

We receive, store and use personal information of customers, including names, addresses, e-mail addresses, and other housing and energy use information. We also store information of dealers, including employee, financial and operational information. We rely on the availability of data collected from customers and dealers in order to manage our business and market our offerings. We take certain steps in an effort to protect the security, integrity and confidentiality of the personal information collected, stored or transmitted, but there is no guarantee inadvertent or unauthorized use or disclosure will not occur or third parties will not gain unauthorized access to this information despite our efforts. Although Complete Solaria takes precautions to provide for disaster recovery, the company’s ability to recover systems or data may be expensive and may interfere with normal operations. Also, although we obtain assurances from such third parties they will use reasonable safeguards to secure their systems, we may be adversely affected by unavailability of their systems or unauthorized use or disclosure or its data maintained in such systems. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we our suppliers or vendors and our dealers may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures.

Cyberattacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in critical systems, disruption of customers’ operations, loss or damage to data delivery systems, unauthorized release of confidential or otherwise protected information, corruption of data and increased costs to prevent, respond to or mitigate cybersecurity events. In addition, certain cyber incidents, such as advanced persistent threats, may remain undetected for an extended period.

Unauthorized use, disclosure of or access to any personal information maintained by us or on the behalf of us, whether through breach of our systems, breach of the systems of our suppliers, vendors or dealers by an unauthorized party or through employee or contractor error, theft or misuse or otherwise, could harm our business. If any such unauthorized use, disclosure of or access to such personal information were to occur, our operations could be seriously disrupted and we could be subject to demands, claims and litigation by private parties and investigations, related actions and penalties by regulatory authorities.

In addition, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of federal, state and local laws and regulations relating to the unauthorized access to, use of or disclosure of personal information. Finally, any perceived or actual unauthorized access to, use of or disclosure of such information could harm our reputation, substantially impair our business, financial condition and results of operations. The COVID-19 pandemic generally is increasing the attack surface available to criminals, as more companies and individuals work remotely and otherwise work online. Consequently, the risk of a cybersecurity incident suffered by us or our vendors or service providers is increased, and our investment in risk mitigations against cybersecurity incidents is evolving as the threat landscape changes. While we currently maintain cybersecurity insurance, such insurance may not be sufficient to cover against claims, and we cannot be certain that cyber insurance will continue to be available on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.

If we fail to comply with laws and regulations relating to interactions by the company or its dealers with current or prospective residential customers could result in negative publicity, claims, investigations and litigation and adversely affect financial performance.

Our business substantially focuses on solar service agreements and transactions with residential customers. We offer leases, loans and other products and services to consumers by contractors in our dealer networks, who utilize sales people employed by or engaged as third-party service providers of such contractors. We and our dealers must comply with numerous federal, state and local laws and regulations that govern matters relating to interactions with residential consumers, including those pertaining to consumer protection, marketing and sales, privacy and data security, consumer financial and credit transactions, mortgages and refinancings, home improvement contracts, warranties and various means of customer solicitation, including under the laws described below in “As sales to residential customers have grown, we have increasingly become subject to substantial financing and consumer protection laws and regulations.” These laws and regulations are dynamic and subject to potentially differing interpretations and various federal, state and local legislative and regulatory bodies may initiate investigations, expand current laws or regulations, or enact new laws and regulations regarding these matters. Changes in these laws or regulations or their interpretation could dramatically affect how we and our dealers do business, acquire customers and manage and use information collected from and about current and prospective customers and the costs associated therewith. We and our dealers strive to comply with all applicable laws and regulations relating to interactions with residential customers. It is possible, however, these requirements may be interpreted and applied in a manner inconsistent from one jurisdiction to another and may conflict with other rules or our practices or the practices of our dealers.

Although we require dealers to meet consumer compliance requirements, we do not control dealers and their suppliers or their business practices. Accordingly, we cannot guarantee they follow ethical business practices such as fair wage practices and compliance with environmental, safety and other local laws. A lack of demonstrated compliance could lead us to seek alternative dealers or suppliers, which could increase costs and have a negative effect on business and prospects for growth. Violation of labor or other laws by our dealers or suppliers or the divergence of a dealer or supplier’s labor or other practices from those generally accepted as ethical in the United States or other markets in which the company does or intends to do business could also attract negative publicity and harm the business.

From time to time, we have been included in lawsuits brought by the consumer customers of certain contractors in our networks, citing claims based on the sales practices of these contractors. While we have paid only minimal damages to date, we cannot be sure that a court of law would not determine that we are liable for the actions of the contractors in our networks or that a regulator or state attorney general’s office may hold us accountable for violations of consumer protection or other applicable laws by. Our risk mitigation processes may not be sufficient to mitigate financial harm associated with violations of applicable law by our contractors or ensure that any such contractor is able to satisfy its indemnification obligations to us. Any significant judgment against us could expose it to broader liabilities, a need to adjust our distribution channels for products and services or otherwise change our business model and could adversely impact the business.

We may be unsuccessful in introducing new services and product offerings.

We intend to introduce new offerings of services and products to both new and existing customers in the future, including home automation products and additional home technology solutions. We may be unsuccessful in significantly broadening our customer base through the addition of these services and products within current markets or in new markets the company may enter. Additionally, we may not be successful in generating substantial revenue from any additional services and products introduced in the future and may decline to initiate new product and service offerings.

Damage to our brand and reputation or change or loss of use of our brand could harm our business and results of operations.

We depend significantly on our reputation for high-quality products, excellent customer service and the brand name “Complete Solaria” to attract new customers and grow our business. If we fail to continue to deliver solar energy systems or energy storage systems within the planned timelines, if our offerings do not perform as anticipated or if we damage any of our customers’ properties or delays or cancels projects, our brand and reputation could be significantly impaired. Future technological improvements may allow the company to offer lower prices or offer new technology to new customers; however, technical limitations in our current solar energy systems and energy storage systems may prevent us from offering such lower prices or new technology to existing customers.

In addition, given the sheer number of interactions our personnel or dealers operating on our behalf have with customers and potential customers, it is inevitable that some customers’ and potential customers’ interactions with us or dealers operating on our behalf will be perceived as less than satisfactory. This has led to instances of customer complaints, some of which have affected our digital footprint on rating websites and social media platforms. If we cannot manage hiring and training processes to avoid or minimize these issues to the extent possible, our reputation may be harmed and our ability to attract new customers would suffer.

In addition, if we were to no longer use, lose the right to continue to use or if others use the “Complete Solaria” brand, we could lose recognition in the marketplace among customers, suppliers and dealers, which could affect our business, financial condition, results of operations and would require financial and other investment and management attention in new branding, which may not be as successful.

Our success depends on the continuing contributions of key personnel.

We rely heavily on the services of our key executive officers and the loss of services of any principal member of the management team could adversely affect operations. We are investing significant resources in developing new members of management as we complete our restructuring and strategic transformation. In connection with the recent merger with The Solaria Corporation, members of Complete Solar’s management team and Solaria’s management team are being integrated into one management team for Complete Solaria. We also anticipate that over time we will need to hire a number of highly skilled technical, sales, marketing, administrative, and accounting personnel. The competition for qualified personnel is intense in this industry. We may not be successful in attracting and retaining sufficient numbers of qualified personnel to support its anticipated growth. We cannot guarantee that any employee will remain employed with us for any definite period of time since all employees, including key executive officers, serve at-will and may terminate their employment at any time for any reason.

If we or our dealers or suppliers fail to hire and retain a sufficient number of employees and service providers in key functions, our growth and ability to timely complete customer projects and successfully manage customer accounts would be constrained.

To support growth, we and our dealers need to hire, train, deploy, manage and retain a substantial number of skilled employees, engineers, installers, electricians and sales and project finance specialists. Competition for qualified personnel in this industry has increased substantially, particularly for skilled personnel involved in the installation of solar energy systems. We and our dealers also compete with the homebuilding and construction industries for skilled labor. These industries are cyclical and when participants in these industries seek to hire additional workers, it puts upward pressure on us and our dealers’ labor costs. Companies with whom our dealers compete to hire installers may offer compensation or incentive plans that certain installers may view as more favorable. As a result, our dealers may be unable to attract or retain qualified and skilled installation personnel. The further unionization of the industry’s labor force or the homebuilding and construction industries’ labor forces, either in response to the COVID-19 pandemic or otherwise, could also increase our dealers’ labor costs.

Shortages of skilled labor could significantly delay a project or otherwise increase dealers’ costs. Further, we need to continue to increase the training of the customer service team to provide high-end account management and service to homeowners before, during and following the point of installation of its solar energy systems. Identifying and recruiting qualified personnel and training them requires significant time, expense and attention. It can take several months before a new customer service team member is fully trained and productive at the standards established by us. If we are unable to hire, develop and retain talented customer service or other personnel, we may not be able to grow our business.

Our operating results and ability to grow may fluctuate from quarter to quarter and year to year, which could make future performance difficult to predict and could cause operating results for a particular period to fall below expectations.

Our quarterly and annual operating results and its ability to grow are difficult to predict and may fluctuate significantly in the future. We have experienced seasonal and quarterly fluctuations in the past and expect to experience such fluctuations in the future. In addition to the other risks described in this “Risk Factors” section, the following factors could cause operating results to fluctuate:

●	expiration or initiation of any governmental rebates or incentives;

●	significant fluctuations in customer demand for our solar energy services, solar energy systems and energy storage systems;

●	our dealers’ ability to complete installations in a timely manner;

●	our and our dealers’ ability to gain interconnection permission for an installed solar energy system from the relevant utility;

●	the availability, terms and costs of suitable financing;

●	the amount, timing of sales and potential decreases in value of SRECs;

●	our ability to continue to expand its operations and the amount and timing of expenditures related to this expansion;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;

●	changes in our pricing policies or terms or those of competitors, including centralized electric utilities;

●	actual or anticipated developments in competitors’ businesses, technology or the competitive landscape; and

●	natural disasters or other weather or meteorological conditions.

For these or other reasons, the results of any prior quarterly or annual periods should not be relied upon as indications of our future performance.

Our ability to obtain insurance on the terms of any available insurance coverage could be materially adversely affected by international, national, state or local events or company-specific events, as well as the financial condition of insurers.

Our insurance policies cover legal and contractual liabilities arising out of bodily injury, personal injury or property damage to third parties and are subject to policy limits.

However, such policies do not cover all potential losses and coverage is not always available in the insurance market on commercially reasonable terms. In addition, we may have disagreements with insurers on the amount of recoverable damages and the insurance proceeds received for any loss of, or any damage to, any of our assets may be claimed by lenders under financing arrangements or otherwise may not be sufficient to restore the loss or damage without a negative impact on its results of operations. Furthermore, the receipt of insurance proceeds may be delayed, requiring us to use cash or incur financing costs in the interim. To the extent our experiences covered losses under its insurance policies, the limit of our coverage for potential losses may be decreased or the insurance rates it has to pay increased. Furthermore, the losses insured through commercial insurance are subject to the credit risk of those insurance companies. While we believe our commercial insurance providers are currently creditworthy, we cannot assure such insurance companies will remain so in the future.

We may not be able to maintain or obtain insurance of the type and amount desired at reasonable rates. The insurance coverage obtained may contain large deductibles or fail to cover certain risks or all potential losses. In addition, our insurance policies are subject to annual review by insurers and may not be renewed on similar or favorable terms, including coverage, deductibles or premiums, or at all. If a significant accident or event occurs for which we are not fully insured or the company suffers losses due to one or more of its insurance carriers defaulting on their obligations or contesting their coverage obligations, it could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to breaches of our information technology systems, which could lead to disclosure of internal information, damage to our reputation or relationships with dealers, suppliers, and customers, and disrupt access to online services. Such breaches could subject us to significant reputational, financial, legal, and operational consequences.

Our business requires the use and storage of confidential and proprietary information, intellectual property, commercial banking information, personal information concerning customers, employees, and business partners, and corporate information concerning internal processes and business functions. Malicious attacks to gain access to such information affects many companies across various industries, including ours.

Where appropriate, we use encryption and authentication technologies to secure the transmission and storage of data. These security measures may be compromised as a result of third-party security breaches, employee error, malfeasance, faulty password management, or other irregularity or malicious effort, and result in persons obtaining unauthorized access to data.

We devote resources to network security, data encryption, and other security measures to protect our systems and data, but these security measures cannot provide absolute security. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, target end users through phishing and other malicious techniques, and/or may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventative measures. As a result, we may experience a breach of our systems in the future that reduces our ability to protect sensitive data. In addition, hardware, software, or applications we develop or procures from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving team members, contractors and temporary staff. If we experience, or are perceived to have experienced, a significant data security breach, fail to detect and appropriately respond to a significant data security breach, or fail to implement disclosure controls and procedures that provide for timely disclosure of data security breaches deemed material to our business, including corrections or updates to previous disclosures, we could be exposed to a risk of loss, increased insurance costs, remediation and prospective prevention costs, damage to our reputation and brand, litigation and possible liability, or government enforcement actions, any of which could detrimentally affect our business, results of operations, and financial condition.

We may also share information with contractors and third-party providers to conduct business. While we generally review and typically request or require such contractors and third-party providers to implement security measures, such as encryption and authentication technologies to secure the transmission and storage of data, those third-party providers may experience a significant data security breach, which may also detrimentally affect our business, results of operations, and financial condition as discussed above. See also under this section, “We may be required to file claims against other parties for infringing its intellectual property that may be costly and may not be resolved in our favor.” We rely substantially upon trade secret laws and contractual restrictions to protect our proprietary rights, and, if these rights are not sufficiently protected, our ability to compete and generate revenue could suffer.

As sales to residential customers have grown, we have increasingly become subject to consumer protection laws and regulations.

As we continue to seek to expand our retail customer base, our activities with customers are subject to consumer protection laws that may not be applicable to other businesses, such as federal truth-in-lending, consumer leasing, telephone and digital marketing, and equal credit opportunity laws and regulations, as well as state and local finance laws and regulations. Claims arising out of actual or alleged violations of law may be asserted against us by individuals or governmental entities and may expose the company to significant damages or other penalties, including fines. In addition, our affiliations with third-party dealers may subject the company to alleged liability in connection with actual or alleged violations of law by such dealers, whether or not actually attributable to us, which may expose us to significant damages and penalties, and we may incur substantial expenses in defending against legal actions related to third-party dealers, whether or not ultimately found liable.

The competitive environment in which we operate often requires the undertaking of customer obligations, which may turn out to be costlier than anticipated and, in turn, materially and adversely affect our business, results of operations and financial condition.

We are often required, at the request of our end customer, to undertake certain obligations such as:

●	system output performance warranties; and

●	system maintenance.

Such customer obligations involve complex accounting analyses and judgments regarding the timing of revenue and expense recognition, and in certain situations these factors may require us to defer revenue or profit recognition until projects are completed or until contingencies are resolved, which could adversely affect revenues and profits in a particular period.

We are subject to risks associated with construction, cost overruns, delays, regulatory compliance and other contingencies, any of which could have a material adverse effect on its business and results of operations.

We are a licensed contractor in certain communities that we service and are ultimately responsible as the contracting party for every solar energy system installation. A significant portion of our business depends on obtaining and maintaining required licenses in various jurisdictions. All such licenses are subject to audit by the relevant government agency. Our failure to obtain or maintain required licenses could result in the termination of certain of our contracts. For example, we hold a license with California’s Contractors State License Board (the “CSLB”) and that license is currently under probation with the CSLB. If we fail to comply with the CSLB’s law and regulations, it could result in termination of certain of our contracts, monetary penalties, extension of the license probation period or revocation of its license in California. In addition, we may be liable, either directly or through its solar partners, to homeowners for any damage we causes to them, their home, belongings or property during the installation of our systems. For example, we either directly or through its solar partners, frequently penetrate homeowners’ roofs during the installation process and may incur liability for the failure to adequately weatherproof such penetrations following the completion of construction. In addition, because the solar energy systems we or our solar partners deploy are high voltage energy systems, we may incur liability for any failure to comply with electrical standards and manufacturer recommendations.

Further, we or our solar partners may face construction delays or cost overruns, which may adversely affect our or our solar partners’ ability to ramp up the volume of installation in accordance with our plans. Such delays or overruns may occur as a result of a variety of factors, such as labor shortages, defects in materials and workmanship, adverse weather conditions, transportation constraints, construction change orders, site changes, labor issues and other unforeseen difficulties, any of which could lead to increased cancellation rates, reputational harm and other adverse effects.

In addition, the installation of solar energy systems, energy-storage systems and other energy-related products requiring building modifications are subject to oversight and regulation in accordance with national, state and local laws and ordinances relating to building, fire and electrical codes, safety, environmental protection, utility interconnection and metering, and related matters. We also rely on certain employees to maintain professional licenses in many of the jurisdictions in which we operate, and the failure to employ properly licensed personnel could adversely affect our licensing status in those jurisdictions. It is difficult and costly to track the requirements of every individual authority having jurisdiction over our installations and to design solar energy systems to comply with these varying standards. Any new government regulations or utility policies pertaining to our systems may result in significant additional expenses to us and our homeowners and, as a result, could cause a significant reduction in demand for solar service offerings.

While we have a variety of stringent quality standards that the company applies in the selection of its solar partners, we do not control our suppliers and solar partners or their business practices. Accordingly, we cannot guarantee that they follow our standards or ethical business practices, such as fair wage practices and compliance with environmental, safety and other local laws. A lack of demonstrated compliance could lead us to seek alternative suppliers or contractors, which could increase costs and result in delayed delivery or installation of our products, product shortages or other disruptions of its operations. Violation of labor or other laws by our suppliers and solar partners or the divergence of a supplier’s or solar partners’ labor or other practices from those generally accepted as ethical in the United States or other markets in which we do business could also attract negative publicity and harm our business, brand and reputation in the market.

Our management has identified conditions that raise substantial doubt about our ability to continue as a going concern.

Our management has concluded that there is substantial doubt about our ability to continue as a going concern. As discussed in the condensed consolidated financial statements, in Part I of this Quarterly Report on Form 10-Q, we have incurred net losses of $51.0 million and $73.4 million during the thirteen and thirty-nine weeks ended October 1, 2023, respectively, and net losses of $4.1 million and $10.8 million during the three and nine months ended September 30, 2022, respectively, and had an accumulated deficit of $327.3 million as of October 1, 2023. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern requires that we obtain sufficient funding to meet our obligations and finance our operations.

If we are not able to secure adequate additional funding when needed, we will need to reevaluate our operating plan and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs or cease operations entirely. These actions could materially impact our business, results of operations and future prospects. There can be no assurance that in the event we require additional financing, such financing will be available on terms that are favorable, or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on our ability to achieve our intended business objectives.

We expect that we will need to raise additional funding to finance our operations. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to curtail planned programs or cease operations entirely.

Our operations have consumed significant amounts of cash since inception. We expect to incur significant operating expenses as we continue to grow our business. We believe that our operating losses and negative operating cash flows will continue into the foreseeable future.

We had cash and cash equivalents of $1.7 million as of October 1, 2023. Our cash position raises substantial doubt regarding our ability to continue as a going concern for 12 months following the issuance of the unaudited condensed consolidated financial statements. We will require substantial additional capital to continue operations. Such additional capital might not be available when we need it and our actual cash requirements might be greater than anticipated. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders, and our financial condition, results of operations, business and prospects could be materially and adversely affected.

We have identified a material weakness in our internal controls over financial reporting. If We are unable to maintain effective internal controls over financial reporting and disclosure controls and procedures, the accuracy and timeliness of our financial and operating reporting may be adversely affected, and confidence in our operations and disclosures may be lost.

In connection with the preparation and audit of our financial statements for the years ended December 31, 2021 and 2020, and our consolidated financial statements for the year ended December 31, 2022, our management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weakness is as follows:

●	We do not have sufficient full-time accounting personnel, (i) to enable appropriate reviews over the financial close and reporting process, (ii) to allow for an appropriate segregation of duties, and (iii) with the requisite experience and technical accounting knowledge to identify, review and resolve complex accounting issues under generally accepted accounting principles in the United States (“GAAP”). Additionally, we did not adequately design and/or implement controls related to conducting a formal risk assessment process.

Complete Solar was not required to perform an evaluation of internal control over financial reporting as of December 31, 2021 and 2020 in accordance with the provisions of the Sarbanes-Oxley Act, nor were we required to do so as of December 31, 2022. Had such an evaluation been performed, additional control deficiencies may have been identified by Complete Solar’s management, and those control deficiencies could have also represented one or more material weaknesses.

We have taken certain steps, such as recruiting additional personnel, in addition to utilizing third-party consultants and specialists, to supplement its internal resources, to enhance its internal control environment and plans to take additional steps to remediate the material weaknesses. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take. We cannot assure you that the measures we have taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to our material weakness in internal control over financial reporting or that it will prevent or avoid potential future material weaknesses.

If we are not able to maintain effective internal control over financial reporting and disclosure controls and procedures, or if material weaknesses are discovered in future periods, a risk that is significantly increased in light of the complexity of our business, we may be unable to accurately and timely report our financial position, results of operations, cash flows or key operating metrics, which could result in late filings of the annual and quarterly reports under the Exchange Act, restatements of financial statements or other corrective disclosures, an inability to access commercial lending markets, defaults under its secured revolving credit facility and other agreements, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

Compliance with occupational safety and health requirements and best practices can be costly, and noncompliance with such requirements may result in potentially significant penalties, operational delays and adverse publicity.

The installation and ongoing operations and maintenance of solar energy systems and energy storage systems requires individuals hired by us, our dealers or third-party contractors, potentially including employees, to work at heights with complicated and potentially dangerous electrical systems. The evaluation and modification of buildings as part of the installation process requires these individuals to work in locations that may contain potentially dangerous levels of asbestos, lead, mold or other materials known or believed to be hazardous to human health. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation under OSHA, DOT regulations and equivalent state and local laws. Changes to OSHA or DOT requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA or DOT regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures or suspend or limit operations. Because individuals hired by us or on our behalf to perform installation and ongoing operations and maintenance of the company’s solar energy systems and energy storage systems, including its dealers and third-party contractors, are compensated on a per project basis, they are incentivized to work more quickly than installers compensated on an hourly basis. While we have not experienced a high level of injuries to date, this incentive structure may result in higher injury rates than others in the industry and could accordingly expose the company to increased liability. Individuals hired by or on behalf of us may have workplace accidents and receive citations from OSHA regulators for alleged safety violations, resulting in fines. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage its reputation and competitive position and adversely affect the business.

Our business has benefited from the declining cost of solar energy system components and business may be harmed to the extent the cost of such components stabilize or increase in the future.

Our business has benefited from the declining cost of solar energy system components and to the extent such costs stabilize, decline at a slower rate or increase, our future growth rate may be negatively impacted. The declining cost of solar energy system components and the raw materials necessary to manufacture them has been a key driver in the price of the solar energy systems we own, and the prices charged for electricity and customer adoption of solar energy. Solar energy system component and raw material prices may not continue to decline at the same rate as they have over the past several years or at all. In addition, growth in the solar industry and the resulting increase in demand for solar energy system components and the raw materials necessary to manufacture them may also put upward pressure on prices. An increase of solar energy system components and raw materials prices could slow growth and cause business and results of operations to suffer. Further, the cost of solar energy system components and raw materials has increased and could increase in the future due to tariff penalties, duties, the loss of or changes in economic governmental incentives or other factors.

Product liability claims against us could result in adverse publicity and potentially significant monetary damages.

It is possible our solar energy systems or energy storage systems could injure customers or other third parties or our solar energy systems or energy storage systems could cause property damage as a result of product malfunctions, defects, improper installation, fire or other causes. Any product liability claim we face could be expensive to defend and may divert management’s attention. The successful assertion of product liability claims against us could result in potentially significant monetary damages, potential increases in insurance expenses, penalties or fines, subject the company to adverse publicity, damage our reputation and competitive position and adversely affect sales of solar energy systems or energy storage systems. In addition, product liability claims, injuries, defects or other problems experienced by other companies in the residential solar industry could lead to unfavorable market conditions to the industry as a whole and may have an adverse effect on our ability to expand its portfolio of solar service agreements and related solar energy systems and energy storage systems, thus affecting our business, financial condition and results of operations.

Our warranty costs may exceed the warranty reserve.

We provide warranties that cover parts performance and labor to purchasers of our solar modules. We maintain a warranty reserve on our financial statements, and our warranty claims may exceed the warranty reserve. Any significant warranty expenses could adversely affect our financial condition and results of operations. Significant warranty problems could impair our reputation which could result in lower revenue and a lower gross margin.

We are subject to legal proceedings and regulatory inquiries and may be named in additional claims or legal proceedings or become involved in regulatory inquiries, all of which are costly, distracting to our core business and could result in an unfavorable outcome or harm our business, financial condition, results of operations or the trading price for our securities.

We are involved in claims, legal proceedings that arise from normal business activities. In addition, from time to time, third parties may assert claims against us. We evaluate all claims, lawsuits and investigations with respect to their potential merits, our potential defenses and counter claims, settlement or litigation potential and the expected effect on us. In the event that we are involved in significant disputes or are the subject of a formal action by a regulatory agency, we could be exposed to costly and time-consuming legal proceedings that could result in any number of outcomes. Although outcomes of such actions vary, any claims, proceedings or regulatory actions initiated by or against us whether successful or not, could result in expensive costs of defense, costly damage awards, injunctive relief, increased costs of business, fines or orders to change certain business practices, significant dedication of management time, diversion of significant operational resources or some other harm to the business. In any of these cases, our business, financial condition or results of operations could be negatively impacted.

We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. In our opinion, resolution of all current matters is not expected to have a material adverse impact on our business, financial condition or results of operations. However, depending on the nature and timing of any such controversy, an unfavorable resolution of a matter could materially affect our future business, financial condition or results of operations, or all of the foregoing, in a particular quarter.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified directors and officers.

We will face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time- consuming. A number of those requirements will require us to carry out activities we had not done previously.

For example, we created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future and may never achieve profitability. Under current U.S. federal income tax law, unused losses for the tax year ended December 31, 2017 and prior tax years will carry forward to offset future taxable income, if any, until such unused losses expire, and unused federal losses generated after December 31, 2017 will not expire and may be carried forward indefinitely but will be only deductible to the extent of 80% of current year taxable income in any given year. Many states have similar laws.

In addition, both current and future unused net operating loss (“NOL”) carryforwards and other tax attributes may be subject to limitation under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in equity ownership by certain stockholders over a three-year period. The Business Combination may have resulted in an ownership change for us and, accordingly, our NOL carryforwards and certain other tax attributes may be subject to limitations (or disallowance) on their use after the Business Combination. Our NOL carryforwards may also be subject to limitation as a result of prior shifts in equity ownership. Additional ownership changes in the future could result in additional limitations on our NOL carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our NOL carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations.

Sales of a substantial number of our common stock in the public market by our shareholders could cause the price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline.

Provisions in our Certificate of Incorporation and Bylaws and provisions of the DGCL may delay or prevent an acquisition by a third party that could otherwise be in the interests of shareholders.

Our Certificate of Incorporation and Bylaws contain several provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of our board. These provisions, which may delay, prevent or deter a merger, acquisition, tender offer, proxy contest, or other transaction that stockholders may consider favorable, include the following:

●	advance notice requirements for stockholder proposals and director nominations;

●	provisions limiting stockholders’ ability to call special meetings of stockholders and to take action by written consent;

●	restrictions on business combinations with interested stockholders;

●	no cumulative voting; and

●	the ability of the board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used, among other things, to institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquirer, likely preventing acquisitions by such acquirer.

These provisions of our Certificate of Incorporation and Proposed Bylaws could discourage potential takeover attempts and reduce the price that investors might be willing to pay for the shares of our common stock in the future, which could reduce the market price of our common stock.

The provision of our Certificate of Incorporation requiring exclusive venue in the Court of Chancery in the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against directors and officers.

Our Certificate of Incorporation provides that, unless otherwise consented to by us in writing, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for the following types of actions or proceedings:

●	any derivative action or proceeding brought on behalf of us;

●	any action asserting a claim of breach of a duty (including any fiduciary duty) owed by any of our current or former directors, officers, stockholders, employees or agents to us or our stockholders;

●	any action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents relating to any provision of the DGCL or our Certificate of Incorporation or the Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; and

●	any action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents governed by the internal affairs doctrine of the State of Delaware, in each such case unless the Court of Chancery (or such other state or federal court located within the State of Delaware, as applicable) has dismissed a prior action by the same plaintiff asserting the same claims because such court lacked personal jurisdiction over an indispensable party named as a defendant therein.

Our Certificate of Incorporation will further provide that, unless otherwise consented to by us in writing to the selection of an alternative forum, the federal district courts of the United States will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint against any person in connection with any offering of our securities, asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in our securities will be deemed to have notice of and consented to this provision.

Although our Certificate of Incorporation contains the choice of forum provisions described above, it is possible that a court could rule that such provisions are inapplicable for a particular claim or action or that such provisions are unenforceable. For example, under the Securities Act, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. In addition, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and, therefore, the exclusive forum provisions described above do not apply to any actions brought under the Exchange Act.

Although we believe these provisions will benefit us by limiting costly and time-consuming litigation in multiple forums and by providing increased consistency in the application of applicable law, these exclusive forum provisions may limit the ability of our shareholders to bring a claim in a judicial forum that such shareholders find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and other employees.

We may be required to repurchase up to 6,720,000 shares of common stock from the investors with whom we entered into Forward Purchase Agreements in connection with the closing of the Business Combination, which would reduce the amount of cash available to us to fund our growth plan.

On and around July 13, 2023, FACT entered into separate Forward Purchase Agreements with certain investors (together, the “FPA Investors”), pursuant to which FACT (now Complete Solaria following the Closing) agreed to purchase in the aggregate, on the date that is 24 months after the Closing Date (the “Maturity Date”), up to 6,720,000 shares of common stock then held by the FPA Investors (subject to certain conditions and purchase limits set forth in the Forward Purchase Agreements). Pursuant to the terms of the Forward Purchase Agreements, each FPA Investor further agreed not to redeem any of the FACT Class A Ordinary Shares owned by it at such time. The per price at which the FPA Investors have the right to sell the shares to us on the Maturity Date will not be less than $5.00 per share.

If the FPA Investors hold some or all of the 6,720,000 forward purchase agreement shares on the Maturity Date, and the per share trading price of our common stock is less than the per share price at which the FPA Investors have the right to sell the common stock to us on the Maturity Date, we would expect that the FPA Investors will exercise this repurchase right with respect to such shares. In the event that we are required to repurchase these forward purchase agreement shares, or in the event that the forward purchase agreements are terminated the amount of cash arising from the Business Combination that would ultimately be available to fund our liquidity and capital resource requirements would be reduced accordingly, which would adversely affect our ability to fund our growth plan in the manner we had contemplated when entering into the forward purchase agreements.

Our Warrants may not be exercised at all or may be exercised on a cashless basis and we may not receive any cash proceeds from the exercise of the Warrants.

The exercise price of the Warrants may be higher than the prevailing market price of the underlying shares of common stock. The exercise price of the Warrants is subject to market conditions and may not be advantageous if the prevailing market price of the underlying shares of common stock is lower than the exercise price. The cash proceeds associated with the exercise of Warrants to purchase our common stock are contingent upon our stock price. The value of our common stock will fluctuate and may not align with the exercise price of the warrants at any given time. If the Warrants are “out of the money,” meaning the exercise price is higher than the market price of our common stock, there is a high likelihood that warrant holders may choose not to exercise their warrants. As a result, we may not receive any proceeds from the exercise of the Warrants.

Furthermore, with regard to the Private Warrants and Working Capital Warrants, it is possible that we may not receive cash upon their exercise, since these warrants may be exercised on a cashless basis. A cashless exercise allows warrant holders to convert the warrants into shares of our common stock without the need for a cash payment. Instead of paying cash upon exercise, the warrant holder would receive a reduced number of shares based on a predetermined formula. As a result, the number of shares issued through a cashless exercise will be lower than if the warrants were exercised on a cash basis, which could impact the cash proceeds we receive from the exercise of such warrants.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
2.1	Amended and Restated Business Combination Agreement, dated as of May 26, 2023, by and among Freedom Acquisition I Corp., Jupiter Merger Sub I Corp., Jupiter Merger Sub II LLC, Complete Solar Holding Corporation, and The Solaria Corporation	S-4	333-269674	2.1	May 31, 2023
2.2	Agreement and Plan of Merger, dated as of October 3, 2022, by and between Complete Solar Holding Corporation, Complete Solar Midco, LLC, Complete Solar Merger Sub, Inc., The Solaria Corporation, and Fortis Advisors LLC	S-4	333-269674	2.4	February 10, 2023
2.3	Asset Purchase Agreement dated September 19, 2023, by and among Complete Solaria, Inc., SolarCA, LLC, and Maxeon Solar Technologies, Ltd.	8-K	001-40117	2.1	2023-09-21
3.1	Certificate of Incorporation of Complete Solaria	8-K	001-40017	3.1	2023-07-21
3.2	Bylaws of Complete Solaria	8-K	001-40017	3.2	2023-07-21
4.1	Form of Replacement Warrant	8-K	001-40117	4.1	2023-10-12
4.2	Form of First Amendment to Replacement Warrant	8-K	001-40117	4.2	2023-10-12
4.3	Amended and Restated Registration Rights Agreement, dated July 18, 2023, by and among the Company and certain other stockholders party thereto	8-K	001-40117	4.1	2023-07-24
4.4	Warrant Agreement, dated February 25, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-40117	4.1	2021-03-2
10.1	Form of Indemnification Agreement	8-K	001-40017	10.23	2023-07-24
10.2	Forward Purchase Agreement, dated July 13, 2023, between Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP and Meteora Select Trading Opportunities Master, LP; Freedom Acquisition I Corp.; and Complete Solaria, Inc.	8-K	001-40017	10.24	2023-07-24
10.3	Forward Purchase Agreement, dated July 13, 2023, between Polar Multi-Strategy Master Fund; Freedom Acquisition I Corp. and Complete Solaria, Inc.	8-K	001-40017	10.25	2023-07-24
10.4	Forward Purchase Agreement, dated July 13, 2023, between Diametric True Alpha Market Neutral Master Fund, LP, Diametric True Alpha Enhanced Market Neutral Master Fund, LP, and Pinebridge Partners Master Fund, LP; Freedom Acquisition I Corp. and Complete Solaria, Inc.	8-K	001-40017	10.26	2023-07-24
10.5	FPA Funding Amount Pipe Subscription Agreements dated July 13, 2023, between Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP and Meteora Select Trading Opportunities Master, LP; Freedom Acquisition I Corp.; and Complete Solaria, Inc.	8-K	001-40017	10.27	2023-07-24

10.6	FPA Funding Amount Pipe Subscription Agreements dated July 13, 2023, between Polar Multi-Strategy Master Fund; Freedom Acquisition I Corp. and Complete Solaria, Inc.	8-K	001-40017	10.28	2023-07-24
10.7	FPA Funding Amount Pipe Subscription Agreements, dated July 13, 2023, between Diametric True Alpha Market Neutral Master Fund, LP, Diametric True Alpha Enhanced Market Neutral Master Fund, LP, and Pinebridge Partners Master Fund, LP; Freedom Acquisition I Corp. and Complete Solaria, Inc.	8-K	001-40017	10.29	2023-07-24
10.8	New Money Pipe Subscription Agreements dated July 13, 2023, between Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP and Meteora Select Trading Opportunities Master, LP; Freedom Acquisition I Corp.; and Complete Solaria, Inc.	8-K	001-40017	10.30	2023-07-24
10.9	New Money Pipe Subscription Agreements, dated July 13, 2023, between Diametric True Alpha Market Neutral Master Fund, LP, Diametric True Alpha Enhanced Market Neutral Master Fund, LP, and Pinebridge Partners Master Fund, LP; Freedom Acquisition I Corp. and Complete Solaria, Inc.	8-K	001-40017	10.31	2023-07-24
10.10	Form of Subscription Agreement	8-K	001-40017	10.32	2023-07-24
10.11	Form of Subscription Agreement	8-K	001-40017	10.1	2023-07-14
10.12	Promissory Note dated July 10, 2023, issued by Freedom Acquisition I Corp. to Freedom Acquisition I LLC	8-K	001-40017	10.1	2023-07-11
10.13	Consent to Business Combination Agreement, dated July 9, 2023.	8-K	001-40017	10.1	2023-07-10
10.14	Complete Solaria, Inc. 2023 Incentive Equity Plan	8-K	001-40017	10.5	2023-07-24
10.15	Forms of Option Grant Notice and Option agreement and Global RSU Grant Notice and Agreement	8-K	001-40017	10.6	2023-07-24
10.16	Complete Solaria, Inc. 2023 Employee Stock Purchase Plan	8-K	001-40017	10.7	2023-07-24
31.1*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the consolidated condensed financial statements and accompanying notes in Consolidated Condensed Financial Statements and Supplemental Details
104*	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101

*	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Complete Solaria, Inc. (Registrant)

Date: November 14, 2023	By:	/s/ WILLIAM J. ANDERSON
William J. Anderson
Chief Executive Officer

Date: November 14, 2023	By:	/s/ BRIAN WUEBBELS
Brian Wuebbels
Chief Financial Officer