Form 10-K
period 2023-12-31
Complete Solaria, Inc.
filed 2024-04-01
CIK 1838987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023.

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 001-40117

COMPLETE SOLARIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	93-2279786
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45700 Northport Loop East, Fremont, California	94538
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 270-2507

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.0001 per share	CSLR	The Nasdaq Global Market
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	CSLRW	The Nasdaq Global Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of registrant’s voting and non-voting common stock held by non-affiliates of registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $210,225,910, based upon the closing sale price of the registrant’s shares of common stock of $10.60 as reported on The Nasdaq Global Market. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 26, 2024, 49,096,535 shares of common stock, par value $0.0001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

COMPLETE SOLARIA, INC. AND SUBSIDIARIES

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our and our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

●	our ability to recognize the anticipated benefits of the Business Combination (as defined below), which may be affected by, among other things, competition and our ability to grow and manage growth profitably following the closing of the Business Combination;

●	our financial and business performance following the Business Combination, including financial projections and business metrics;

●	changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;

●	our ability to meet the expectations of new and current customers, and our ability to achieve market acceptance for our products;

●	our expectations and forecasts with respect to market opportunity and market growth;

●	the ability of our products and services to meet customers’ compliance and regulatory needs;

●	our ability to attract and retain qualified employees and management;

●	our ability to develop and maintain its brand and reputation;

●	developments and projections relating to our competitors and industry;

●	changes in general economic and financial conditions, inflationary pressures and the resulting impact demand, and our ability to plan for and respond to the impact of those changes;

●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	our future capital requirements and sources and uses of cash;

●	our ability to obtain funding for its operations and future growth; and

●	our business, expansion plans and opportunities.

Actual events or results may differ from those expressed in forward-looking statements. You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and we cannot predict all risks and uncertainties that could impact the forward-looking statements contained in this Annual Report on Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements in this Annual Report on Form 10-K relate only to events as of the date the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of future acquisitions, mergers, dispositions, joint ventures, or investments.

SUMMARY RISK FACTORS

●	Our management has identified conditions that raise substantial doubt about our ability to continue as a going concern.

●	Our business depends in part on the availability of rebates, tax credits and other financial incentives. The expiration, elimination or reduction of these rebates, credits or incentives or the ability to monetize them could adversely impact the business.

●	Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.

●	Risks associated with a highly complex global supply chain, including from disruptions, delays, trade tensions, or shortages.

●	We rely on net metering and related policies to offer competitive pricing to customers in many of our current markets and changes to net metering policies may significantly reduce demand for electricity from residential solar energy systems.

●	We utilize a limited number of suppliers of solar panels and other system components to adequately meet anticipated demand for our solar service offerings. Any shortage, delay or component price change from these suppliers or delays and price increases associated with the product transport logistics could result in sales and installation delays, cancellations, and loss of market share.

●	We provide warranties for solar system installations, solar panels, and other system components that may negatively impact overall profitability.

●	We utilize third-party sales and installation partners whose performance could result in sales and installation delays, cancellations, and loss of market share.

●	Risks associated with solar system installation and connection delays, including the potential for recoupment or clawback of payments by financing partners.

●	Due to the general economic environment and any market pressure that would drive down the average selling prices of solar power products, among other factors, we may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund operations and make adequate capital investments as planned.

●	Our business substantially focuses on solar service agreements and transactions with residential customers.

●	We have incurred losses and may be unable to achieve or sustain profitability in the future.

●	Our business is concentrated in certain markets, including California, putting us at risk of region-specific disruptions.

●	We depend on a limited number of customers and sales contracts for a significant portion of revenues, and the loss of any customer or cancellation of any contract may cause significant fluctuations or declines in revenues.

●	We have identified a material weakness in our internal controls over financial reporting. If we cannot maintain effective internal controls over financial reporting and disclosure controls and procedures, the accuracy and timeliness of our financial and operating reporting may be adversely affected, and confidence in our operations and disclosures may be lost.

PART I

ITEM 1. BUSINESS

Our Mission

Our mission is to deliver energy-efficient solutions to homeowners and small to medium-sized businesses that allow them to lower their energy bills while reducing their carbon footprint. Complete Solaria, Inc., or Complete Solaria, has created a unique, end-to-end offering that delivers a best-in-class customer experience with a robust technology platform, financing solutions, and high-performance solar modules.

Business Overview

Complete Solaria was formed in November 2022 through the merger of Complete Solar Holding Corporation, a Delaware corporation (“Complete Solar”),and The Solaria Corporation, a Delaware corporation (such entity, “Solaria,” and such transaction, the “Business Combination”). Complete Solaria created a technology platform to offer clean energy products to homeowners by enabling a national network of sales partners and build partners. Our sales partners generate solar installation contracts with homeowners on our behalf. To facilitate this process, we provide the software tools, sales support and brand identity to our sales partners, making them competitive with national providers. This turnkey solution makes it easy for anyone to sell solar. We fulfill our customer contracts by engaging with local construction specialists. We manage the customer experience and complete all pre-construction activities prior to delivering build-ready projects including hardware, engineering plans, and building permits to our builder partners. We manage and coordinate this process through our proprietary HelioTrackTM software system.

Complete Solaria provides residential solar system designs, proposals, and CAD drawing sets to existing sales partners and other residential solar companies, regardless of whether they participate as or builder partners. In doing so, Complete Solaria seeks to power the entire solar power industry.

In October 2023, we sold solar panel assets of The Solaria Corporation, including intellectual property and customer contracts to Maxeon Solar Technologies, Ltd. (“Maxeon”), pursuant to the terms of an asset purchase agreement (the “Disposal Agreement”). Under the terms of the Disposal Agreement, Maxeon agreed to acquire certain assets and employees of Complete Solaria for an aggregate purchase price of approximately $11.0 million consisting of 1,100,000 shares of Maxeon ordinary shares.

Revenue Model

Our current products fall into two general categories: Solar System Sales and Software Enhanced Services.

●	Solar System Sales: Complete Solaria sells solar systems to homeowners and small to medium-sized commercial customers through third-party sales partners. Complete Solaria manages every aspect of project management for those contracts before ultimately contracting with builder partners to complete the construction of the solar systems. This residential solar platform provides homeowners with simple pricing for solar energy that provides significant savings to traditional utility energy. Homeowners can choose from a wide array of system features and financing options that best meet their needs. By delivering the best-matched products and a best-in-class customer experience, Complete Solaria establishes valuable customer relationships that can extend beyond the initial solar energy system purchase and provides Complete Solaria with opportunities to offer additional products and services in the future.

●	Software Enhanced Services: The HelioQuoteTM software system is provided to existing sales partners and other participants in the solar industry and powers our sales of residential solar designs, proposals, and engineering services.

Technology Innovation

Since its inception, Complete Solaria has continued to invest in a platform of services and tools to enable large-scale operations for sales and builder partners. The platform incorporates processes and software solutions that simplify and streamline design, proposals, and project management throughout the lifecycle of a residential solar project. The platform empowers new market entrants and smaller industry participants with its plug-and-play capabilities. The ecosystem Complete Solaria has built provides broad reach, and we believe it positions Complete Solaria for sustained and rapid growth through a capital-efficient business model. The network of our partners continues to expand today.

Differentiation and Operating Results

Delivering a differentiated customer experience is core to Complete Solaria’s strategy. It emphasizes a customized solution, including a design specific to each customer’s home and pricing configurations that typically drive both customer savings and value. Developing a trusted brand and providing a customized solar service offering resonates with customers accustomed to a traditional residential power market that is often overpriced and lacking in customer choice.

Financing Solutions

Complete Solaria assists its end customers with financing solutions through third-party lease providers, power purchase agreement providers and third-party loan providers.

Customers may lease a Complete Solaria solar system. The lease provider will purchase the solar system and the property owner will rent the solar system in exchange for the electricity the system produces.

Through a power purchase agreement, a third-party developer installs, owns, and operates a solar system on a customer’s property. The customer then purchases the system’s electric output for a predetermined period. A power purchase agreement allows the customer to receive stable and often low-cost electricity with no upfront cost while also enabling the owner of the system to take advantage of tax credits and receive income from the sale of electricity.

Lastly, third-party loan providers offer Complete Solaria’s end customers a loan to purchase solar systems, and then the customers will pay off the loan over a period of time.

Our Strategy

Complete Solaria’s strategy focuses on providing its sales partners with the software tools, sales support, and ability to compete effectively with national providers. This turnkey solution makes it easy for anyone to sell solar.

Solar System Sales

Solar System Sales are full systems sold to homeowners and small to medium-sized commercial businesses through Complete Solaria’s sales partner channels. Complete Solaria and its builder partners fulfill and install the systems.

●	Increase revenue by expanding installation capacity and developing new geographic markets through Complete Solaria’s partner programs.— Certain Complete Solaria partners become builder partners who install systems resulting from sales generated by Complete Solaria’s sales partners. By leveraging this network of skilled builders, Complete Solaria aims to increase its installation capacity in traditional markets and expand its offering into new geographies throughout the U.S. We believe this will enable greater sales growth in existing markets and create new revenue in expansion markets.

●	Increase revenue and margin by engaging national-scale sales partners— Complete Solar operated in 16 states before the formation of Complete Solaria. By expanding operations nationally, Complete Solaria will be able to offer a turnkey solar solution to prospective sales partners with a national footprint. These include electric vehicle manufacturers, national home security providers, and real estate brokers. Complete Solaria expects to create a consistent offering with a single execution process for such sales partners throughout their territories. These national accounts have unique customer relationships that will facilitate meaningful sales opportunities and low acquisition cost to increase revenue and improve margin.

Software and Services

Software and services sales include access to Complete Solaria’s HelioQuoteTM sales proposal and system design software; proposal writing services that support field sales agents; and design, engineering, and permitting services that improve subscale solar companies’ operational effectiveness and cost efficiency. See “Increase revenue and margin by bundling software enhanced services with solar module sales” above.

In support of Complete Solaria’s strategy to increase revenue and expand margin opportunities in its two core products, Complete Solaria also considers the following activities to be key elements of its strategy:

●	Expand Partnerships with Solar Partners, Strategic Partners, and Attractive New Market Participants. Complete Solaria’s platform of services and tools allows it to engage with a wide variety of solar industry partners and new industry participants, such as retailers and service providers who would like to offer solar to new and existing customers. Complete Solaria plans to continue to invest in its ability to attract, convert, grow, and retain promising partners to facilitate capital-efficient growth.

●	Continue to Invest in the digital platform. Complete Solaria plans to continue to invest in and develop complementary software, services, and technologies to enhance the scalability of its platform and support an automated, highly efficient operational structure that delivers a world-class customer experience. Complete Solaria expects to continue to make significant investments in automating the end-to-end solar process through improved workflow management, electronic site-audit, and electronic permitting capabilities. Additionally, Complete Solaria plans to continue to develop consumer facing software to enhance consumers’ ability to manage their solar systems and integrate other energy-efficient products and services into their homes.

●	Continue to Deliver a Differentiated Customer Experience. Complete Solaria prioritizes the customer experience. Its systems enable fast project fulfillment, direct customer communication, and facilitation of third-party sales, installation, and finance partners for a seamless customer experience. These systems also enable a broad service offering with customized configurations and pricing. Further development of these systems will enable future product offerings and increasingly optimized solar and energy-efficient configurations for Complete Solaria’s customers.

Our Strengths

The following strengths position Complete Solaria to drive the mass adoption of residential solar in a manner that maximizes the value of its growing customer base over the long term:

●	Platform of Services and Tools: A diversified and multi-pronged customer acquisition approach. This infrastructure underpins the ability to enjoy broad customer reach with a low system-wide cost structure and positions Complete Solaria for expansion to every market where distributed solar energy generation can offer homeowners savings versus traditional utility retail power.

●	Differentiated Customer Experience: We offer a unique customer experience through various methods: customer-friendly solar service features, tailored designs and customizable pricing for each homeowner, a highly consultative sales process, and a focus on customer savings.

●	Unique access to customers through third-party sales channels: The turn-key solar product offering, best-in-class customer service, and national footprint support third-party sales channels and strategic national partnerships. Complete Solaria provides solutions for sales channels seeking to expand their geographic reach and strengthen their relationships with their own customers.

Technology Suite

HelioSuite is an innovative, end-to-end software platform designed to manage every aspect of a residential solar project. HelioSuite was originally designed to support our internal sales and build partners to ensure a seamless customer experience. In 2021, Complete Solaria commercialized the software solutions through Helio Proposal Services provide proposal services for residential solar sales companies outside of Complete Solar’s existing network of sales partners. Features of the Technology Suite include the following capabilities, some of which are planned for roll-out in the future:

●	HelioQuoteTM: is an automated solar design tool that rapidly generates optimized proposals and executable contracts. Software innovations that automate system design and layout while optimizing homeowner economics enable proposal generation. The average turnaround time for a proposal is only five minutes, which we believe is much faster than our competitors.

●	HelioTrackTM: a project management software that streamlines the installation process and coordinates interactions between Complete Solaria, homeowners, sales partners and build partners. It includes a customer relationship management tool that provides payroll, commissions tracking, and project progression to all partners. The equipment management module coordinates the bill of materials and ordering process and tracks and manages all inventory for a project. The construction module assigns projects, calculates commissions and payments, and control quality. The Complete Solar Project Management tools automate task assignments and times and track progress.

●	Share The Sun: is an online customer engagement platform where customers can make referrals and share information on social networks. Complete Solaria has considered offering services that allow customers to view their energy generation, pay their bills, contact the customer service team, and assess their positive environmental impact.

Customer Service and Operations

Solar System Sales

Complete Solaria has made significant investments to create a platform of services and tools that addresses customer origination, system design and installation, and general customer support. Before a sales representative conducts a consultation, homeowners are pre-qualified based on a preliminary evaluation which considers a homeowner’s credit, home ownership, electricity usage and suitability of the roof based on age, condition, shading and pitch. Once a homeowner is pre-qualified, all necessary data is collected and a proposal is generated for the homeowner. If a homeowner is interested in moving forward, a customer contract is automatically generated for electronic execution. This contract then undergoes a final review and verification of credit before it is countersigned.

Once an agreement is fully executed, a service tech performs a site audit at the home to inspect the roof and measure shading. This audit follows a final system design plan and an application for any required building permits. The plans are reviewed to ensure they conform to the executed contract or to process a change order if required. A second production estimate is generated at this time and if the expected energy production exceeds or falls below the original estimate by certain thresholds, the homeowner agreement is modified accordingly. To reduce installation costs and operational risk, there are defined design and installation quality standards designed to ensure that homeowners receive a quality product, regardless of who installs the system.

After the solar panels are installed, the customer care team follows up with the homeowner with a survey on their experience. If a system requires maintenance, Complete Solaria or a partner or dedicated service-only contractor will visit the customer’s home and perform any necessary repairs or maintenance at no additional cost to the customer.

Software Enhanced Services

Complete Solaria’s partners are third-party Sales organizations that use the design and proposal services for their residential solar projects. Complete Solaria staffs a sales support desk six days a week to provide live customer support for sales representatives who need a design or proposal for a potential homeowner sale. These customer support teams rapidly produce proposals, answer questions, and offer other forms of support for sales personnel.

Suppliers

The main components of a residential solar energy system are the solar modules, inverters, and racking systems. Complete Solaria generally purchases these components for build partners from select distributors, which are then shipped to build partners for installation. There is a running list of approved suppliers in the event any of the sources for modules, inverters or other components become unavailable. If Complete Solaria fails to develop, maintain, and expand relationships with these or other suppliers, the ability to meet anticipated demand for solar energy systems may be adversely affected, or at higher costs or delayed. If one or more of the suppliers ceases or reduces production due to its financial condition, acquisition by a competitor or otherwise, it may be difficult to identify alternate suppliers quickly or to qualify alternative products on commercially reasonable terms, and the ability to satisfy this demand may be adversely affected.

Complete Solaria screens all suppliers and components based on expected cost, reliability, warranty coverage, ease of installation, etc. The declining cost of solar modules and the raw materials necessary to manufacture them have been a key driver in the prices charged for electricity and homeowner adoption of solar energy. If solar module and raw material prices do not continue to decline at the same rate as they have over the past several years, the resulting prices could slow growth and cause financial results to suffer. If Complete Solaria is required to pay higher prices for supplies, accept less favorable terms, or purchase solar modules or other system components from alternative, higher-priced sources, financial results may be adversely affected.

Complete Solaria’s build partners are responsible for and source the other products related to solar energy systems, such as fasteners, wiring and electrical fittings. From time-to-time, Complete Solaria procures these other products related to solar energy systems for its own installation business. Complete Solaria manages inventory through local warehouses and as segregated inventory at build partners.

The main components of a residential solar module are the solar cells. Complete Solaria’s solar modules are generally manufactured by third-party select manufacturers and are purchased from distributors.

Complete Solaria screens all suppliers and components based on expected cost, reliability, warranty coverage, ease of installation, and other factors. It typically enters into master contract arrangements with major suppliers that define the general terms and conditions of purchases, including warranties, product specifications, indemnities, delivery and other customary terms.

Competition

Solar System Sales

Complete Solaria’s primary competitors are the traditional utilities that supply electricity to potential customers. It competes with these traditional utilities primarily based on price (cents per kilowatt hour), predictability of future prices (by providing pre-determined annual price escalations) and the ease by which homeowners can switch to electricity generated by solar energy systems. Based on these factors, Complete Solaria competes favorably with traditional utilities.

Complete Solaria competes for homeowner customers with other solar sales and installation companies and with solar companies with business models that are similar to Complete Solaria’s. Complete Solaria’s main competitors can be grouped broadly into (a) national, vertically integrated companies with established brands and proprietary consumer financing products; (b) small, local solar contractors who operate with relatively low-fixed overhead expenses but who may lack systems, tools, and sophisticated product offerings; and (c) sales aggregators who engage with third-party sales companies to generate installation contracts. Complete Solaria competes favorably with these companies, with (a) better customer experience and better Sales Partner experience than the national vertically integrated companies; (b) better pricing and broader customer offerings than smaller local solar contractors; and (c) a better build partner experience than sales aggregators.

Complete Solaria also faces competition from purely finance-driven organizations that acquire homeowner customers and then subcontract out the installation of solar energy systems, installation businesses that seek financing from external parties, large construction companies and utilities and sophisticated electrical and roofing companies. At the same time, the open platform provides opportunities for these competitors to become partners, and the open platform offers these new market participants a cost-effective way to enter the market and compelling process, technology and supply chain services over the long term.

Intellectual Property

Complete Solaria seeks to protect its intellectual property rights by relying on federal, state and common law rights in the U.S. and other countries, as well as contractual restrictions. It generally enters into confidentiality and invention assignment agreements with employees and contractors, and confidentiality agreements with other third parties, in order to limit access to, and disclosure and use of, confidential information and proprietary technology. In addition to these contractual arrangements, Complete Solaria also relies on a combination of trademarks, trade dress, domain names, copyrights, and trade secrets to help protect the brand and other intellectual property.

Government Regulations and Incentives

Governments have used different public policy mechanisms to accelerate the adoption and use of solar power. Examples of customer-focused financial mechanisms include capital cost rebates, performance-based incentives, feed-in tariffs, tax credits, renewable portfolio standards, net metering, and carbon regulations. Some of these government mandates and economic incentives are scheduled to be reduced or to expire or could be eliminated. Capital cost rebates provide funds to customers based on the cost and size of a customer’s solar power system. Performance-based incentives provide funding to a customer based on the energy produced by their solar power system. Feed-in tariffs pay customers for solar power system generation based on energy produced at a rate generally guaranteed for a period of time. Tax credits reduce a customer’s taxes at the time the taxes are due. Renewable portfolio standards mandate that a certain percentage of electricity delivered to customers comes from eligible renewable energy resources. Net metering allows customers to deliver to the electric grid any excess electricity produced by their on-site solar power systems and to be credited for that excess electricity at or near the full retail price of electricity. Carbon regulations, including cap-and-trade and carbon pricing programs, increase the cost of fossil fuels, which release climate-altering carbon dioxide and other greenhouse gas emissions during combustion.

In addition to the mechanisms described above, there are various incentives for homeowners and businesses to adopt solar power in The Inflation Reduction Act of 2022. Moreover, in Europe, the European Commission has mandated that its member states adopt integrated national climate and energy plans to increase their renewable energy targets to be achieved by 2030, which could benefit the deployment of solar. However, the U.S. and European Union, among others, have imposed tariffs or are evaluating the imposition of tariffs on solar panels, solar cells, polysilicon, and other components. These and any other tariffs or similar taxes or duties may offset the incentives described above and increase the price of Complete Solaria’s solar products.

Employees and Human Capital Resources

As of December 31, 2023, Complete Solaria had over 134 employees. Complete Solaria also engages independent contractors and consultants. No employees are covered by collective bargaining agreements. There have not been any work stoppages.

Complete Solaria’s human capital resources objectives include identifying, recruiting, retaining, training, and integrating its existing and new employees. The principal purposes of Complete Solaria’s equity incentive plans are to attract, retain and motivate personnel through the granting of equity-based awards, increasing stockholder value and the success of Complete Solaria by motivating such individuals to perform to the best of their abilities and achieve Complete Solaria’s objectives.

Facilities

Complete Solaria’s corporate headquarters and executive offices are located in Fremont, California and it also maintains an office in Lehi, Utah.

Complete Solaria leases all the facilities and owns no real property. Complete Solaria believes that current facilities are adequate to meet ongoing needs. If additional space is required, Complete Solaria believes that it will be able to obtain additional facilities on commercially reasonable terms.

U.S. Corporate Information

We were originally known as Freedom Acquisition I Corp (“FACT”). We are engaged in solar system sales and associated commerce. On July 18, 2023, Complete Solaria, FACT, and certain other entities consummated the transactions contemplated under that certain amended and restated Business Combination Agreement, dated as of May 26, 2023, following the approval at the special meeting of the stockholders of FACT held July 11, 2023. In connection with the closing of the Business Combination, we changed our name from Freedom Acquisition I Corp. to Complete Solaria, Inc.

Our principal executive offices are located at 45700 Northport Loop E, Fremont, CA 94538, and our telephone number is (510) 270-2507.

Access to Company Information

We file or furnish periodic reports and amendments thereto, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Complete Solar’s internet address is https://www.completesolaria.com. Through our internet website, we make available, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. The information on our website is not a part of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes appearing in Part II, Item 8 of this Annual Report on Form 10-K and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our securities. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

You should not interpret our disclosure of any of the following risks to imply that such risks have not already materialized.

Risks Related to our Businesses and Industry

Our business depends in part on the availability of rebates, tax credits and other financial incentives. The expiration, elimination or reduction of these rebates, credits or incentives or the ability to monetize them could adversely impact our business.

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

The Inflation Reduction Act (“IRA”) extended and modified prior law applicable to tax credits that are available with respect to solar energy systems. Under the IRA, the following credits are available: (i) a production tax credit under Code Section 44 (for facilities that begin construction before January 1, 2025) and Code Section 45Y (for facilities that begin construction between January 1, 2025 and the year that is four calendar years after the year in which certain U.S. greenhouse gas emissions percentages are met) (the “PTC”) in connection with the installation of certain solar facilities and energy storage technology, (ii) an investment tax credit under Code Section 48 (for facilities that begin construction before January 1, 2025) and Code Section 48E (for facilities that begin construction between January 1, 2025 and the year that is four calendar years after the year in which certain U.S. greenhouse gas emissions percentages are met) (the “ITC”) in connection with the installation of certain solar facilities and energy storage technology, and (iii) a residential clean energy credit (the “Section 25D Credit”) in connection with the installation of property that uses solar energy to generate electricity for residential use.

Prior to the IRA, the PTC for solar facilities had phased out and was no longer available. The IRA reinstated the PTC for solar facilities. The PTC available to a taxpayer in a taxable year is equal to a certain rate multiplied by the kilowatt hours of electricity produced by the taxpayer from solar energy at a facility owned by it and sold to an unrelated party during that taxable year. The base rates for the PTC is 0.3 cents. This rate is increased to 1.5 cents for projects that (i) have a maximum net output of less than one MW AC, (ii) begin construction before January 29, 2023, or (iii) meet certain prevailing wage and apprenticeship requirements. It also may be increased for projects that include a certain percentage of components that were produced in the U.S., projects that are located in certain energy communities, and projects that are located in low-income communities.

The ITC available to a taxpayer in a taxable year is equal to the “energy percentage” of the basis of “energy property” placed in service by the taxpayer during that taxable year. “Energy property” includes equipment that uses solar energy to generate electricity (including structural components that are necessary to the functioning of a solar facility as a whole) and certain energy storage systems (including batteries included as part of or adjacent to a solar facility). The base “energy percentage” for the ITC is 6%. This energy percentage is increased to 30% for projects that (i) have a maximum net output of less than one MW AC, (ii) begin construction before January 29, 2023, or (iii) meet certain prevailing wage and apprenticeship requirements. It also may be increased for projects that include a certain percentage of components that were produced in the U.S., projects that are located in certain energy communities, and projects that are located in low-income communities. ITCs are subject to recapture if, during the five-year period after a facility is placed in service, the facility is sold, exchanged, involuntarily converted, or ceases its business usage. If the event that causes such recapture occurs within the first year after a project is placed in service, 100% of the ITCs will be recaptured. The recapture percentage is reduced 20% for each subsequent year. Historically, we have utilized the ITC when available for both residential and commercial leases and power purchase agreements, based on ownership of the solar energy system.

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

We are an “emerging growth company” and a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to these companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that apply to other public companies that are not emerging growth companies, including:

●	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in our periodic reports;

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”);

●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (the “PCAOB”)regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

●	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

●	exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, our financial statements may be different from companies that comply with the new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have at least $1.235 billion in total annual gross revenues; (2) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our IPO.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation our periodic reports and proxy statements.

We cannot predict if investors will find our securities less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our securities and the trading price of our securities may be more volatile.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.

The market for electric generation products is heavily influenced by federal, state and local government laws, regulations and policies concerning the electric utility industry in the U.S. and abroad, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation, and changes that make solar power less competitive with other power sources could deter investment in the research and development of alternative energy sources as well as customer purchases of solar power technology, which could in turn result in a significant reduction in the demand for our solar power products. The market for electric generation equipment is also influenced by trade and local content laws, regulations and policies that can discourage growth and competition in the solar industry and create economic barriers to the purchase of solar power products, thus reducing demand for our solar products. In addition, on-grid applications depend on access to the grid, which is also regulated by government entities. We anticipate that our solar power products and our installation will continue to be subject to oversight and regulation in accordance with federal, state, local and foreign regulations relating to construction, safety, environmental protection, utility interconnection and metering, trade, and related matters. It is difficult to track the requirements of individual states or local jurisdictions and design equipment to comply with the varying standards. In addition, the U.S. and European Union, among others, have imposed tariffs or are in the process of evaluating the imposition of tariffs on solar panels, solar cells, polysilicon, and potentially other components. These and any other tariffs or similar taxes or duties may increase the price of our solar products and adversely affect our cost reduction roadmap, which could harm our results of operations and financial condition. Any new regulations or policies pertaining our solar power products may result in significant additional expenses for our customers, which could cause a significant reduction in demand for our solar power products.

We rely on net metering and related policies to offer competitive pricing to customers in many of our current markets and changes to net metering policies may significantly reduce demand for electricity from residential solar energy systems.

Net metering is one of several key policies that have enabled the growth of distributed generation solar energy systems in the U.S., providing significant value to customers for electricity generated by their residential solar energy systems but not directly consumed on-site. Net metering allows a homeowner to pay his or her local electric utility for power usage net of production from the solar energy system or other distributed generation source. Homeowners receive a credit for the energy an interconnected solar energy system generates in excess of that needed by the home to offset energy purchases from the centralized utility made at times when the solar energy system is not generating sufficient energy to meet the customer’s demand. In many markets, this credit is equal to the residential retail rate for electricity and in other markets, such as Hawaii and Nevada, the rate is less than the retail rate and may be set, for example, as a percentage of the retail rate or based upon a valuation of the excess electricity. In some states and utility territories, customers are also reimbursed by the centralized electric utility for net excess generation on a periodic basis.

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

In California, the California Public Utilities Commission (“CPUC”) issued an order in 2016 retaining retail-based net metering credits for residential customers of California’s major utilities as part of Net Energy Metering 2.0 (“NEM 2.0”). Under NEM 2.0, new distributed generation customers receive the retail rate for electricity exported to the grid, less certain non-bypassable fees. Customers under NEM 2.0 also are subject to interconnection charges and time-of-use rates. Existing customers who receive service under the prior net metering program, as well as new customers under the NEM 2.0 program, currently are permitted to remain covered by them on a legacy basis for a period of 20 years. On September 3, 2020, the CPUC opened a new proceeding to review its current net metering policies and to develop Net Energy Metering 3.0 (“NEM 3.0”), also referred to by the CPUC as the NEM 2.0 successor tariff. NEM 3.0 was finalized on December 15, 2022 and will include several changes from previous net metering plans. There will be changes that impact the amount that homeowners with solar power will be able to recuperate when selling excess energy back to the utility grid. With NEM 3.0, the value of the credits for net exports will be tied to the state’s 2022 Distributed Energy Resources Avoided Cost Calculator Documentation (“ACC”). Another significant change with NEM 3.0 will be applied to the netting period: the time period over which the utilities measure the clean energy being imported or exported. In general, longer netting periods have typically been advantageous for solar power customers because production can offset any consumption. NEM 3.0 will instead measure energy using instantaneous netting, which means interval netting approximately every 15 minutes. This will lead to more NEM customers’ electricity registering as exports, now valued at the new, lower ACC value.

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

Despite efforts to obtain components from multiple sources whenever possible, many suppliers may be single-source suppliers of certain components. If we cannot maintain long-term supply agreements or identify and qualify multiple sources for components, access to supplies at satisfactory prices, volumes and quality levels may be harmed. We may also experience delivery delays of components from suppliers in various global locations. In addition, while there are alternative suppliers and service providers that we could enter into agreements with to replace its suppliers on commercially reasonable terms, we may be unable to establish alternate supply relationships or obtain or engineer replacement components in the short term, or at all, at favorable prices or costs. Qualifying alternate suppliers or developing our own replacements for certain components may be time-consuming and costly and may force us to make modifications to our product designs.

Our need to purchase supplies globally and our continued international expansion further subjects us to risks relating to currency fluctuations. Any decline in the exchange rate of the U.S. dollar compared to the functional currency of component suppliers could increase component prices. In addition, the state of the financial markets could limit suppliers’ ability to raise capital if they are required to expand their production to meet our needs or satisfy our operating capital requirements. Changes in economic and business conditions, wars, governmental changes and other factors beyond our control or which we do not presently anticipate, could also affect suppliers’ solvency and ability to deliver components on a timely basis. Any of these shortages, delays or price changes could limit our growth, cause cancellations or adversely affect profitability and the ability to compete in the markets in which we operate effectively.

Our business substantially focuses on solar service agreements and transactions with residential customers.

Our business substantially focuses on solar service agreements and transactions with residential customers. Our energy system sales to homeowners utilize power purchase agreements (“PPAs”), leases, loans and other products and services. We currently offer PPAs and leases through, EverBright, LLC, and other financial institutions. If we were unable to arrange new or alternative financing methods for PPAs and leases on favorable terms, our business, financial condition, results of operations, and prospects could be materially and adversely affected.

Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.

On February 7, 2018, safeguard tariffs on imported solar cells and modules went into effect pursuant to Proclamation 9693, which approved recommendations to provide relief to U.S. manufacturers and impose safeguard tariffs on imported solar cells and modules, based on the investigations, findings, and recommendations of the U.S. International Trade Commission (the “International Trade Commission”). Since 2021, modules are subject to a tariff rate of 15%. Cells are subjected to a tariff-rate quota, under which the first 2.5 GW of cell imports each year will be exempt from tariffs, and cells imported after the 2.5 GW quota has been reached will be subject to the same 30% tariff as modules in the first year, with the same 5% decline in each of the three subsequent years. The tariff-free cell quota applies globally, without any allocation by country or region.

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

Uncertainty surrounding the implications of existing tariffs affecting the U.S. solar market and potential trade tensions between the U.S. and other countries is likely to cause market volatility, price fluctuations, supply shortages, and project delays, any of which could harm our business, and the pursuit of mitigating actions may divert substantial resources from other projects. Further, the Uyghur Forced Labor Prevention Act may inhibit importation of certain solar modules or components. In addition, the imposition of tariffs is likely to result in a wide range of impacts to the U.S. solar industry and the global manufacturing market, as well as our business in particular. Such tariffs could materially increase the price of our solar products and result in significant additional costs to the company, its resellers, and the resellers’ customers, which could cause a significant reduction in demand for the company’s solar power products and greatly reduce our competitive advantage.

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

In addition, our current and planned operations, personnel, information technology and other systems and procedures might need to be revised to support future growth and may require us to make additional unanticipated investments in its infrastructure. Our success and ability to further scale our business will depend, in part, on our ability to manage these changes in a cost-effective and efficient manner.

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

A portion of our sales are made to customers outside of the U.S., and a substantial portion of our supply agreements are with supply and equipment vendors located outside of the U.S. We have solar cell and module production lines located at our outsourced manufacturing facilities in Thailand, Vietnam, and India. We are also considering other manufacturing locations.

Risks we face in conducting business internationally include:

●	multiple, conflicting and changing laws and regulations, export and import restrictions, employment laws, data protection laws, environmental protection, regulatory requirements, international trade agreements, and other government approvals, permits and licenses;

●	difficulties and costs in staffing and managing foreign operations as well as cultural differences;

●	potentially adverse tax consequences associated with current, future or deemed permanent establishment of operations in multiple countries;

●	relatively uncertain legal systems, including potentially limited protection for intellectual property rights, and laws, changes in the governmental incentives that we rely on, regulations and policies which impose additional restrictions on the ability of foreign companies to conduct business in certain countries or otherwise place them at a competitive disadvantage in relation to domestic companies;

●	inadequate local infrastructure and developing telecommunications infrastructures;

●	financial risks, such as longer sales and payment cycles and greater difficulty collecting accounts receivable;

●	currency fluctuations, government-fixed foreign exchange rates, the effects of currency hedging activity, and the potential inability to hedge currency fluctuations;

●	political and economic instability, including wars, acts of terrorism, political unrest, boycotts, curtailments of trade and other business restrictions;

●	trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make the company less competitive in some countries; and

●	liabilities associated with compliance with laws (for example, the Foreign Corrupt Practices Act in the U.S. and similar laws outside of the U.S.).

We have an organizational structure involving entities globally. This increases the potential impact of adverse changes in laws, rules and regulations affecting the free flow of goods and personnel, and therefore heightens some of the risks noted above. Further, this structure requires us to manage our international inventory and warehouses effectively. If we fail to do so, our shipping movements may not correspond with product demand and flow. Unsettled intercompany balances between entities could result, if changes in law, regulations or related interpretations occur in adverse tax or other consequences that affect capital structure, intercompany interest rates and legal structure. If we are unable to successfully manage any such risks, any one or more could materially and negatively affect our business, financial condition and results of operations.

We have incurred losses and may be unable to achieve or sustain profitability in the future.

We have incurred net losses in the past and had an accumulated deficit of $354.9 million and $85.4 million as of December 31, 2023 and 2022, respectively. We will continue to incur net losses as spending increases to finance the expansion of operations, installation, engineering, administrative, sales and marketing staffs, spending increases on brand awareness and other sales and marketing initiatives and implement internal systems and infrastructure to support the company’s growth. We do not know whether revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on results of operations. Our ability to achieve profitability depends on a number of factors, including but not limited to:

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

A material drop in the retail price of utility-generated electricity or electricity from other sources could adversely impact our ability to attract customers, which would harm our business, financial condition, and results of operations.

We believe a homeowner’s decision to buy solar energy from us is primarily driven by a desire to lower electricity costs. Decreases in the retail prices of electricity from utilities or other energy sources would harm our ability to offer competitive pricing and could harm its business. The price of electricity from utilities could decrease as a result of:

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

As of December 31, 2023, a substantial portion of our installations were in California. We expect much of its near-term future growth to occur in California, further concentrating our customer base and operational infrastructure. Accordingly, our business and operations results are particularly susceptible to adverse economic, regulatory, pollical, weather, and other conditions in this market and other markets that may become similarly concentrated. We may not have adequate insurance, including business interruption insurance, to compensate for losses that may occur from any such significant events. A significant natural disaster could have a material adverse impact on our business, results of operations and financial condition. In addition, acts of terrorism or malicious computer viruses could cause disruptions in our business, our partners’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of installations or the deployment of solar service offerings, our business, results of operations and financial condition would be adversely affected.

Our growth strategy depends on the widespread adoption of solar power technology.

The distributed residential solar energy market is at a relatively early stage of development compared to fossil fuel-based electricity generation. If additional demand for distributed residential solar energy systems fails to develop sufficiently or takes longer to develop than we anticipate, the company may be unable to originate additional solar service agreements and related solar energy systems and energy storage systems to grow the business. In addition, demand for solar energy systems and energy storage systems in our targeted markets may not develop to the extent it anticipates. As a result, we may need to successfully broaden our customer base through origination of solar service agreements and related solar energy systems and energy storage systems within its current markets or in new markets we may enter.

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

Our business is subject to significant industry-specific seasonal fluctuations. In the U.S., many customers make purchasing decisions towards the end of the year in order to take advantage of tax credits. In addition, sales in the new home development market are often tied to construction market demands, which tend to follow national trends in construction, including declining sales during cold weather months.

Natural disasters, terrorist activities, political unrest, economic volatility, and other outbreaks could disrupt our delivery and operations, which could materially and adversely affect our business, financial condition, and results of operations.

Global pandemics or fear of spread of contagious diseases, such as Ebola virus disease (EVD), coronavirus disease 2019 (COVID-19), Middle East respiratory syndrome (MERS), severe acute respiratory syndrome (SARS), H1N1 flu, H7N9 flu, avian flu and monkeypox, as well as hurricanes, earthquakes, tsunamis, or other natural disasters could disrupt our business operations, reduce or restrict operations and services, incur significant costs to protect its employees and facilities, or result in regional or global economic distress, which may materially and adversely affect business, financial condition, and results of operations. Actual or threatened war, terrorist activities, political unrest, civil strife, future disruptions in access to bank deposits or lending commitments due to bank failures and other geopolitical uncertainty could have a similar adverse effect on our business, financial condition, and results of operations. On February 24, 2022, the Russian Federation launched an invasion of Ukraine that has had an immediate impact on the global economy resulting in higher energy prices and higher prices for certain raw materials and goods and services which in turn is contributing to higher inflation in the U.S. and other countries across the globe with significant disruption to financial markets. We have outsourced product development and software engineering in Ukraine and we may potentially indirectly be adversely impacted any significant disruption it has caused and may continue to escalate. Similarly, the current armed conflict in Israel and the Gaza Strip may impact our operations. Any one or more of these events may impede our operation and delivery efforts and adversely affect sales results, or even for a prolonged period of time, which could materially and adversely affect our business, financial condition, and results of operations. We cannot predict the full effects the supply chain constraints will have on our business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties.

We depend on a limited number of customers and sales contracts for a significant portion of revenues, and the loss of any customer or cancellation of any contract may cause significant fluctuations or declines in revenues.

In 2023, our top customer accounted for 55% of our total revenues, while in 2022 another customer accounted for 47% of our total revenues from continuing operations. We anticipate that our dependence on a limited number of customers may continue for the foreseeable future. As a result of customer concentration, our financial performance may fluctuate significantly from period to period based, among others, on exogenous circumstances related to its clients. In addition, any one of the following events may materially adversely affect cash flows, revenues and results of operations:

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

In November 2022, we acquired The Solaria Corporation (“Solaria”), after which Complete Solar was renamed “Complete Solaria, Inc.” In October 2023, we subsequently sold solar panel assets of Solaria, including intellectual property and customer contracts, to Maxeon Solar Technologies, Ltd., which resulted in an impairment loss of $147.5 million and loss on disposal of $1.8 million. In the future, we may acquire additional companies, project pipelines, products, or technologies, or enter into joint ventures or other strategic initiatives. Our ability as an organization to integrate acquisitions is unproven. We may not realize the anticipated benefits of our acquisitions or any other future acquisition or the acquisition may be viewed negatively by customers, financial markets or investors.

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

From time to time, we and our customers, or the third parties with whom we work may receive letters, including letters from other third parties, and may become subject to lawsuits with such third parties alleging infringement of their patents. Additionally, we are required by contract to indemnify some customers and third-party intellectual property providers for certain costs and damages of patent infringement in circumstances where our products are a factor creating the customer’s or these third-party providers’ infringement liability. This practice may subject us to significant indemnification claims by customers and third-party providers. We cannot assure investors that indemnification claims will not be made or that these claims will not harm our business, operating results or financial condition. Intellectual property litigation is very expensive and time-consuming and could divert management’s attention from our business and could have a material adverse effect on our business, operating results or financial condition. If there is a successful claim of infringement against us, our customers or our third-party intellectual property providers, we may be required to pay substantial damages to the party claiming infringement, stop selling products or using technology that contains the allegedly infringing intellectual property, or enter into royalty or license agreements that may not be available on acceptable terms, if at all. Parties making infringement claims may also be able to bring an action before the International Trade Commission that could result in an order stopping the importation into the U.S. of our solar products. Any of these judgments could materially damage our business. We may have to develop non-infringing technology, and our failure in doing so or in obtaining licenses to the proprietary rights on a timely basis could have a material adverse effect on the business.

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

Consumer personal privacy and data security have become significant issues and the subject of rapidly evolving regulation in the U.S. Furthermore, federal, state and local government bodies or agencies have in the past adopted, and may in the future adopt, more laws and regulations affecting data privacy. For example, the state of California enacted the California Consumer Privacy Act of 2018 (“CCPA”) and California voters recently approved the California Privacy Rights Act (“CPRA”). The CCPA creates individual privacy rights for consumers and places increased privacy and security obligations on entities handling the personal data of consumers or households. The CCPA went into effect in January 2020 and it requires covered companies to provide new disclosures to California consumers, provides such consumers, business-to-business contacts and employees new ways to opt-out of certain sales of personal information, and allows for a new private right of action for data breaches. The CPRA modifies the CCPA and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. The CCPA and the CPRA may significantly impact Complete Solaria’s business activities and require substantial compliance costs that adversely affect its business, operating results, prospects and financial condition. To date, we have not experienced substantial compliance costs in connection with fulfilling the requirements under the CCPA or CPRA. However, we cannot be certain that compliance costs will not increase in the future with respect to the CCPA and CPRA or any other recently passed consumer privacy regulation.

Outside the U.S., an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) impose strict requirements for processing personal data. Under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Non-compliance with the UK GDPR may result in substantially similar adverse consequences to those in relation to the EU GDPR, including monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the U.S. or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it believes are not adequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross- border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that Complete Solaria can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of its operations, the need to relocate part of or all of its business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against its processing or transferring of personal data necessary to operate its business. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

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

We receive, store and use personal information of customers, including names, addresses, e-mail addresses, and other housing and energy use information. We also store information of dealers, including employee, financial and operational information. We rely on the availability of data collected from customers and dealers in order to manage our business and market our offerings. We take certain steps in an effort to protect the security, integrity and confidentiality of the personal information collected, stored or transmitted, but there is no guarantee inadvertent or unauthorized use or disclosure will not occur or third parties will not gain unauthorized access to this information despite our efforts. Although we take precautions to provide for disaster recovery, our ability to recover systems or data may be expensive and may interfere with normal operations. Also, although we obtain assurances from such third parties that they will use reasonable safeguards to secure their systems, we may be adversely affected by unavailability of their systems or unauthorized use or disclosure or its data maintained in such systems. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, our suppliers or vendors and our dealers may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures.

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

Although we require dealers to meet consumer compliance requirements, we do not control dealers and their suppliers or their business practices. Accordingly, we cannot guarantee they follow ethical business practices such as fair wage practices and compliance with environmental, safety and other local laws. A lack of demonstrated compliance could lead us to seek alternative dealers or suppliers, which could increase costs and have a negative effect on business and prospects for growth. Violation of labor or other laws by our dealers or suppliers or the divergence of a dealer or supplier’s labor or other practices from those generally accepted as ethical in the U.S. or other markets in which the company does or intends to do business could also attract negative publicity and harm the business.

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

We rely heavily on the services of our key executive officers and the loss of services of any principal member of the management team could adversely affect operations. There have been, and from time to time there may continue to be, changes in our management team resulting from the hiring or departure of executives and key employees, or the transition of executives within our business, which could disrupt our business.

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

If we or our dealers or suppliers fail to hire and retain sufficient employees and service providers in key functions, our growth and ability to timely complete customer projects and successfully manage customer accounts would be constrained.

To support growth, we and our dealers need to hire, train, deploy, manage and retain a substantial number of skilled employees, engineers, installers, electricians and sales and project finance specialists. Competition for qualified personnel in this industry has increased substantially, particularly for skilled personnel involved in the installation of solar energy systems. We and our dealers also compete with the homebuilding and construction industries for skilled labor. These industries are cyclical and when participants in these industries seek to hire additional workers, it puts upward pressure on us and our dealers’ labor costs. Companies with whom our dealers compete to hire installers may offer compensation or incentive plans that certain installers may view as more favorable. As a result, our dealers may be unable to attract or retain qualified and skilled installation personnel. The further unionization of the industry’s labor force or the homebuilding and construction industries’ labor forces could also increase our dealers’ labor costs.

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

Our quarterly and annual operating results and its ability to grow are difficult to predict and may fluctuate significantly. We have experienced seasonal and quarterly fluctuations in the past and expect to experience such fluctuations in the future. In addition to the other risks described in this “Risk Factors” section, the following factors could cause operating results to fluctuate:

●	expiration or initiation of any governmental rebates or incentives;

●	significant fluctuations in customer demand for our solar energy services, solar energy systems and energy storage systems;

●	our dealers’ ability to complete installations in a timely manner;

●	our and our dealers’ ability to gain interconnection permission for an installed solar energy system from the relevant utility;

●	the availability, terms and costs of suitable financing;

●	the amount, timing of sales and potential decreases in value of Solar Renewable Energy Certificates (“SRECs”);

●	our ability to continue to expand its operations and the amount and timing of expenditures related to this expansion;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;

●	changes in our pricing policies or terms or those of competitors, including centralized electric utilities;

●	actual or anticipated developments in competitors’ businesses, technology or the competitive landscape; and

●	natural disasters or other weather or meteorological conditions.

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

We are a licensed contractor in certain communities that we service and are ultimately responsible as the contracting party for every solar energy system installation. A significant portion of our business depends on obtaining and maintaining required licenses in various jurisdictions. All such licenses are subject to audit by the relevant government agency. Our failure to obtain or maintain required licenses could result in the termination of certain of our contracts. For example, we hold a license with California’s Contractors State License Board (the “CSLB”) and that license is currently under probation with the CSLB. If we fail to comply with the CSLB’s law and regulations, it could result in termination of certain of our contracts, monetary penalties, extension of the license probation period or revocation of its license in California. In addition, we may be liable, either directly or through its solar partners, to homeowners for any damage we causes to them, their home, belongings or property during the installation of our systems. For example, we either directly or through its solar partners, frequently penetrate homeowners’ roofs during the installation process and may incur liability for the failure to adequately weatherproof such penetrations following the completion of construction. In addition, because the solar energy systems we or our solar partners deploy are high voltage energy systems, we may incur liability for failing to comply with electrical standards and manufacturer recommendations.

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

In addition, the installation of solar energy systems, energy storage systems, and other energy-related products requiring building modifications are subject to oversight and regulation in accordance with national, state, and local laws and ordinances relating to building, fire, and electrical codes, safety, environmental protection, utility interconnection and metering, and related matters. We also rely on certain employees to maintain professional licenses in many of the jurisdictions in which we operate, and the failure to employ properly licensed personnel could adversely affect our licensing status in those jurisdictions. It is difficult and costly to track the requirements of every individual authority having jurisdiction over our installations and to design solar energy systems to comply with these varying standards. Any new government regulations or utility policies pertaining to our systems may result in significant additional expenses to homeowners and us and, as a result, could cause a significant reduction in demand for solar service offerings.

While we have a variety of stringent quality standards that the company applies in the selection of its solar partners, we do not control our suppliers and solar partners or their business practices. Accordingly, we cannot guarantee that they follow our standards or ethical business practices, such as fair wage practices and compliance with environmental, safety and other local laws. A lack of demonstrated compliance could lead us to seek alternative suppliers or contractors, which could increase costs and result in delayed delivery or installation of our products, product shortages or other disruptions of its operations. Violation of labor or other laws by our suppliers and solar partners or the divergence of a supplier’s or solar partners’ labor or other practices from those generally accepted as ethical in the U.S. or other markets in which we do business could also attract negative publicity and harm our business, brand and reputation in the market.

Our management has identified conditions that raise substantial doubt about our ability to continue as a going concern.

Since our inception, we have incurred losses and negative cash flows from operations. We incurred net losses of $269.6 million and $29.5 million, during the fiscal years ended December 31, 2023 and 2022, respectively, and had an accumulated deficit of $354.9 million and current debt of $61.9 million as of December 31, 2023. We had cash and cash equivalents of $2.6 million as of December 31, 2023, which were held for working capital expenditures. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern requires that we obtain sufficient funding to meet our obligations and finance our operations.

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

We had cash and cash equivalents of $2.6 million as of December 31, 2023. Our cash position raises substantial doubt regarding our ability to continue as a going concern for 12 months after the consolidated financial statements issuance. We will require substantial additional capital to continue operations. Such additional capital might not be available when we need it and our actual cash requirements might be greater than anticipated. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders, and our financial condition, results of operations, business and prospects could be materially and adversely affected.

We have identified material weaknesses in our internal controls over financial reporting. If we are unable to maintain effective internal controls over financial reporting and disclosure controls and procedures, the accuracy and timeliness of our financial and operating reporting may be adversely affected, and confidence in our operations and disclosures may be lost.

In connection with the preparation and audit of our financial statements for the years ended December 31, 2022 and 2021, and our consolidated financial statements for the year ended December 31, 2023, our management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weakness is as follows:

●

We do not have sufficient full-time accounting personnel, (i) to enable appropriate reviews over the financial close and reporting process, (ii) to allow for appropriate segregation of duties, and (iii) with the requisite experience and technical accounting knowledge to identify, review and resolve complex accounting issues under generally accepted accounting principles in the U.S. (“GAAP”). Additionally, we did not adequately design and/or implement controls related to conducting a formal risk assessment process.

In connection with the preparation and audit of our consolidated financial statements for the year ended December 31, 2023, our management identified a material weakness in our internal control over financial reporting. The material weakness is as follows:

●	Inventory controls related to the completeness, existence, and cut-off of inventories held at third parties, and controls related to the calculation of adjustments to inventory for items considered excessive and obsolete.

Had such an evaluation been performed, additional control deficiencies may have been identified by the Company’s management, and those control deficiencies could have also represented one or more material weaknesses.

Complete Solaria was not required to evaluate internal control over financial reporting as of December 31, 2023 in accordance with the provisions of the Sarbanes-Oxley Act. Had such an evaluation been performed, Complete Solaria’s management may have identified additional control deficiencies, and those control deficiencies could have also represented one or more material weaknesses.

We have taken certain steps, such as recruiting additional personnel, in addition to utilizing third-party consultants and specialists, to supplement our internal resources, to enhance our internal control environment and plan to take additional steps to remediate the material weaknesses. Although we plan to complete this remediation process as quickly as possible, we cannot estimate how long it will take. We cannot assure that the measures we have taken to date, and may take in the future, will be sufficient to remediate the control deficiencies that led to our material weakness in internal control over financial reporting or that such measures will prevent or avoid potential future material weaknesses.

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

The installation and ongoing operations and maintenance of solar energy systems and energy storage systems requires individuals hired by us, our dealers, or third-party contractors, potentially including employees, to work at heights with complicated and potentially dangerous electrical systems. The evaluation and modification of buildings as part of the installation process requires these individuals to work in locations that may contain potentially dangerous levels of asbestos, lead, mold or other materials known or believed to be hazardous to human health. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation by the Occupational Safety and Health Administration (“OSHA”) and the Department of Transportation (“DOT”) and equivalent state and local laws. Changes to OSHA or DOT requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA or DOT regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures or suspend or limit operations. Because individuals hired by us or on our behalf to perform installation and ongoing operations and maintenance of the company’s solar energy systems and energy storage systems, including its dealers and third-party contractors, are compensated on a per project basis, they are incentivized to work more quickly than installers compensated on an hourly basis. While we have not experienced a high level of injuries to date, this incentive structure may result in higher injury rates than others in the industry and could accordingly expose the company to increased liability. Individuals hired by or on behalf of us may have workplace accidents and receive citations from OSHA regulators for alleged safety violations, resulting in fines. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage its reputation and competitive position and adversely affect the business.

Our business has benefited from the declining cost of solar energy system components, but it may be harmed if the cost of such components stabilizes or increases in the future.

Our business has benefited from the declining cost of solar energy system components and to the extent such costs stabilize, decline at a slower rate or increase, our future growth rate may be negatively impacted. The declining cost of solar energy system components and the raw materials necessary to manufacture them has been a key driver in the price of our solar energy systems, and the prices charged for electricity and customer adoption of solar energy. Solar energy system component and raw material prices may not continue to decline at the same rate as they have over the past several years or at all. In addition, growth in the solar industry and the resulting increase in demand for solar energy system components and the raw materials necessary to manufacture them may also put upward pressure on prices. An increase of solar energy system components and raw materials prices could slow growth and cause business and results of operations to suffer. Further, the cost of solar energy system components and raw materials has increased and could increase in the future due to tariff penalties, duties, the loss of or changes in economic governmental incentives or other factors.

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

If any issues in complying with those requirements are identified (for example, if we or the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

In addition, both current and future unused net operating loss (“NOL”) carryforwards and other tax attributes may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in equity ownership by certain stockholders over a three-year period. The Business Combination may have resulted in an ownership change for us and, accordingly, our NOL carryforwards and certain other tax attributes may be subject to limitations (or disallowance) on their use after the Business Combination. Our NOL carryforwards may also be subject to limitation as a result of prior shifts in equity ownership. Additional ownership changes in the future could result in additional limitations on our NOL carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our NOL carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations.

The trading price of our common stock may be volatile, and you could lose all or part of your investment.

Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Prior to the Business Combination, there was no public market for Solaria’s stock and trading in the shares of our common stock (prior to consummation of the Business Combination, “FACT Common Stock”) was not active. Accordingly, the valuation ascribed to Solaria and FACT Common Stock in the Business Combination may not have been indicative of the price that will prevail in the trading market following the Business Combination. If an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

●	changes in the market’s expectations about our operating results;

●	success of competitors;

●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning us or the market in general;

●	operating and stock price performance of other companies that investors deem comparable to us;

●	our ability to develop product candidates;

●	changes in laws and regulations affecting our business;

●	commencement of, or involvement in, litigation involving us;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of shares of our securities available for public sale

●	any major change in our board of directors or management;

●	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.

The trading market for our securities is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If any of the analysts who currently cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst who currently cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline. If we obtain additional coverage and any new analyst issues, an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our operating results fail to meet the expectations of analysts, our stock price could decline.

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The price of our securities may fluctuate significantly due to general market and economic conditions and an active trading market for our securities may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. If our securities are not listed on, or become delisted from Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

●	a limited amount of analyst coverage; and a decreased ability to issue additional securities or obtain additional financing in the future.

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

Provisions in our Certificate of Incorporation and Bylaws and provisions of the Delaware General Corporation Law may delay or prevent an acquisition by a third party that could otherwise be in the interests of shareholders.

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

The provision of our Certificate of Incorporation requiring exclusive venue in the Court of Chancery in the State of Delaware and the federal district courts of the U.S. for certain types of lawsuits may have the effect of discouraging lawsuits against directors and officers.

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

●

any action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents relating to any provision of the Delaware General Corporation Law (“DGCL”) or our Certificate of Incorporation or the Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; and

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

Our Certificate of Incorporation will further provide that, unless otherwise consented to by us in writing to the selection of an alternative forum, the federal district courts of the U.S. will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint against any person in connection with any offering of our securities, asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in our securities will be deemed to have notice of and consented to this provision.

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

Warrants to purchase shares of our common stock may not be exercised at all or may be exercised on a cashless basis and we may not receive any cash proceeds from the exercise of such warrants.

The exercise price of warrants to purchase shares of our common stock may be higher than the prevailing market price of the underlying shares of common stock. The exercise price of such warrants is subject to market conditions and may not be advantageous if the prevailing market price of the underlying shares of common stock is lower than the exercise price. The cash proceeds associated with the exercise of such warrants to purchase our common stock are contingent upon our stock price. The value of our common stock will fluctuate and may not align with the exercise price of such warrants at any given time. If such warrants are “out of the money,” meaning the exercise price is higher than the market price of our common stock, there is a high likelihood that warrant holders may choose not to exercise their warrants. As a result, we may not receive any proceeds from the exercise of such warrants.

Furthermore, with regard to certain warrants to purchase shares of our common stock that were issued in a private placement at the time of FACT’s IPO and warrants issued to certain selling securityholders in connection with conversion of working capital loans, it is possible that we may not receive cash upon their exercise, since these warrants may be exercised on a cashless basis. A cashless exercise allows warrant holders to convert the warrants into shares of our common stock without the need for a cash payment. Instead of paying cash upon exercise, the warrant holder would receive a reduced number of shares based on a predetermined formula. As a result, the number of shares issued through a cashless exercise will be lower than if the warrants were exercised on a cash basis, which could impact the cash proceeds we receive from the exercise of such warrants.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk management and strategy

We are in the process of implementing various information security procedures designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature.

Our Chief Information Officer, Chief Executive Officer, Vice President of Human Resources and Vice President of Operations help identify, assess and manage the Company’s cybersecurity threats and risks. They will identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example manual and automated tools, subscribing to reports and services that identify cybersecurity threats, conducting scans of the threat environment, evaluating threats reported to us, internal and external audits, conducting threat assessments for internal and external threats, third-party threat assessments and conducting vulnerability assessments to identify vulnerabilities.

Depending on the environment, we are in the process of implementing various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident response plan, incident detection, vulnerability management policy, network security controls, access controls, physical controls, systems monitoring, vendor risk management program, employee training, penetration testing, systems monitoring.

Our assessment and management of material risks from cybersecurity threats will be integrated into the Company’s overall risk management processes. For example, our Information Security Management committee will evaluate material risks from cybersecurity threats against our overall business objectives and reports to the audit committee of the board of directors, which evaluates our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example professional services firms, including legal counsel, cybersecurity consultants, cyber security software providers and penetration testing firms.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers and hosting companies.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part I. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “Any unauthorized access to or disclosure or theft of personal information we gather, store or use could harm our reputation and subject us to claims or litigation.”

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our Vice President of Information Technology is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. The Chief Financial Officer is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response Policy is being designed to escalate certain cybersecurity incidents to members of management depending on the circumstances. The Company’s Chief Executive Officer and Chief Information officer work to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response Policy will include reporting to the audit committee of the board of directors for certain cybersecurity incidents.

ITEM 2. PROPERTIES

As of December 31, 2023, our major facilities consisted of:

Principal Operations	Facility	Location	Approximate square footage	Ownership	Year When Lease Term Ends
General administrative and operations	Office space	Lehi, UT	6,438	Leased	2024
Headquarters	Office space	Fremont, CA	22,847	Leased	2026

ITEM 3. LEGAL PROCEEDINGS

The information with respect to legal proceedings is set forth under Note 18 – Commitments and Contingencies, in the accompanying consolidated financial statements in Part II, Item 8 of this Form 10-K, and is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Company Solaria’s common stock, par value $0.0001 per share, is traded on the Nasdaq under the symbol “CSLR.”

As of March, 26, 2024, there were approximately 374 holders of record of our common stock. Additionally, there were 198  holders of record of our warrants.

Unregistered Sale of Equity Securities and Use of Proceeds

The following list sets forth information regarding all unregistered securities sold by Freedom Acquisition I Corp. (“FACT”) since January 1, 2021:

1.	On March 2, 2021, FACT consummated the sale of 6,266,667 private placement warrants at a price of $1.50 per private placement warrant in a private placement to the Freedom Acquisition I, LLC, generating gross proceeds of $9,400,000. Each private warrant is exercisable for one share of common stock of the combined company.

2.	In July 2023, upon the Closing of the Business Combination, we issued an aggregate of 5,598,488 shares of common stock of the combined company to qualified institutional buyers and accredited investors.

3.	In July 2023, upon the Closing of the Business Combination, we issued an aggregate of 716,668 warrants to purchase shares of common stock of the combined company to qualified institutional buyers and accredited investors.

4.	In July 2023, upon the Closing of the Business Combination, we issued an aggregate of 6,266,572 warrants to purchase shares of common stock of the combined company to qualified institutional buyers and accredited investors.

5.	In December 2023 we issued 1,838,235 shares of our common stock to Rodgers Massey Freedom and Free Markets Charitable Trust for a purchase price of $1.36 per share.

6.	In January 2024 and February 2024, we issued Simple Agreements for Future Equity to the Rodgers Family Freedom and Free Markets Charitable Trust in the amounts of $1,500,000.00 and $3,500,000.00, respectively (together the “SAFEs”). The SAFEs will convert into shares of our Common Stock upon the occurrence of an equity financing with the principal purpose of raising capital for Complete Solaria. The SAFEs will convert pursuant to a 20% discount or a $53,540,000.00 valuation cap, whichever results in a lower price per share to the holder.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe each of these transactions was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder) as transactions by an issuer not involving any public offering or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Dividends

We have never declared or paid any cash dividend on our common stock and have no plans to pay dividends. For more information on our common stock and dividend rights, see “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 13. Common Stock.”

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

Complete Solaria was formed in November 2022 through the merger of Complete Solar and Solaria. Founded in 2010, Complete Solar created a technology platform to offer clean energy products to homeowners by enabling a national network of sales partners and build partners. Our sales partners generate solar installation contracts with homeowners on our behalf. To facilitate this process, we provide the software tools, sales support and brand identity to our sales partners, making them competitive with national providers. This turnkey solution makes it easy for anyone to sell solar.

We fulfill our customer contracts by engaging with local construction specialists. We manage the customer experience and complete all pre-construction activities prior to delivering build-ready projects including hardware, engineering plans, and building permits to its builder partners. We manage and coordinate this process through our proprietary HelioTrackTM software system.

There is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. They do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

Growth Strategy and Outlook

Complete Solaria’s growth strategy contains the following elements:

●

Increase revenue by expanding installation capacity and developing new geographic markets – We continue to expand our network of partners who will install systems resulting from sales generated by our sales partners. By leveraging this network of skilled builders, we aim to increase our installation capacity in our traditional markets and expand our offering into new geographies throughout the U.S. This will enable greater sales growth in existing markets and create new revenue in expansion markets.

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

Disposal Transaction

In October 2023, we completed the sale of our solar panel business to Maxeon, pursuant to the terms of the Disposal Agreement. Under the terms of the Disposal Agreement, Maxeon agreed to acquire certain assets and employees of Complete Solaria, for an aggregate purchase price of approximately $11.0 million consisting of 1,100,000 shares of Maxeon ordinary shares. As of December 31, 2023, we sold all the shares and recorded a loss of $4.2 million in our consolidated statements of operations and comprehensive loss within loss from discontinued operations.

As part of the Disposal Transaction, we determined that the criteria were met for held for sale and discontinued operations classification as of the end of our third fiscal quarter as the divestiture represents a strategic shift in our business. We recorded an impairment of $147.5 million associated with the recording of the assets as held for sale during the year ended December 31, 2023.

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

We cannot predict the full effects the supply chain constraints will have on our business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties. Given the dynamic nature of these circumstances on our ongoing business, results of operations and overall financial performance, the full impact of macroeconomic factors, including the conflicts in Ukraine and Israel, cannot be reasonably estimated at this time. In the event we are unable to mitigate the impact of delays or price volatility in solar energy systems, raw materials, and freight, it could materially adversely affect our business, prospects, financial condition and results of operations. For additional information on risk factors that could impact our results, please refer to “Risk Factors” located elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances, changes in the accounting estimates are reasonably likely to occur from period-to-period. Actual results could differ significantly from our estimates. Our future financial statements will be affected to the extent that our actual results materially differ from these estimates. For further information on all of our significant accounting policies, see Note 2 – Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We believe that policies associated with our revenue recognition, product warranties, inventory excess and obsolescence and stock-based compensation have the greatest impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

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

For accounting purposes, prior to the Business Combination, the fair value of the shares of common stock underlying stock options had historically been determined by our board of directors. Because there had been no public market for our common stock, the board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including important developments in our operations, sales of redeemable convertible preferred stock, actual operating results and financial performance, the conditions in the renewable solar energy industry and the economy in general, the stock price performance and volatility of comparable public companies, and the lack of liquidity of our common stock, among other factors. Following the Business Combination, the fair value of common stock is based on the closing stock price on the date of grant as reported on the Nasdaq Global Select Market.

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

If any assumptions used in the Black-Scholes option pricing model change significantly, stock-based compensation for future awards may differ materially compared to the awards granted previously. For the years ended December 31, 2023 and 2022, stock-based compensation expense was $5.2 million and $0.9 million, respectively, of which $2.4 million and $0.5 million, respectively, related to discontinued operations. As of December 31, 2023, we had approximately $20.1 million of total unrecognized stock-based compensation expense related to stock options.

Recent Accounting Pronouncements

A discussion of recently issued accounting standards applicable to Complete Solaria is described in Note 2 – Summary of Significant Accounting Policies, in the accompanying notes to the consolidated financial statements.

Results of Operations

Year ended December 31, 2023 compared to year ended December 31, 2022

In this section, we discuss the results of our operations for fiscal 2023 compared to fiscal 2022. We discuss our cashflows and current financial condition under “Capital Resources and Liquidity.”

The following table sets forth our statements of operations data for the years ended December 31, 2023 and 2022, respectively. We have derived this data from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for any future period. Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate exactly from the rounded numbers used for disclosure purposes.

	Years Ended December 31,		$	%
(in thousands)	2023	2022	Change	Change
Revenues	$87,616	$66,475	$21,141	32%
Cost of revenues(1)	69,828	46,647	23,181	50%
Gross profit	17,788	19,828	(2,040)	(10)%
Gross margin %	20%	30%		(10)%
Operating expenses:
Sales commissions	31,127	21,195	9,932	47%
Sales and marketing(1)	6,920	6,156	764	12%
General and administrative(1)	32,099	13,634	18,465	135%
Total operating expenses	70,146	40,985	29,161	71%
Loss from continuing operations	(52,358)	(21,157)	(31,201)	147%
Interest expense(2)	(14,033)	(4,986)	(9,047)	181%
Interest income	36	5	31	*
Other expense, net(3)	(29,862)	(1,858)	(28,004)	*
Loss from continuing operations before taxes	(96,217)	(27,996)	(68,221)	244%
Income tax benefit (provision)	20	(27)	47	(174)%
Net loss from continuing operations	$(96,197)	$(28,023)	$(68,174)	243%

*	Percentage change not meaningful.

(1)	Includes stock-based compensation expense as follows (in thousands):

	Years Ended December 31,
	2023	2022
Cost of revenues	$84	$22
Sales and marketing	487	168
General and administrative	2,252	243
Total stock-based compensation expense	$2,823	$433

(2)	Includes interest expense to related party of $0.4 million and $0.3 million during the years ended December 31, 2023 and 2022, respectively.

(3)	Includes other income from related parties of $0.7 million and $1.4 million during the years ended December 31, 2023 and 2022, respectively.

Revenues

We disaggregate our revenues based on the following types of services (in thousands):

	Years Ended December 31,		$	%
	2023	2022	Change	Change
Solar energy system installations	$84,858	$62,896	$21,962	35%
Software enhanced services	2,758	3,579	(821)	(23)
Total revenue	$87,616	$66,475	$21,141	32

Revenues from solar energy system installations for the year ended December 31, 2023 was $84.9 million compared to $62.9 million for the year ended December 31, 2022. The increase in solar energy system installation revenues of $22.0 million, or 35%, was primarily due to an increase in the volume of solar energy systems installations, a portion of which related to the fulfillment of delayed installations experienced in the fourth quarter of 2022 due to unusual inclement California weather, as well as an increase in average selling price of solar energy system installations.

Revenues from software enhanced services for the year ended December 31, 2023 was $2.8 million compared to $3.6 million for the year ended December 31, 2022. The decrease of $0.8 million was the result of a shift in focus towards solar energy installations.

Cost of Revenues

Cost of revenues for the year ended December 31, 2023 was $69.8 million compared to $46.6 million for the year ended December 31, 2022. The increase in cost of revenues of $23.2 million, or 50%, was primarily due to the increase in revenues of 32%, higher inventory write-offs and rising costs associated with supply chain constraints.

Gross Margin

Gross margin decreased 10% year over year, from 30% for the year ended December 31, 2022 to 20% for the year ended December 31, 2023. The decrease in gross margin is primarily attributed to the increasing cost of revenues as described above.

Sales Commissions

Sales commissions for the year ended December 31, 2023, increased by $9.9 million, or 47%, compared to the year ended December 31, 2022. The increase in sales commissions was primarily due to the increase in solar system installation revenue of 35% and higher selling costs.

Sales and Marketing

Sales and marketing expense for the year ended December 31, 2023 increased by $0.8 million, or 12%, compared to the year ended December 31, 2022. The increase is primarily attributable to an increase in stock-based compensation expenses due to options issued during the year ended December 31, 2023.

General and Administrative

General and administrative costs for the year ended December 31, 2023 increased by $18.5 million, or 135%, compared to the year ended December 31, 2022. The increase was primarily attributed to increases in contractors and outside services costs of $6.6 million related to the Mergers, payroll of $3.9 million, bad debt expense of $3.4 million, $2.0 million in stock-based compensation expenses due to options and RSUs issued, certain legal expenses of $1.8 million and office occupancy related costs of $1.1 million for the year ended December 31, 2023.

Interest Expense

Interest expense for the year ended December 31, 2023 increased by $9.0 million, or 181%, compared to the year ended December 31, 2022. The increase was primarily attributed $5.4 million of interest related to debt acquired as part of the acquisition of Solaria in November 2022, which was retained upon the divestiture from the business, as well as an increase of $2.7 million in interest expense related to the convertible notes and long-term debt in CS Solis for the year ended December 31, 2023.

Other Expense, Net

Other expense, net was $29.9 million for the year ended December 31, 2023. The expenses consisted primarily of $35.4 million in other expense related to the issuance of common stock in connection with the FPAs, the loss on extinguishment of debt in CS Solis of $10.3 million, the loss on sale of Maxeon equity securities of $4.2 million, $3.9 million in other expense associated with the change in fair value of FPAs, $2.4 million for the issuance of bonus shares in connection with the Mergers, $3.0 million relating to expenses relating to disposed operations and other expenses of $0.4 million. These expenses were offset by $29.3 million related to the change in fair value of the Company’s warrant liabilities.

Other expense, net was $1.9 million for the year ended December 31, 2022. The expenses consisted primarily of $5.2 million relating to the change of fair value of warrant liabilities, partially offset by a $3.2 million gain on sale of securities and $0.1 million of other income.

Net Loss from Continuing Operations

As a result of the factors discussed above, our net loss from continuing operations for the year ended December 31, 2023 was $96.2 million, an increase of $67.5 million, as compared to a net loss from continuing operations of $28.0 million for the year ended December 31, 2022.

Liquidity and Capital Resources

Since our inception, we have incurred losses and negative cash flows from operations. We incurred net losses of $269.6 million and $29.5 million, during the fiscal years ended December 31, 2023 and 2022, respectively, and had an accumulated deficit of $354.9 million and current debt of $61.9 million as of December 31, 2023. We had cash and cash equivalents of $2.6 million as of December 31, 2023, which were held for working capital expenditures. We believe our operating losses and negative operating cash flows will continue into the foreseeable future. We have financed our operations primarily through sales of equity securities, issuance of convertible notes and cash generated from operations. Our cash equivalents are on deposit with major financial institutions. Our cash position raises substantial doubt regarding our ability to continue as a going concern for 12 months following the issuance of the consolidated financial statements.

We will receive the proceeds from any cash exercise of any Warrants. The aggregate amount of proceeds could be up to $254.1 million if all the Warrants are exercised for cash. However, to the extent the Warrants are exercised on a “cashless basis,” the amount of cash we would receive from the exercise of the Warrants will decrease. The Private Warrants and Working Capital Warrants may be exercised for cash or on a “cashless basis.” The Public Warrants and the Mergers Warrants may only be exercised for cash provided there is then an effective registration statement registering the shares of common stock issuable upon the exercise of such warrants. If there is not a then-effective registration statement, then such warrants may be exercised on a “cashless basis,” pursuant to an available exemption from registration under the Securities Act. We expect to use any such proceeds for general corporate and working capital purposes, which would increase our liquidity. As of March 26, 2024, the price of our common stock was $0.64 per share. The weighted average exercise price of the warrants was $7.85 as of December 31, 2023. We believe the likelihood that warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the market price of our common stock. If the market price for our common stock remains less than the exercise price, we believe warrant holders will be unlikely to exercise.

Debt Financings

2018 Bridge Notes

In December 2018, Solaria Corporation issued senior subordinated convertible secured notes (“2018 Notes”) totaling approximately $3.4 million in exchange for cash. The notes bear interest at the rate of 8% per annum and the investors are entitled to receive twice the face value of the 2018 Notes at maturity. The 2018 Notes were assumed in the acquisition by Complete Solaria and are secured by substantially all of the assets of Complete Solaria. In 2021, the 2018 Notes were amended extending the maturity date to December 13, 2022. In connection with the 2021 amendment, Solaria had issued warrants to purchase shares of Series E-1 redeemable convertible preferred stock of Solaria. The warrants were exercisable immediately in whole or in part at and expire on December 13, 2031. As part of the Business Combination with Complete Solar, all the outstanding warrants issued to the lenders were assumed by the parent company, Complete Solaria.

In December 2022, we entered into an amendment to the 2018 Notes extending the maturity date from December 13, 2022 to December 13, 2023. In connection with the amendment, the 2018 Notes will continue to bear interest at 8% per annum and are entitled to an increased repayment premium from 110% to 120% of the principal and accrued interest at the time of repayment.

The Company concluded that the modification was a troubled debt restructuring as the Company was experiencing financial difficulty and the amended terms resulted in a concession to the Company. As the future undiscounted cash payments under the modified terms exceeded the carrying amount of the Solaria Bridge Notes on the date of modification, the modification was accounted for prospectively. The incremental repayment premium is being amortized to interest expense using the effective interest rate method. As of December 31, 2023 and 2022, the carrying value of the 2018 Notes was $11.0 million and $9.8 million, respectively. Interest expense recognized for the years ended December 31, 2023 and 2022 was $1.2 million and $0.7 million, respectively. The terms of the 2018 Notes are currently being renegotiated.

Revolver Loan

In October 2020, Solaria entered into a loan agreement (“Loan Agreement”) with Structural Capital Investments III, LP (“SCI”). The Loan Agreement with SCI is comprised of two facilities, a term loan (the “Term Loan”) and a revolving loan (the “Revolving Loan”) for $5.0 million each with a maturity date of October 31, 2023. Both the Term Loan and the Revolving Loan were fully drawn upon closing. The Term Loan was repaid prior to the acquisition of Solaria by Complete Solar and was not included in the business combination.

The Revolving Loan has a term of thirty-six months, with the principal due at the end of the term and an annual interest rate of 7.75% or Prime rate plus 4.5%, whichever is higher. Interest expense recognized for the years ended December 31, 2023 and 2022 was $0.6 million and $0.1 million, respectively. In October 2023, the Company entered into an Assignment and Acceptance Agreement whereby Structural Capital Investments III, LP assigned the SCI debt to Kline Hill Partners Fund LP, Kline Hill Partners IV SPV LLC, Kline Hill Partners Opportunity IV SPV LLC, and Rodgers Massey Revocable Living Trust for a total purchase price of $5.0 million. The terms of the SCI Revolving Loan are currently being renegotiated.

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

At December 31, 2023, the outstanding net debt amounted to $12.2 million, including accrued financing cost of $2.1 million, and as of December 31, 2022, the balance outstanding was $5.6 million, including accrued financing cost of $0.1 million.

Debt in CS Solis

In February 2022, we received an investment from CRSEF Solis Holdings, LLC (“CRSEF”). The investment was made pursuant to a subscription agreement, under which CRSEF contributed $25.6 million in exchange for 100 Class B Membership Units of CS Solis. The Class B Membership Units are mandatorily redeemable by us on the three-year anniversary of the effective date of the CS Solis amended and restated LLC agreement. The Class B Membership Units accrue interest that is payable upon redemption at a rate of 10.5% which is accrued as an unpaid dividend, compounded annually, and subject to increases in the event we declare any dividends. In July 2023, we amended the debt of with CSREF as part of the closing of the Mergers. The modification did not change the interest rate. The modification accelerates the redemption date of the investment, which was previously February 14, 2025, and is now March 31, 2024 as a result of the modification. As of December 31, 2023 and 2022, we have recorded a liability of $33.3 million and zero, respectively, included in short-term debt due CS Solis on the consolidated balance sheets and we have recorded a liability of zero and $25.2 million, respectively, included in long-term debt due CS Solis on the consolidated balance sheets. For the years ended December 31, 2023 and 2022, we have recorded an accretion of the liability as interest expense of $7.2 million and $2.4 million, respectively, and we have recorded amortization of issuance costs as interest expense of less than $0.7 million and $1.2 million, respectively.

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

Additionally, in accordance with ASC 480, Distinguishing Liabilities from Equity, the Company has determined that the forward contract is a financial instrument other than a share that represent or are indexed to obligations to repurchase the issuer’s equity shares by transferring assets, referred to herein as the “forward purchase liability” on its consolidated balance sheets. The Company initially measured the forward purchase liability at fair value and has subsequently remeasured it at fair value with changes in fair value recognized in earnings.

Through the date of issuance of the Complete Solaria Common Stock in satisfaction of the Company’s obligation to issue shares around the closing of the Mergers, the Company recorded $35.5 million to other income (expense), net associated with the issuance of 6,720,000 shares of Complete Solaria Common Stock.

As of the closing of the Mergers and issuance of the Complete Solaria Common Stock underlying the FPAs, the fair value of the prepaid FPAs was an asset balance of $0.1 million and was recorded on the Company’s consolidated balance sheets and within other income (expense), net on the consolidated statements of operations and comprehensive loss. Subsequently, the change of fair value of the forward purchase liability amounted to an expense of $3.9 million for the fiscal year ended December 31, 2023. As of December 31, 2023, the forward purchase liabilities amounted to $3.8 million.

On December 18, 2023, the Company and the FPA Sellers entered into separate amendments to the FPA (the “Amendments”). The Amendments lower the reset floor price of each FPA from $5.00 to $3.00 and allow the Company to raise up to $10.0 million of equity from existing stockholders without triggering certain anti-dilution provisions contained in the FPA; provided, the insiders pay a price per share for their initial investment equal to the closing price per share as quoted on the Nasdaq on the day of purchase; provided, further, that any subsequent investments are made at a price per share equal to the greater of (a) the closing price per share as quoted by Nasdaq on the day of the purchase or (b) the amount paid in connection with the initial investment.

First SAFE

On January 31, 2024, we entered into a simple agreement for future equity (the “First SAFE”) with the Rodgers Massey Freedom and Free Markets Charitable Trust (the “Purchaser”) in connection with the Purchaser investing $1.5 million in the Company. The First SAFE is convertible into shares of our common stock, par value $0.0001 per share, upon the initial closing of a bona fide transaction or series of transactions with the principal purpose of raising capital, pursuant to which we issue and sell common stock at a fixed valuation (an “Equity Financing”), at a per share conversion price which is equal to the lower of (i)(a) $53.54 million divided by (b) our capitalization immediately prior to such Equity Financing (such conversion price, the “SAFE Price”), and (ii) 80% of the price per share of Common Stock sold in the Equity Financing. If the Company consummates a change of control prior to the termination of the First SAFE, the Purchaser will be automatically entitled to receive a portion of the proceeds of such liquidity event equal to the greater of (i) $1.5 million and (ii) the amount payable on the number of shares of Common Stock equal to (a) $1.5 million divided by (b)(1) $53.54 million divided by (2) our capitalization immediately prior to such liquidity event (the “Liquidity Price”), subject to certain adjustments as set forth in the First SAFE. The First SAFE is convertible into a maximum of 1,431,297 shares of Common Stock, assuming a per share conversion price of $1.05, which is the product of (i) $1.31, the closing price of the Common Stock on January 31, 2024, multiplied by (ii) 80%.

On February 15, 2024, we entered into a simple agreement for future equity (the “Second SAFE” and together with the First SAFE, the “SAFEs”) with the Purchaser in connection with the Purchaser investing $3.5 million in the Company. The Second SAFE is convertible into shares of Common Stock upon the initial closing of an Equity Financing at a per share conversion price which is equal to the lower of (i) the SAFE Price, and (ii) 80% of the price per share of Common Stock sold in the Equity Financing. If we consummate a change of control prior to the termination of the Second SAFE, the Purchaser will be automatically entitled to receive an amount equal to the greater of (i) $3.5 million and (ii) the amount payable on the number of shares of Common Stock equal to $3.5 million divided by the Liquidity Price, subject to certain adjustments as set forth in the Second SAFE. The Second SAFE is convertible into a maximum of 3,707,627 shares of Common Stock, assuming a per share conversion price of $0.94, which is the product of (i) $1.18, the closing price of the Common Stock on February 15, 2024, multiplied by (ii) 80%.

Cash Flows for the Years Ended December 31, 2023 and 2022

The following table summarizes Complete Solaria’s cash flows from operating, investing, and financing activities for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Net cash used in operating activities from continuing operations	$(58,802)	$(25,217)
Net cash provided by investing activities from continuing operations	6,171	3,335
Net cash provided by financing activities from continuing operations	50,425	31,191
Net increase in cash, cash equivalents and restricted cash from discontinued operations	190	(6,296)
Net decrease in cash, cash equivalents and restricted cash	(1,900)	3,040

Cash Flows from Operating Activities

Net cash used in operating activities from continuing operations of $58.8 million for the year ended December 31, 2023 was primarily due to the net loss from continuing operations, net of tax of $96.2 million and net cash outflows of $17.4 million from changes in our operating assets and liabilities, adjusted for non-cash charges of $54.1 million. Non-cash charges primarily consisted of $35.5 million for the issuance of common stock in connection with FPAs, $10.3 million loss on CS Solis debt extinguishment, $4.2 million loss on sale of equity securities, $3.9 million change in fair value of FPAs, $4.3 million change in allowance for credit losses, $4.9 million of interest expense, $6.6 million accretion of long-term debt in CS Solis, $2.4 million related to the issuance of bonus common stock shares in connection with the Mergers, $3.4 million of stock-based compensation expense, and $6.1 million change in reserve for excess and obsolete inventory, $0.9 million in lease expense and $0.9 million in depreciation and amortization, partially offset by a decrease in the fair value of warrant liabilities of $29.3 million. The main drivers of net cash outflows derived from the changes in operating assets and liabilities were related to an increase in accounts receivable, net of $12.1 million, an increase in prepaid expenses and other current assets of $4.2 million, a decrease in deferred revenue of $1.7 million, a decrease in accrued expenses and other liabilities of $3.3 million and a decrease in operating lease liabilities of $0.6 million, partially offset a decrease in inventory of $1.5 million, an increase in accounts payable of $2.3 million, and a decrease in other noncurrent assets of $1.1 million.

Net cash used in operating activities from continuing operations of $25.2 million for the year ended December 31, 2022 was primarily due the net loss from continuing operations of $28.0 million, and net cash outflows of $11.2 million from changes in our operating assets and liabilities, adjusted for non-cash charges of $13.8 million. The main drivers of net cash outflows derived from the changes in operating assets and liabilities were related to an increase in accounts receivable of $9.7 million, and an increase in inventories of $4.9 million, and a decrease in prepaid expenses and other current assets of $1.6 million, partially offset by an increase in accounts as payable of $3.3 million and a decrease in prepaid expenses and other current assets of $1.2 million. Non-cash charges primarily consisted of $5.2 million change in the fair value of warrant liability, interest expense primarily related to long-term debt in CS Solis of $4.8 million, reserve for obsolete inventory of $3.6 million, increase in the allowance for doubtful accounts of $2.1 million, and depreciation and amortization expense of $0.6 million, partially offset by non-cash income recognized upon conversion of convertible notes and SAFE agreements of $3.2 million.

The net increase in cash, cash equivalents and restricted cash from discontinued operations of $0.2 million for the year ended December 31, 2023 was entirely attributable to net cash provided by operating activities from discontinued operations. This increase was primarily due to the net loss from discontinued operations, net of tax of $173.4 million, adjusted for non-cash charges of $5.4 million and net cash inflows of $20.7 million from changes in our operating assets and liabilities. Non-cash charges primarily consisted of impairment of goodwill of $119.4 million, impairment of intangible assets of $28.1 million, depreciation and amortization expense of $2.4 million, stock-based compensation expense of $1.8 million and a $1.1 million change in allowance for credit losses. The main drivers of net cash inflows derived from the changes in operating assets and liabilities were related to a decrease in accounts receivable, net of $8.2 million, an increase in accrued expenses and other current liabilities of $6.0 million, a decrease in decrease in prepaids of $2.8 million, a decrease in inventories of $2.3 million, partially offset by a decrease of $2.9 million in accounts payable.

Cash Flows from Investing Activities

Net cash provided by investing activities of $6.2 million for the year ended December 31, 2023 was primarily due to sale of an investment.

Net cash used in investing activities of $3.3 million for the year ended December 31, 2022 was due to additions to internal-use-software.

Cash Flows from Financing Activities

Net cash provided by financing activities of $50.4 million for the year ended December 31, 2023 was primarily due to total proceeds from the issuance of convertible notes, net of $21.3 million, total proceeds from the Mergers and PIPE Financing of $19.8 million, and proceeds from the issuance of notes payable, net of $14.1 million, partially offset by the repayment of notes payable of $9.8 million.

Net cash provided by financing activities of $31.2 million for the year ended December 31, 2022 was primarily due to net proceeds from issuance of long-term debt in CS Solis of $25.0 million, proceeds from the issuance of the 2022 Convertible Notes of $12.0 million, and proceeds from the issuance of notes payable of $5.5 million. This was partially offset by the repayment of notes payable of $9.5 million, payments for issuance costs of Series D redeemable convertible preferred shares of $1.4 million, and repayment of convertible notes payable to related parties of $0.5 million.

Off Balance Sheet Arrangements

As of the date of this Annual Report on Form 10-K, Complete Solaria does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with Complete Solaria is a party, under which it has any obligation arising under a guaranteed contract, derivative instrument, or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity, or market risk support for such assets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks in the ordinary course of our business. The Company monitors and manages these financial exposures as an integral part of its overall risk management program.

Interest Rate Risk

We do not have significant exposure to interest rate risk that could affect the balance sheet, statement of operations, and the statement of cash flows, as we do not have any outstanding variable rate debt as of December 31, 2023.

Concentrations of Credit Risk and Major Customers

Our customer base consists primarily of residential homeowners. We do not require collateral on our accounts receivable. Further, our accounts receivable are with individual homeowners and we are exposed to normal industry credit risks. We continually evaluate our reserves for potential credit losses and establish reserves for such losses.

As of December 31, 2023 and 2022, one customer accounted for 10% or more of the total accounts receivable, net balance.

For the years ended December 31, 2023 and 2022, two and one customers, respectively, accounted for 10% or more of the total revenues.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

COMPLETE SOLARIA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Complete Solaria, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Complete Solaria, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(c) to the consolidated financial statements, the Company has recurring net losses, accumulated deficit, negative cash outflows from operations and current debt outstanding that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1(c). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/S/ Deloitte & Touche LLP

San Francisco, California

April 1, 2024

We have served as the Company’s auditor since 2022.

COMPLETE SOLARIA, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$2,593	$4,409
Accounts receivable, net	26,281	27,717
Inventories	3,058	13,059
Prepaid expenses and other current assets	5,817	10,071
Total current assets	37,749	55,256
Restricted cash	3,823	3,907
Property and equipment, net	4,317	3,476
Operating lease right-of-use assets	1,235	2,182
Other noncurrent assets	198	1,330
Long-term assets held for sale - discontinued operations	-	162,032
Total assets	$47,322	$228,183

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$13,122	$14,474
Accrued expenses and other current liabilities	27,870	19,830
Notes payable, net (1)	28,657	20,403
Deferred revenue, current	2,423	5,407
Short-term debt with CS Solis	33,280	-
Forward purchase agreement liabilities (2)	3,831	-
Total current liabilities	109,183	60,114
Warranty provision, noncurrent	3,416	3,214
Warrant liability	9,817	14,152
Deferred revenue, noncurrent	1,055
Long-term debt with CS Solis	-	25,204
Convertible notes, net, noncurrent	-	3,434
Convertible notes, net due to related parties, noncurrent	-	15,510
Operating lease liabilities, net of current portion	664	1,274
Total liabilities	124,135	122,902

Commitments and contingencies (Note 18)

Stockholders’ (deficit) equity:
Common stock, $0.0001 par value; Authorized 1,000,000,000 and 60,000,000 shares as of December 31, 2023 and December 31, 2022, respectively; issued and outstanding 49,065,361 and 19,932,429 shares as of December 31, 2023 and December 31, 2022, respectively	7	3
Additional paid-in capital	277,965	190,624
Accumulated other comprehensive loss	143	27
Accumulated deficit	(354,928)	(85,373)
Total stockholders’ (deficit) equity	(76,813)	105,281
Total liabilities and stockholders’ equity	$47,322	$228,183

(1)	Includes $0.4 million and zero due to related parties as of December 31, 2023 and 2022, respectively.

(2)	Includes $3.2 million and zero of liabilities due to related parties as of December 31, 2023 and 2022, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

COMPLETE SOLARIA, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Fiscal Years Ended December 31,
	2023	2022
Revenues	$87,616	$66,475
Cost of revenues	69,828	46,647
Gross profit	17,788	19,828
Operating expenses:
Sales commissions	31,127	21,195
Sales and marketing	6,920	6,156
General and administrative	32,099	13,634
Total operating expenses	70,146	40,985
Loss from continuing operations	(52,358)	(21,157)
Interest expense(1)	(14,033)	(4,986)
Interest income	36	5
Other expense, net(2)	(29,862)	(1,858)
Total Other expense	(43,859)	(6,839)
Loss from continuing operations before income taxes	(96,217)	(27,996)
Income tax benefit (provision)	20	(27)
Net loss from continuing operations	(96,197)	(28,023)
Loss from discontinued operations, net of tax	(25,853)	(1,454)
Impairment loss from discontinued operations	(147,505)	–
Net loss from discontinued operations, net of taxes	(173,358)	(1,454)
Net loss	(269,555)	(29,477)
Other Comprehensive income:
Foreign currency translation adjustment	116	27
Comprehensive loss (net of tax)	$(269,439)	$(29,450)
Net loss from continuing operations per share attributable to common stockholders, basic and diluted	$(3.89)	$(1.24)
Net loss from discontinued operations per share attributable to common stockholders, basic and diluted	$(1.05)	$(0.07)
Net loss per share attributable to common stockholders, basic and diluted	$(4.94)	$(1.31)
Weighted-average shares used to compute net loss per share attributable to common stockholders’, basic and diluted	24,723,370	22,524,400

(1)	Includes interest expense to related parties of $0.4 million and $0.3 million during the fiscal years ended December 31, 2023 and 2022, respectively.

(2)	Other expense, net includes other expense, net to related parties of $0.7 million and $1.4 million during the fiscal years ended December 31, 2023 and 2022, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

COMPLETE SOLARIA, INC.

Consolidated Statements of Stockholders’ Deficit

(in thousands, except number of shares)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance as of January 1, 2022	—	$—	9,806,143	$2	$34,504	$(55,896)	$—	$(21,390)
Issuance of Series D-1, D-2, and D-3 redeemable convertible preferred stock upon conversion of convertible notes and SAFEs 1	2,771,551	11,558	—	—	—	—	—	—
Issuance of Series D-4, D-5, D-6 and D-7 redeemable convertible preferred stock upon acquisition 2	6,803,550	52,201	—	—	—	—	—	—
Issuance of Series D-8 redeemable convertible preferred stock upon conversion of SAFE 3	8,171,662	60,470	—	—	—	—	—	—
Issuance of common stock in connection with business combination	—	—	2,884,550	—	27,295	—	—	27,295
Issuance of common stock warrants	—	—	—	—	3,589	—	—	3,589
Exercise of common stock options	—	—	335,496	—	105	—	—	105
Stock-based compensation	—	—	—	—	903	—	—	903
Net loss	—	—	—	—	—	(29,477)	—	(29,477)
Foreign currency translation adjustment	—	—	—	—	—	—	27	27
Balance as of December 31, 2022, as previously reported	17,746,763	124,229	3,220,046	—	31,892	(29,477)	27	27
Retroactive application of recapitalization (Note 3)	(17,746,763)	(124,299)	10,126,286	1	124,228	—	—	—
Balance as of December 31, 2022	—	—	19,932,429	3	190,624	(85,373)	27	105,281
Conversion of 2022 Convertible Notes into common stock	—	—	5,460,075	2	40,950	—	—	40,952
Issuance of common stock upon the reverse capitalization, net of offering costs	—	—	13,458,293	2	4,586	—	—	4,588
Reclassification of prepaid PIPE	—	—	350,000	—	3,500	—	—	3,500
Reclassification of warrants between liabilities and equity	—	—	—	—	4,329	—	—	4,329
Reclassification of Legacy Complete Solaria Common stock into Complete Solaria Common Stock	—	—	—	(1)	2	—	—	1
Issuance of common stock in connection with forward purchase agreements	—	—	1,050,000	—	4,777	—	—	4,777
Issuance of common stock in connection with forward purchase agreements due to related party	—	—	4,508,488	1	30,712	—	—	30,713
Issuance of common stock bonus shares in connection with Mergers	—	—	463,976	—	2,394	—	—	2,394
Residual Mergers proceeds	—	—	—	—	161	—	—	161
Modification of Carlyle warrant	—	—	—	—	(10,862)	—	—	(10,862)
Issuance of restricted stock units	—	—	98,097	—	52	—	—	52
Issuance of common stock warrants	—	—	—		(3,516)	—	—	(3,616)
Issuance of common stock to related party	—	—	3,676,470	—	5,000	—	—	5,000
Exercise of common stock options	—	—	67,533	—	57	—	—	57
Stock-based compensation	—	—	—	—	5,199	—	—	5,199
Foreign currency translation	—	—	—	—	—	—	116	116
Net loss	—	—	—	—	—	(269,555)	—	(269,555)
Balance as of December 31, 2023	—	$—	49,065,361	$7	$277,965	$(354,928)	$143	$(76,813)

The accompanying notes are an integral part of these consolidated financial statements.

COMPLETE SOLARIA, INC.

Consolidated Statements of Cash Flows

(in thousands, except number of shares)

	Fiscal Years Ended December 31,
	2023	2022
Cash flows from operating activities from continuing operations
Net loss	$(269,555)	$(29,477)
Net loss from discontinued operations, net of income taxes	(173,358)	(1,454)
Net loss from continuing operations, net of tax	(96,197)	(28,023)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock-based compensation expense	3,364	433
Non-cash interest expense(1)	4,882	4,810
Non-cash lease expense	947	468
Gain on extinguishment of convertible notes and SAFEs(2)	-	(3,235)
Depreciation and amortization	930	648
Provision for credit losses	4,274	2,074
Change in reserve for excess and obsolete inventory	6,148	3,631
Issuance of forward purchase agreements(3)	(76)	–
Change in fair value of forward purchase agreement liabilities(4)	3,906	–
Loss on CS Solis debt extinguishment	10,338	–
Change in fair value of warrant liabilities	(29,310)	5,211
Loss on sale of equity securities	4,154	–
Accretion of debt in CS Solis	6,579	–
Loss on issuance of common stock in connection with forward purchase agreements(5)	35,490	–
Loss on issuance of common stock bonus shares in connection with the Mergers(6)	2,394	–
Issuance of restricted stock units in connection with vendor services	52	–
Changes in operating assets and liabilities:
Accounts receivable, net	(12,106)	(9,683)
Inventories	1,544	(4,953)
Prepaid expenses and other current assets	(4,197)	1,600
Long-term deposits	–	(15)
Other noncurrent assets	1,132	(1,132)
Accounts payable	2,292	3,252
Accrued expenses and other current liabilities	(3,313)	(1,154)
Operating lease right-of-use assets and lease liabilities	(598)	(617)
Warranty provision, noncurrent	255	157
Deferred revenue	(1,685)	1,311
Net cash used in operating activities from continuing operations	(58,802)	(25,217)
Net cash provided by operating activities from discontinued operations	190	(6,296)
Net cash used in operating activities	(58,612)	(31,513)
Cash flows from investing activities from continuing operations
Purchase of property and equipment	(35)	–
Capitalization of internal-use software costs	(1,939)	(1,513)
Payments for acquisition of business, net of cash acquired	–	4,848
Proceeds from the sale of equity securities	8,145	–
Net cash provided by investing activities	6,171	3,335
Cash flows from financing activities from continuing operations
Proceeds from issuance of notes payable, net of issuance cost	14,102	5,501
Principal repayment of notes payable	(9,803)	(9,507)
Proceeds from issuance of convertible notes, net of issuance cost	17,750	3,400
Proceeds from issuance of convertible notes, net of issuance cost, due to related parties	3,500	8,600
Repayment of convertible notes to related parties	-	(500)
Proceeds from issuance of long-term debt with CS Solis, net of issuance cost	-	25,000
Proceeds from exercise of common stock options	57	128
Proceeds from Mergers and PIPE Financing	4,219	–
Proceeds from Mergers and PIPE Financing from related parties	15,600	–
Proceeds from common stock	5,000	–
Payments for issuance costs of Series D-1, D-2 and D-3 redeemable convertible preferred stock	-	(1,431)
Net cash provided by financing activities from continuing operations	50,425	31,191
Effect of exchange rate changes	116	27
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,900)	3,040
Cash, cash equivalents, and restricted cash at beginning of period	8,316	5,276
Cash, cash equivalents, and restricted cash at end of period	$6,416	$8,316

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	2,147	162
Cash paid during the year for income taxes	–	6
Supplemental schedule of noncash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	–	245
Carlyle warrant modification	10,862	–
Conversion of 2022 Convertible notes into common stock	30,625	–
Issuance of common stock warrants	3,516	3,589
Issuance of Series D redeemable convertible preferred stock upon conversion of SAFE	–	60,470
Issuance of Series D redeemable convertible preferred stock upon conversion of convertible debt	–	–
Conversion of 2022 Convertible Notes into common stock	21,561	–
Conversion of 2022 Convertible Notes issued to related parties into common stock	19,390	–
Conversion of preferred stock into common stock	155,630	–
Issuance of common stock in connection with forward purchase agreements (5)	35,490	–
Issuance of common stock bonus shares in connection with the Mergers (6)	2,394	–
Recapitalization of Legacy Complete Solaria Common stock into Complete Solaria Common Stock	1	–
Reclassification of investor deposit to PIPE funds	3,500	–
Reclassification of warrants between liabilities and equity	4,329	–
Issuance of Series D-1, D-2 and D-3 redeemable convertible preferred stock upon conversion of convertible debt, net of issuance costs of $1,431	–	11,558
Acquisition of business through issuance of common stock options	–	27,295
Acquisition of business through issuance of Series D redeemable convertible preferred stock	–	52,201
Acquisition of business through issuance of Series D redeemable convertible preferred stock warrants	–	7,812

(1)	Non-cash interest expense to related parties of $0.4 million and $0.3 million during the fiscal years ended December 31, 2023 and 2022, respectively.

(2)	Gain on extinguishment of convertible notes and SAFEs includes other income from related parties of zero and $1.4 million during the fiscal years ended December 31, 2023 and 2022, respectively.

(3)	Issuance of forward purchase agreements includes other income from related parties of $0.4 million and zero during the fiscal years ended December 31, 2023 and 2022, respectively.

(4)	Change in fair value of forward purchase agreement liabilities includes other expense from related parties of ($9.1) million and zero during the fiscal years ended December 31, 2023 and 2022, respectively.

(5)	Issuance of common stock in connection with forward purchase agreements includes other expense from related parties of ($30.7) million and zero during the fiscal years ended December 31, 2023 and 2022, respectively.

(6)	Issuance of common stock bonus shares to related parties in connection with the Mergers includes other expense of $0.7 million and zero during the fiscal years ended December 31, 2023 and 2022, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Organization

(a) Description of Business

Complete Solaria, Inc. (the “Company” or “Complete Solaria”) is a residential solar installer headquartered in Fremont, California, which was formed through Complete Solar Holding Corporation’s acquisition of The Solaria Corporation (“Solaria”).

Complete Solar, Inc. (“Complete Solar”) was incorporated in Delaware on February 22, 2010. Through February 2022, the Company operated as a single legal entity as Complete Solar, Inc. In February 2022, the Company implemented a holding company reorganization (the “Reorganization”) in which the Company created and incorporated Complete Solar Holding Corporation (“Complete Solar Holdings”). As a result of the Reorganization, Complete Solar Holdings became the successor entity to Complete Solar, Inc. The capitalization structure was not changed because of the Reorganization as all shares of Complete Solar, Inc common stock and preferred stock were exchanged on a one for one basis with shares of Complete Solar Holdings common stock and preferred stock. The Reorganization was accounted for as a change in reporting entity for entities under common control. The historical assets and liabilities of Complete Solar, Inc. were transferred to Complete Solar Holdings at their carrying value, and there are no change to net income, other comprehensive income (loss), or any related per share amounts reported in the consolidated financial statements requiring retrospective application.

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

In connection with the closing of the Mergers:

●	Each share of the Company’s capital stock, inclusive of shares converted from 2022 Convertible Notes, issued and outstanding immediately prior to the Closing (“Legacy Complete Solaria Capital Stock”) were cancelled and exchanged into an aggregate of 25,494,332 shares of Complete Solaria Common Stock.

●	In July 2023, (i) Meteora Special Opportunity Fund I, LP (“MSOF”), Meteora Capital Partners, LP (“MCP”) and Meteora Select Trading Opportunities Master, LP (“MSTO”) (with MSOF, MCP, and MSTO collectively as “Meteora”); (ii) Polar Multi-Strategy Master Fund (“Polar”), and (iii) Diametric True Alpha Market Neutral Master Fund, LP, Diametric True Alpha Enhanced Market Neutral Master Fund, LP, and Pinebridge Partners Master Fund, LP (collectively, “Sandia”) (together, the “FPA Funding PIPE Investors”) entered into separate subscription agreements (the “FPA Funding Amount PIPE Subscription Agreements”) pursuant to which, the FPA Funding PIPE Investors subscribed for on the Closing Date, an aggregate of 6,300,000 shares of FACT Class A Ordinary Shares, less, in the case of Meteora, 1,161,512 FACT Class A Ordinary Shares purchased by Meteora separately from third parties through a broker in the open market (“Recycled Shares”) in connection with the Forward Purchase Agreements (“FPAs”). Subsequent to the Closing Date, Complete Solaria entered into an additional FPA Funding PIPE Subscription Agreement with Meteora, to subscribe for and purchase, and Complete Solaria agreed to issue and sell, an aggregate of 420,000 shares of Complete Solaria Common Stock. The Company issued shares of Complete Solaria Common Stock underlying the FPAs as of the latter of the closing of the Mergers or execution of the FPAs.

●	All certain investors (the “PIPE Investors”) purchased from the Company an aggregate of 1,570,000 shares of Complete Solaria Common Stock (the “PIPE Shares”) for a purchase price of $10.00 per share, for aggregate gross proceeds of $15.7 million (the “PIPE Financing”), including $3.5 million that was funded prior to the Closing Date, pursuant to subscription agreements (the “Subscription Agreements”). At the time of the PIPE Financing, Complete Solaria issued an additional 60,000 shares to certain investors as an incentive to participate in the PIPE Financing.

●	On or around the Closing Date, pursuant to the New Money PIPE Subscription Agreements, certain investors affiliated with the New Money PIPE Subscription Agreements (“New Money PIPE Investors”) agreed to subscribe for and purchase, and Complete Solaria agreed to issue and sell to the New Money PIPE Investors an aggregate of 120,000 shares of Complete Solaria Common Stock for a purchase price of $5.00 per share, for aggregate gross proceeds of $0.6 million. Pursuant to its New Money PIPE Subscription Agreement, Complete Solaria issued an additional 60,000 shares of Complete Solaria Common Stock in consideration of certain services provided by it in the structuring of its FPA and the transactions described therein.

●	Subsequent to the Closing, Complete Solaria issued an additional 193,976 shares of Complete Solaria Common Stock to the sponsors for reimbursing sponsors’ transfer to certain counterparties and issued an additional 150,000 shares of Complete Solaria Common Stock to an FPA investor for services provided in connection with the Mergers.

●	In March 2023, holders of 23,256,504 of the originally issued 34,500,000 FACT Class A Ordinary shares exercised their rights to redeem those shares for cash, and immediately prior to the Closing there were 11,243,496 FACT Class A Ordinary Shares that remained outstanding. At the Closing, holders of 7,784,739 shares of Class A common stock of FACT exercised their rights to redeem those shares for cash, for an aggregate of approximately $82.2 million which was paid to such holders at Closing. The remaining FACT Class A Ordinary Share converted, on a one-for-one basis, into one share of Complete Solaria Common Stock.

●	Each issued and outstanding FACT Class B Ordinary Share converted, on a one-for-one basis, into one share of Complete Solaria Common Stock.

In November 2022, Complete Solar Holdings acquired Solaria (as described in Note 4 – Business Combination) and changed its name to Complete Solaria, Inc. On August 18, 2023, the Company entered into a Non-Binding Letter of Intent to sell certain of Complete Solaria’s North American solar panel assets to Maxeon, Inc. (“Maxeon”). In October 2023, the Company completed the sale of its solar panel business to Maxeon. Refer to Note 1(b) – Divestiture and Note 8 – Divestiture.

(b) Divestiture

In October 2023, the Company completed the sale of its solar panel business to Maxeon, pursuant to the terms of the Asset Purchase Agreement (the “Disposal Agreement”). Under the terms of the Disposal Agreement, Maxeon agreed to acquire certain assets and employees of Complete Solaria, for an aggregate purchase price of approximately $11.0 million consisting of 1,100,000 shares of Maxeon ordinary shares. As of December 31, 2023, the Company sold all the shares and recorded a loss of $4.2 million in its consolidated statements of operations and comprehensive loss within loss from continuing operations.

This divestiture represents a strategic shift in Complete Solaria’s business and qualifies as held for sale and as a discontinued operation. Based on the held for sale classification of the assets, the Company has reduced the carrying value of the disposal group to its fair value, less cost to sell and recorded an impairment loss associated with the held for sale intangible assets and goodwill. As a result, the Company classified the results of its solar panel business in discontinued operations in its consolidated statements of operations and comprehensive loss for all periods presented. The cash flows related to discontinued operations have been segregated and are included in the consolidated statements of cash flows for all periods presented. Unless otherwise noted, discussion within the notes to the consolidated financial statements relates to continuing operations only and excludes the historical activities of the North American panel business. See Note 8 – Divestiture for additional information.

(c) Liquidity and Going Concern

Since inception, the Company has incurred recurring losses and negative cash flows from operations. The Company incurred net losses of $269.6 million and $29.5 million, during the fiscal years ended December 31, 2023 and 2022, respectively, and had an accumulated deficit of $354.9 million and current debt of $61.9 million as of December 31, 2023. The Company had cash and cash equivalents of $2.6 million as of December 31, 2023. The Company believes that its operating losses and negative operating cash flows will continue into the foreseeable future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to obtain additional funding and restructure its current debt. Historically, the Company’s activities have been financed through private placements of equity securities, debt and proceeds from the Merger. If the Company is not able to secure adequate additional funding when needed, the Company will need to reevaluate its operating plan and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs or cease operations entirely. These actions could materially impact the Company’s business, results of operations and future prospects. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms that are favorable, or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Therefore, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. They do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the U.S. of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(b) Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, as well as related disclosure of contingent assets and liabilities. Significant estimates and assumptions made by management include, but are not limited to, the determination of:

●	The allocation of the transaction price to identified performance obligations;

●	Fair value of warrant liabilities;

●	The reserve methodology for inventory obsolescence;

●	The reserve methodology for product warranty;

●	The reserve methodology for the allowance for credit losses; and

●	The fair value of the forward purchase agreements

●	The measurement of stock-based compensation

To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or operating results will be affected. The Company bases its estimates on past experience and other assumptions that the Company believes are reasonable under the circumstances, and the Company evaluates these estimates on an ongoing basis. The Company has assessed the impact and are not aware of any specific events or circumstances that required an update to the Company’s estimates and assumptions or materially affected the carrying value of the Company’s assets or liabilities as of the date of issuance of this report. These estimates may change as new events occur and additional information is obtained.

(c) Segment Information

The Company conducts its business in one operating segment that provides custom solar solutions through a standardized platform to its residential solar providers and companies to facilitate the sale and installation of solar energy systems under a single product group. The Company’s Chief Executive Officer (“CEO”) is the Chief Operating Decision Maker (“CODM”). The CODM allocates resources and makes operating decisions based on financial information presented on a consolidated basis. The profitability of the Company’s product group is not a determining factor in allocating resources and the CODM does not evaluate profitability below the level of the consolidated company. All the Company’s long-lived assets are maintained in the U.S. of America.

(d) Concentration of Risks

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are on deposit with major financial institutions. Such deposits may be in excess of insured limits. The Company believes that the financial institutions that hold the Company’s cash are financially sound, and accordingly, minimum credit risk exists with respect to these balances. The Company has not experienced any losses due to institutional failure or bankruptcy. The Company performs credit evaluations of its customers and generally does not require collateral for sales on credit. The Company reviews accounts receivable balances to determine if any receivables will potentially be uncollectible and includes any amounts that are determined to be uncollectible in the allowance for credit losses. As of December 31, 2023, two customers had an outstanding balance that represented 38% and 16% of the total accounts receivable balance. As of December 31, 2022, three single customers had outstanding balances that represented 27%, 18%, and 14%, respectively, of the total accounts receivable balance.

Concentration of customers

The Company defines major customers as those customers who generate revenues that exceed 10% of the Company’s annual net revenues. For the years ended December 31, 2023 and 2022 one customer represented 55% and 47% of gross revenues, respectively.

Concentration of suppliers

For the year ended December 31, 2023, one supplier represented 40% of the Company’s inventory purchases. For the year ended December 31, 2022, three suppliers represented 74% of the Company’s inventory purchases.

(e) Cash and Cash Equivalents

The Company considers all highly liquid securities that mature within three months or less from the original date of purchase to be cash equivalents. The Company maintains the majority of its cash balances with commercial banks in interest bearing accounts. Cash and cash equivalents include cash held in checking and savings accounts and money market accounts consisting of highly liquid securities with original maturity dates of three months or less from the original date of purchase.

(f) Restricted Cash

The Company classifies all cash for which usage is limited by contractual provisions as restricted cash. Restricted cash balance as of December 31, 2023 and 2022, was $3.8 million and $3.9 million, respectively. The restricted cash consists of deposits in money market accounts, which is used as cash collateral backing letters of credit related to customs duty authorities’ requirements. The Company has presented these balances under restricted cash, as a long-term asset, in the consolidated balance sheets. The Company reconciles cash, cash equivalents, and restricted cash reported in the consolidated balance sheets that aggregate to the beginning and ending balances shown in the consolidated statements of cash flows as follows (in thousands):

	As of December 31,
	2023	2022
Cash and cash equivalents	$2,593	$4,409
Restricted cash	3,823	3,907
Total cash, cash equivalents, and restricted cash	$6,416	$8,316

(g) Accounts Receivable, Net

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for credit losses for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition, the amount of receivables in dispute, the current receivables aging and customer payment patterns. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Recoveries of accounts receivable previously written off are recorded when received. The following table summarizes the allowance for doubtful accounts as of December 31, 2023 and 2022 (in thousands):

	As of December 31,
	2023	2022
Balance at beginning of period	$(4,812)	$(2,569)
Provision charged to earnings	(5,083)	(2,243)
Amounts written off, recoveries and other adjustments	49	-
Balance at end of period	$(9,846)	$(4,812)

The Company does not have any off-balance sheet credit exposure relating to its customers.

(h) Inventories

Inventories consist of solar panels and the components of solar energy systems which the Company classifies as finished goods. Costs are computed under the average cost method. The Company identifies inventory which is considered obsolete or in excess of anticipated demand based on a consideration of marketability and product life cycle stage, component cost trends, demand forecasts, historical revenues, and assumptions about future demand and market conditions to state inventory at the lower of cost or net realizable value.

(i) Revenue Recognition

Revenue is recognized when a customer obtains control of promised products and services and the Company has satisfied its performance obligations. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for the products and services. To achieve this core principle, the Company applies the following five steps:

Step 1. Identification of the contract(s) with a customer;

Step 2. Identification of the performance obligations in the contracts(s);

Step 3. Determination of the transaction price;

Step 4. Allocation of the transaction price to the performance obligations;

Step 5. Recognition of the revenue when, or as, the Company satisfies a performance obligation.

Revenues – Solar Energy System Installations

The Company generates revenue primarily from the design and installation of a solar energy system and performing post-installation services. The Company’s contracts with customers include three primary contract types:

●	Cash agreements – The Company contracts directly with homeowners who purchase the solar energy system and related services from the Company. Customers are invoiced on a billing schedule, where the majority of the transaction price is due upon installation with an additional payment due when the system passes inspection by the authority having jurisdiction.

●	Financing partner agreements – In its financing partner agreements, the Company contracts directly with homeowners for the purchase of the solar energy system and related services. The Company refers the homeowner to a financing partner to finance the system, and the homeowner makes payments directly to the financing partner. The Company receives consideration from the financing partner on a billing schedule where the majority of the transaction price is due upon installation with an additional payment due when the system passes inspection by the authority having jurisdiction.

●	Power purchase agreements – The Company contracts directly with a distribution partner to perform the solar energy system installation, and the homeowner will finance the system through a power purchase agreement, which is signed with the Company’s distribution partner. The Company considers the distribution partner to be its customer, as the Company does not contract directly with the homeowner. The Company receives consideration from the distribution partner on a billing schedule where the majority of the transaction price is due upon installation with an additional payment due when the system passes inspection by the authority having jurisdiction.

In each of the Company’s customer contract types, the Company’s revenue consists of two performance obligations, which include the performance of the installation of the solar energy system and post- installation services.

Installation includes the design of a solar energy system, the delivery of the components of the solar energy system (i.e., photovoltaic system, inverter, battery storage, etc.), installation services and services facilitating the connection of the solar energy system to the power grid. The Company accounts for these services as inputs to a combined output, resulting in a single service-based performance obligation. The Company recognizes revenue upon the completion of installation services, which occurs upon the transfer of control of the solar energy system and title of the related hardware components to the homeowner or distribution partner.

Post-installation services consist primarily of administrative services and customer support, which the Company performs between the completion of installation and the date of inspection of the solar energy system by the authority having jurisdiction. The Company recognizes revenue at a point in time, which is when the inspection occurs.

As the Company’s contracts with customers contain multiple performance obligations, the transaction price is allocated to each performance obligation based on its standalone selling price. The Company generally determines the standalone selling price based on the estimated costs incurred in the delivery of each performance obligation, relative to the total costs to be incurred under the contract.

The Company records deferred revenue for amounts invoiced that are not subject to refund upon termination. In certain contracts with customers, the Company arranges for a third-party financing partner to provide financing to the customer. The Company collects upfront from the financing partner and the customer will provide installment payments to the financing partner. The Company records revenue in the amount received from the financing partner, net of any financing fees charged to the homeowner, which the Company considers to be a customer incentive. None of the Company’s contracts contain a significant financing component.

The Company guarantees to customers certain specified minimum solar energy production output of the solar energy system for 10-years after the installation. The Company monitors the solar energy systems to determine whether these specified minimum outputs are being achieved. The Company will issue payments to customers if the output falls below contractually stated thresholds over the performance guarantee period. Revenue is recognized to the extent it is probable that a significant reversal of such revenue will not occur.

Revenues – Software Enhanced Services

The Company generates revenue from software enhanced services through the provision of design and proposal services. The Company’s customers for design services are solar installers who leverage the Company’s expertise and software platforms to obtain structural letters, computer aided designs and electrical reviews. The Company charges the customer a per design fixed fee for each type of service that is performed, and the Company recognizes revenue in the period the services are performed. The customer contracts contain the customer right to terminate the contract each month and are therefore enforceable only for the contracted services purchased each month. Revenue is recognized for design services in the month the services are performed.

The Company’s customers for proposal services for solar sales organizations who contract with the Company to develop proposals for their potential residential solar customers. The Company generates proposals for the customer using the HelioQuote platform. Customers may purchase a fixed number of proposals for a given month or may contract on a pay as you go basis, and the performance obligation is defined by the number of proposals purchased by the customer each month. The customer contracts contain the customer right to terminate the contract each month and are therefore enforceable only for the services purchased each month. Revenue is recognized for proposal services in the month the services are performed.

Warranties

The Company typically provides a 10-year warranty on its solar energy system installations, which provides assurance over the workmanship in performing the installation, including roof leaks caused by the Company’s performance. For solar panel sales recognized prior to the Disposal Transaction, the Company provides a 30-year warranty that the products will be free from defects in material and workmanship.

When the revenues are recognized for the solar energy systems installations services, the Company accrues liabilities for the estimated future costs of meeting its warranty obligations. The Company makes and revises these estimates based primarily on the volume of new sales that contain warranties, historical experience with and projections of warranty claims, and estimated solar energy system and panel replacement costs. The Company records a provision for estimated warranty expenses in cost of revenues within the accompanying consolidated statements of operations and comprehensive loss.

Shipping and handling costs and certain taxes

Revenues are recognized net of taxes collected from customers and remitted to governmental authorities. Shipping and handling costs associated with outbound freight are accounted for as a fulfillment cost and are included in both revenues and cost of revenues in the accompanying consolidated statements of operations and comprehensive loss.

Deferred revenue

The Company typically invoices its customers upon completion of set milestones, generally upon installation of the solar energy system with the remaining balance invoiced upon passing final building inspection. Standard payment terms to customers range from 30 to 60 days. When the Company receives consideration, or when such consideration is unconditionally due, from a customer prior to delivering goods or services to the customer under the terms of a customer agreement, the Company records deferred revenue. As installation projects are typically completed within 12-months, the Company’s deferred revenue is reflected in current liabilities in the accompanying consolidated balance sheets. The amount of revenue recognized during the years ended December 31, 2023 and 2022 that was included in deferred revenue at the beginning of each period was $2.1 million and $3.9 million, respectively.

Disaggregation of revenue

Refer to the table below for the Company’s revenue recognized by product and service type (in thousands):

	Fiscal Year Ended December 31,
	2023	2022
Solar energy system installations	$84,858	$62,896
Software enhanced services	2,758	3,579
Total revenue	$87,616	$66,475

For the years ended December 31, 2023 and 2022, all revenue recognized was generated in the U.S.

Remaining performance obligations

The Company has elected the practical expedient not to disclose remaining performance obligations for contracts that are less than one year in length. As of December 31, 2023, the Company has deferred $1.2 million associated with a long-term service contract, which will be recognized evenly through 2028. The Company has deferred $1.3 million associated with a long-term service contract as of December 31, 2022.

Incremental costs of obtaining customer contracts

Incremental costs of obtaining customer contracts consist of sales commissions, which are costs paid to third-party vendors who source residential customer contracts for the sale of solar energy systems by the Company. The Company defers sales commissions and recognizes expense in accordance with the timing of the related revenue recognition. Amortization of deferred commissions is recorded as sales commissions in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2023 and 2022, deferred commissions were $4.2 million and $2.8 million, respectively, which were included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

(j) Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the current period. Repair and maintenance costs are expensed as incurred. Depreciation and amortization are calculated using the straight-line method over the following estimated useful lives of the assets:

Useful Lives
Manufacturing equipment	1 – 3 years
Developed software	5 years
Furniture & equipment	3 – 5 years
Leasehold improvements	3 – 5 years

(k) Internal-Use Software

The Company capitalizes costs to develop its internal-use software when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be utilized as intended. These costs include personnel and related employee benefits and expenses for employees who are directly associated with and who devote time to software projects, and external direct costs of materials and services consumed in developing or obtaining software. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to provide additional material functionality are capitalized and amortized over the estimated useful life of the related upgrade. During the years ended December 31, 2023 and 2022, the Company capitalized $1.9 million and $1.5 million, respectively, of internal-use software development costs. The remaining unamortized balance as of December 31, 2023 and December 31, 2022 of $3.8 million and $2.7 million, respectively, is included in property and equipment, net within the accompanying consolidated balance sheets.

(l) Cost of Revenues

Cost of revenues includes actual cost of material, labor and related overhead incurred for revenue-producing units, and includes associated warranty costs, freight and delivery costs, depreciation, and amortization of internally developed software.

(m) Advertising and Promotional Expenses

Advertising and promotional costs are expensed as incurred and included in sales and marketing expense in the accompanying consolidated statements of operations and comprehensive loss. Advertising costs were not material for the years ended December 31, 2023 and 2022.

(n) Income Taxes

Income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income tax provision.

(o) Foreign Currency

The Company’s reporting currency is the US dollar. The functional currency for each of the Company’s foreign subsidiaries is the local currency, as it is the monetary unit of account of the principal economic environments in which the Company’s foreign subsidiaries operate. Assets and liabilities of the foreign subsidiaries are translated at the current exchange rate as of the end of the period, and revenue and expenses are translated at the average exchange rates in effect during the period. The gain or loss resulting from the process of translating foreign currency financial statements into US dollar financial statements is accounted for as a foreign currency cumulative translation adjustment and is reported as a component of accumulated other comprehensive loss. Foreign currency transaction gains and losses resulting from transactions denominated in a currency other than the functional currency are recognized in Other Income (expense), net in the consolidated statements of operations and comprehensive loss.

(p) Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive income (loss), net. The Company’s other comprehensive loss consists of foreign currency translation adjustments that result from the consolidation of its foreign entities and is reported net of tax effects.

(q) Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, ROU assets, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, and quoted market values, as considered necessary.

There were no impairment charges recorded in continuing operations for the years ended December 31, 2023 and 2022.

(r) Intangible Assets, Net

Intangible assets are recorded at the cost, less accumulated amortization. Amortization is recorded using the straight-line method. All intangible assets that have been determined to have definite lives are amortized over their estimated useful life as indicated below:

Useful Lives
Assembled workforce	2 years

(s) Deferred Transaction Costs

Deferred transaction costs, which consist of direct incremental legal, consulting and accounting fees related to the merger with Freedom in July 2023, are capitalized until they were recorded against proceeds upon the consummation of the transaction. In accounting for the Mergers, direct offering costs of approximately $5.7 million were reclassified to additional paid-in capital and netted against the Mergers proceeds received upon close. As of December 31, 2023, there were no deferred transaction costs. As of December 31, 2022, the Company had recorded $1.1 million of deferred transaction costs in other noncurrent assets on the consolidated balance sheets.

(t) Stock-Based Compensation

The Company recognizes stock-based compensation expense over the requisite service period on a straight- line basis for all stock-based payments that are expected to vest to employees, non-employees and directors, including grants of employee stock options and other stock-based awards. Equity-classified awards issued to employees, non-employees such as consultants and non-employee directors are measured at the grant-date fair value of the award. Forfeitures are recognized as they occur. For accounting purposes, the Company estimates grant-date fair value of stock options using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock prior to the Mergers, the expected term of the option the expected volatility of the price of the Company’s common stock and expected dividend yield. The Company determines these inputs as follows:

Expected Term—Expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method.

Expected Volatility—Expected volatility is estimated by studying the volatility of comparable public companies for similar terms.

Expected Dividend—The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company has never paid dividends and has no plans to pay dividends.

Risk-free Interest Rate—The Company derives the risk-free interest rate assumption from the U.S. Treasury’s rates for the U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued.

(u) Fair Value Measurements

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

Financial assets and liabilities held by the Company measured at fair value on a recurring basis as of December 31, 2023 and 2022 include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, the warrant liabilities and FPA liabilities.

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate their fair value because of their short-term nature (classified as Level 1).

The warrant liabilities and FPA liabilities are measured at fair value using Level 3 inputs. The Company records subsequent adjustments to reflect the increase or decrease in estimated fair value at each reporting date within the consolidated statements of operations and comprehensive loss as a component of other income.

(v) Net Loss Per Share

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

(w) Convertible Debt Embedded Derivative Liabilities

The Company evaluates the embedded conversion feature within its convertible debt instruments under ASC 815-15 and ASC 815-40 to determine if the conversion feature meets the definition of a liability and, if so, whether to bifurcate the conversion feature and account for it as a separate derivative liability. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations and comprehensive loss. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the consolidated balance sheets as current or non-current based on whether net-cash settlement of the derivative instrument could be required within twelve months after the balance sheet date. The derivative is subject to re-measurement at the end of each reporting period, with changes in fair value recognized as a component of other income (expense), net, in the consolidated statements of operations and comprehensive loss. The Company’s embedded derivative liabilities were extinguished in the first quarter of 2022.

(x) Leases

Effective January 1, 2021, the Company early adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as amended (“ASC 842”). The Company determines if a contract is a lease or contains a lease at the inception of the contract and reassesses that conclusion if the contract is modified. The Company’s lease agreements generally contain lease and non-lease components. Payments under lease arrangements are primarily fixed. The Company combines lease and non-lease components and accounts for them together as a single lease component. All leases are assessed for classification as an operating lease or a finance lease. Operating lease right-of-use (“ROU”) assets are presented separately on the Company’s consolidated balance sheets. Operating lease liabilities are separated into a current portion and non-current portion and are presented separately on the Company’s consolidated balance sheets. The Company does not have finance lease ROU assets or liabilities.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. The Company does not obtain and control its right to use the identified asset until the lease commencement date.

The Company generally uses its incremental borrowing rate to discount the lease payments to present value. The estimated incremental borrowing rate is derived from information available at the lease commencement date. The Company’s lease terms include periods under options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The Company generally uses the base, non-cancelable, lease term when determining the lease assets and liabilities. The Company also records a corresponding right-of-use asset and applicable lease commencement date, which is calculated based on the amount of the lease liability, adjusted for any advance lease payments made, lease incentives received, and initial direct costs incurred. Right-of-use assets are subject to evaluation for impairment or disposal on a basis consistent with other long-lived assets.

The Company has elected, for all classes of underlying assets, not to recognize ROU assets and lease liabilities for leases with a term of twelve months or less. Lease cost for short-term leases is recognized on a straight-line basis over the lease term.

(y) Warrant Liabilities

The Company accounts for its warrant liabilities in accordance with the guidance in ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, under which the warrants that do not meet the criteria for equity classification and must be recorded as liabilities. The warrant liabilities are measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement, with any subsequent changes in fair value recognized in other income (expense), net on the consolidated statements of operations and comprehensive loss. Refer to Note 5 – Fair Value Measurements and Note 14 – Warrants.

(z) Forward Purchase Agreements

The Company accounts for its forward purchase agreements (“FPAs”) in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity, as the agreements embody an obligation to transfer assets to settle a forward contract. The warrant liabilities are measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement, with any subsequent changes in fair value recognized in other income (expense), net on the consolidated statements of operations and comprehensive loss. Refer to Note 5 – Fair Value Measurements and Note 6 – Forward Purchase Agreements.

(aa) Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for public and private companies’ fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and December 15, 2022, respectively. The Company adopted ASU 2016-13 under the private company transition guidance beginning January 1, 2023. The adoption did not have a material impact on the Company’s consolidated financial statements.

(bb) Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. The Company is currently evaluating ASU 2023-07 but expects the impact of the disclosures to be immaterial to the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The objective of ASU 2023-09 is to enhance disclosures related to income taxes, including specific thresholds for inclusion within the tabular disclosure of income tax rate reconciliation and specified information about income taxes paid. ASU 2023-09 is effective for public companies starting in annual periods beginning after December 15, 2024. The Company is currently evaluating ASU 2023-09 but expects the impact of the disclosures to be immaterial to the Company’s consolidated financial statements.

(3) Reverse Recapitalization

As discussed in Note 1 – Organization, on July 18, 2023, the Company consummated the Mergers pursuant to the Amended and Restated Business Combination Agreement. The Mergers was accounted for as a reverse recapitalization, rather than a business combination, for financial accounting and reporting purposes. Accordingly, Complete Solaria was deemed the accounting acquirer (and legal acquiree) and FACT was treated as the accounting acquiree (and legal acquirer). Complete Solaria has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

●	Complete Solaria’s pre-combination stockholders have the majority of the voting power in the post- merged company;

●	Legacy Complete Solaria’s stockholders have the ability to appoint a majority of the Complete Solaria Board of Directors;

●	Legacy Complete Solaria’s management team is considered the management team of the post-merged company;

●	Legacy Complete Solaria’s prior operations is comprised of the ongoing operations of the post-merged company;

●	Complete Solaria is the larger entity based on historical revenues and business operations; and

●	the post-merged company has assumed Complete Solaria’s operating name.

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

Upon the closing of the Mergers and the PIPE Financing in July 2023, the Company received net cash proceeds of $19.7 million. The following table reconciles the elements of the Mergers to the audited consolidated statements of cash flows and the audited consolidated statements of stockholders’ deficit for the year-ended December 31, 2023 (in thousands):

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

In connection with the Mergers, the Company incurred direct and incremental costs of approximately $16.4 million related to legal, accounting, and other professional fees, which were offset against the Company’s additional paid-in capital. Of the $16.4 million, $5.8 million was incurred by Legacy Complete Solaria and $10.6 million was incurred by FACT. As of December 31, 2023, the Company made cash payments totaling $5.4 million to settle transaction costs. As a result of the Closing, outstanding 2022 Convertible Notes were converted into shares of Complete Solaria Common Stock.

(4) Business Combination

Solaria Acquisition

On November 4, 2022, Complete Solar Holdings acquired Solaria for aggregate consideration paid of $89.1 million, comprising of $0.1 million in cash, 2,884,550 shares of common stock with an aggregate fair value of $17.3 million, 6,803,549 shares of preferred stock with an aggregate fair value of $52.2 million, 78,962 common stock warrants for an aggregate value of $0.2 million, 1,376,414 preferred stock warrants for an aggregate fair value of $7.8 million, 5,382,599 stock options with an aggregate fair value of $10.0 million attributable to services provided prior to the acquisition date, and the payment of seller incurred transaction expenses of $1.5 million. In addition, the Company assumed $14.1 million of unvested Solaria stock options, which has been and will be recorded as stock-based expense over the remaining service period. Solaria designs, develops, manufactures, and generates revenue from the sale of silicon photovoltaic solar panels and licensing of its technology to third parties. At the time of the acquisition, the Company believed that the acquisition of Solaria would establish the Company as a full system operator, with a compelling customer offering with best-in-class technology, financing, and project fulfilment, which would enable the Company to sell more product across more geographies in the U.S. and Europe. This transaction was accounted for as a business combination in accordance with ASC 805, Business Combinations. Subsequent to the acquisition as discussed above, the Company sold certain intangible assets constituting the Solaria business in October of 2023, resulting in the results of the Solaria business to be reflected as discontinued operations and certain intangible assets and goodwill to be recognized as held-for-sale. Refer to Note 8 – Divestiture for further details.

Acquisition costs of $1.3 million were expensed by the Company and are included in general and administrative expenses within the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022.

The fair value of assets acquired and liabilities assumed was based upon a preliminary valuation and the Company’s estimates and assumptions are subject to change within the measurement period. The following table summarized the provisional fair value of identifiable assets acquired and liabilities assumed (in thousands):

Cash, cash equivalents and restricted cash	$5,402
Accounts receivable	4,822
Inventories	5,354
Prepaid expenses and other current assets	8,569
Property and equipment	830
Operating lease right-of-use asset	1,619
Intangible assets	43,100
Other non-current assets	112
Total identifiable assets acquired	69,808
Accounts payable	4,210
Accrued expenses and other current liabilities	11,845
Notes payable	20,823
Deferred revenue	73
Operating lease liabilities, net of current portion	1,132
Warranty provision, noncurrent	1,566
SAFE agreements	60,470
Total identifiable liabilities assumed	100,119
Net identifiable liabilities assumed	30,311
Goodwill	119,422
Total aggregate consideration paid	$89,111

Goodwill represents the excess of the preliminary estimated consideration transferred over the fair value of the net tangible and intangible assets acquired and has been allocated to the Company’s single reporting unit. Goodwill was subsequently reclassified to long-term assets held for sale – discontinued operations, on the Company’s balance sheet as of December 31, 2022, stemming from the sale of the Solaria business discussed in Note 8 – Divestiture below.

Intangible assets acquired and subsequently disposed of as part of the Solaria sale discussed in Note 8 – Divestiture below are as follows (in thousands):

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

As a result of the Solaria acquisition, the Company recognized $45.9 million of deferred tax assets. Due to the uncertainty surrounding the Company’s ability to realize such deferred income tax assets, a full valuation allowance has been established. Net operating losses were incurred by Solaria from November 4, 2022 through the divestiture in 2023. An unrecognized tax benefit was recorded in 2023 related to all acquired losses and post-acquisition losses due to the divestiture. Refer to Note 19 – Income Taxes for additional details.

(5) Fair Value Measurements

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value, on a recurring basis (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Liabilities
Carlyle warrants	$-	$-	$9,515	$9,515
Public warrants	167	-	-	167
Private placement warrants	-	122	-	122
Working capital warrants	-	14	-	14
Replacement warrants	–	–	1,310	1,310
Forward purchase agreement liabilities	-	-	3,831	3,831
Total	$167	$136	$14,656	$14,959

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Liabilities
Redeemable convertible preferred stock warrant liability	$—	$—	$14,152	$14,152
Total	$—	$—	$14,152	$14,152

Carlyle Warrants

As part of the Company’s amended and restated warrant agreement with CRSEF Solis Holdings, LLC (“Carlyle”), dated July 18, 2023, the Company issued Carlyle a warrant to purchase up to 2,745,879 shares of Complete Solaria Common Stock at a price per share of $0.01, which is inclusive of the outstanding warrant to purchase 1,995,879 shares at the time of modification. The warrant, which expires on July 18, 2030, provides Carlyle with the right to purchase shares of Complete Solaria Common Stock based on (a) the greater of (i) 1,995,879 shares and (ii) the number of shares equal to 2.795% of Complete Solaria’s issued and outstanding shares of common stock, on a fully-diluted basis; plus (b) on and after the date that is ten (10) days after the date of the amended and restated warrant agreement, an additional 350,000 shares; plus (c) on and after the date that is thirty (30) days after the date of the amended and restated warrant agreement, if the original investment amount has not been repaid, an additional 150,000 shares; plus (d) on and after the date that is ninety (90) days after the date of the amended and restated warrant agreement, if the original investment amount has not been repaid, an additional 250,000 shares, in each case, of Complete Solaria Common Stock at a price of $0.01 per share. As the warrant is exercisable into a variable number of shares based on the Company’s fully diluted capitalization table, the Company has classified the warrants as liabilities. The Company valued the warrants based on a Black-Scholes Option Pricing Method, which included the following inputs:

	December 31,
	2023	2022
Expected term	7.0 years	—
Expected volatility	77.0%	—
Risk-free interest rate	3.92%	—
Expected dividend yield	0.0%	—

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

Forward Purchase Agreement Liabilities

The FPA liabilities are measured at fair value on a recurring basis using a Monte Carlo simulation analysis. The expected volatility is determined based on the historical equity volatility of comparable companies over a period that matches the simulation period, which included the following inputs:

	December 31,
	2023	2022
Common stock trading price	$1.66	$—
Simulation period	1.55 years	—
Risk-free rate	4.48%	—
Volatility	95.0%	—

Redeemable Convertible Preferred Stock Warrant Liabilities

The Company historically issued redeemable convertible warrants, which were classified as liabilities and adjusted to fair value using the Black Scholes Option Pricing Method. The terms of the redeemable convertible preferred stock warrants are described in Note 14 – Warrants.

Series B Redeemable Convertible Preferred Stock Warrant

	December 31,
	2023	2022
Expected term	—	3.1 years
Expected volatility	—	72.5%
Risk-free interest rate	—	4.2%
Expected dividend yield	—	0.0%

Series C Redeemable Convertible Preferred Stock Warrant

	December 31,
	2023	2022
Expected term	—	3.6 years
Expected volatility	—	72.5%
Risk-free interest rate	—	4.0%
Expected dividend yield	—	0.0%

Series D-7 Redeemable Convertible Preferred Stock Warrant

	December 31,
	2023	2022
Expected term	0.3 years	1.5 years
Expected volatility	78.5%	78.5%
Risk-free interest rate	5.4%	4.7%
Expected dividend yield	0.0%	0.0%

The redeemable convertible preferred stock warrant liabilities were measured at fair value at the issuance date and as of each subsequent reporting period with changes in the fair value recorded within other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss.

(6) Forward Purchase Agreements

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

Additionally, in accordance with ASC 480, Distinguishing Liabilities from Equity, the Company has determined that the forward contract is a financial instrument other than a share that represent or are indexed to obligations to repurchase the issuer’s equity shares by transferring assets, referred to herein as the “forward purchase liability” on its consolidated balance sheets. The Company initially measured the forward purchase liability at fair value and has subsequently remeasured it at fair value with changes in fair value recognized in earnings.

Through the date of issuance of the Complete Solaria Common Stock in satisfaction of the Company’s obligation to issue shares around the closing of the Mergers, the Company recorded $35.5 million to other income (expense), net associated with the issuance of 6,720,000 shares of Complete Solaria Common Stock in association with the FPAs.

As of the closing of the Mergers and issuance of the Complete Solaria Common Stock underlying the FPAs, the fair value of the prepaid FPAs was an asset balance of $0.1 million and was recorded on the Company’s consolidated balance sheets and within other income (expense), net on the consolidated statements of operations and comprehensive loss. Subsequently, the change of fair value of the forward purchase liability amounted to an expense of $3.9 million for the fiscal year ended December 31, 2023. As of December 31, 2023, the forward purchase liabilities amounted to $3.8 million.

On December 18, 2023, the Company and the FPA Sellers entered into separate amendments to the FPA (the “Amendments”). The Amendments lower the reset floor price of each FPA from $5.00 to $3.00 and allow the Company to raise up to $10.0 million of equity from existing stockholders without triggering certain anti-dilution provisions contained in the FPA; provided, the insiders pay a price per share for their initial investment equal to the closing price per share as quoted on the Nasdaq on the day of purchase; provided, further, that any subsequent investments are made at a price per share equal to the greater of (a) the closing price per share as quoted by Nasdaq on the day of the purchase or (b) the amount paid in connection with the initial investment.

(7) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2023	2022
Inventory deposits	$616	$6,255
Prepaid sales commissions	4,185	2,838
Other	1,016	978
Total prepaid expenses and other current assets	$5,817	$10,071

(8) Divestiture

Discontinued operations

As previously described in Note 1 – Organization, on August 18, 2023, the Company entered into a Non-Binding Letter of Intent to sell certain of Complete Solaria’s North American solar panel assets, inclusive of intellectual property and customer contracts, to Maxeon. In October 2023, the Company completed the sale of its solar panel business to Maxeon, pursuant to the terms of the Asset Purchase Agreement Disposal Agreement. Under the terms of the Disposal Agreement, Maxeon agreed to acquire certain assets and employees of Complete Solaria. The Company determined that this divestiture represented a strategic shift in the Company’s business and qualified as a discontinued operation. Accordingly, the results of operations and cash flows relating to Solaria have been reflected as discontinued operations in the consolidated statements of operations and comprehensive loss for the fiscal year ended December 31, 2023 and the consolidated statements of cash flows for the fiscal year ended December 31, 2023.

Components of amounts reflected in the consolidated statements of operations and comprehensive loss related to discontinued operations are presented in the table, as follows (in thousands):

Fiscal year ended
December 31, 2023
Revenues	$29,048
Cost of revenues	30,609
Gross loss	(1,561)
Operating expenses:
Sales and marketing	6,855
General and administrative	17,472
Total operating expenses	24,327
Loss from discontinued operations	(25,888)
Other income, net	31
Loss from discontinued operations before income taxes	(25,857)
Income tax benefit	4
Loss from discontinued operations, net of tax	(25,853)
Impairment loss from discontinued operations	(147,505)
Net loss from discontinued operations	$(173,358)

(9) Property and Equipment, Net

Property and equipment, net consist of the following (in thousands, except year data):

	Estimated	As of December 31,
	Useful Lives (Years)	2023	2022
Developed software	5	$6,993	$5,054
Manufacturing equipment	3	131	102
Furniture and equipment	3	96	90
Leasehold improvements	5	708	708
Total property and equipment		7,928	5,954
Less: accumulated depreciation and amortization		(3,611)	(2,478)
Total property and equipment, net		$4,317	$3,476

Depreciation and amortization expense on tangible assets totaled $0.9 million and $0.6 million for the fiscal years ended December 31, 2023 and 2022. There were no impairment charges on tangible assets recognized for the fiscal years ended December 31, 2023 and 2022.

(10) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2023	2022
Accrued compensation and benefits	$3,969	$3,940
Customer deposits	544	930
Uninvoiced contract costs	671	1,914
Inventory received but not invoiced	–	972
Accrued term loan and revolving loan amendment and final payment fees	2,400	2,400
Accrued legal settlements	7,700	1,853
Accrued taxes	931	1,245
Accrued rebates and credits	677	1,076
Operating lease liabilities, current	607	958
Accrued warranty, current	1,433	767
Other accrued liabilities	8,938	3,775
Total accrued expenses and other current liabilities	$27,870	$19,830

(11) Employee Benefit Plan

The Company sponsors a 401(k) defined contribution and profit-sharing plan (“401(k) Plan”) for its eligible employees. This 401(k) Plan provides for tax-deferred salary deductions for all eligible employees. Employee contributions are voluntary. Employees may contribute the maximum amount allowed by law, as limited by the annual maximum amount as determined by the Internal Revenue Service. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. The Company made no contributions to the 401(k) Plan for the fiscal years ended December 31, 2023 and 2022.

(12) Other Expense, Net

Other expense, net consist of the following (in thousands):

	Fiscal Years Ended December 31,
	2023	2022
Change in fair value of redeemable convertible preferred stock warrant liability	$8,513	$–
Change in fair value of Carlyle warrants	14,373	–
Change in fair value of warrant liabilities	–	(5,211)
Change in fair value of FACT public, private placement and working capital warrants	6,424	–
Gain on extinguishment of convertible notes and SAFE agreements(1)	–	3,235
Loss on sale of equity securities	(4,154)	–
Loss on CS Solis debt extinguishment	(10,338)	–
Bonus shares issued in connection with the Mergers(2)	(2,394)	–
Issuance of forward purchase agreements(3)	76	–
Change in fair value of forward purchase agreement liabilities(4)	(3,906)	–
Loss on issuance of shares in connection with the forward purchase agreements(5)	(35,490)	–
Loss on discontinued Solaria business and other, net	(2,966)	118
Total other expense, net	$(29,862)	$(1,858)

(1)	Includes zero and $1.4 million of other income for the fiscal years ended December 31, 2023 and 2022, respectively, recognized upon the conversion of related party convertible notes and SAFEs.

(2)	Includes $0.7 million of other expense for the fiscal year ended December 31, 2023 for bonus shares issued to related parties in connection with the Mergers.

(3)	Includes $0.4 million of other income for the fiscal year ended December 31, 2023 for forward purchase agreements entered into with related parties.

(4)	Includes $9.1 million of other expense for the fiscal year ended December 31, 2023 for forward purchase agreements entered into with related parties.

(5)	Includes $30.7 million of other expense the fiscal year ended December 31, 2023 for shares issued to related parties in connection with the forward purchase agreements.

(13) Common Stock

The Company has authorized the issuance of 1,000,000,000 shares of common stock and 10,000,000 shares of preferred stock as of December 31, 2023. No preferred stock has been issued.

Common Stock Purchase Agreements

On December 18, 2023, the Company entered into separate common stock purchase agreements (the “Purchase Agreements”) with the Rodgers Massey Freedom and Free Markets Charitable Trust and the Rodgers Massey Revocable Living Trust (each a “Purchaser”, and together, the “Purchasers”). Pursuant to the terms of the Purchase Agreements, each Purchaser purchased 1,838,235 shares of common stock of the Company, par value $0.0001, (the “Shares”), at a price per share of $1.36, representing an aggregate purchase price of $4,999,999.20. The Purchasers paid for the Shares in cash. Thurman J. Rodgers is a trustee of each Purchaser and is the Executive Chairman of the board of directors of the Company.

The Company has reserved shares of common stock for issuance related to the following:

As of December 31, 2023
Common stock warrants	27,637,266
Employee stock purchase plan	2,628,996
Stock options and RSUs, issued and outstanding	11,774,743
Stock options and RSUs, authorized for future issuance	3,850,462
Total shares reserved	45,891,467

(14) Warrants

Series B Warrants (Converted to Common Stock Warrants)

In February 2016, the Company issued a warrant to purchase 5,054 shares of Series B preferred stock (the “Series B warrant”) in connection with a 2016 credit facility. The Series B warrant is immediately exercisable at an exercise price of $4.30 per share and has an expiration date of February 2026. The fair value of the Series B warrant was less than $0.1 million as of December 31, 2022 and as of July 18, 2023, when the Series B warrant was reclassified from warrant liability to additional paid-in capital, as the warrant is exercisable into shares of Complete Solaria Common Stock upon the close of the Mergers. The relative fair value of the Series B warrant at issuance was recorded as a debt issuance cost within other non-current liabilities on the accompanying consolidated balance sheets, and changes in fair value have been recorded in other income (expense), net on the accompanying consolidated statements of operations and comprehensive loss for the fiscal years ended December 31, 2023 and 2022.

Series C Warrants (Converted to Common Stock Warrants)

In July 2016, the Company issued a warrant to purchase 148,477 shares of Series C preferred stock (the “Series C warrant”) in connection with the Series C financing. The Series C warrant agreement also provided for an additional number of Series C shares calculated on a monthly basis commencing on June 2016 based on the principal balance outstanding of the notes payable outstanding. The maximum number of shares exercisable under the Series C warrant agreement is 482,969 shares of Series C preferred stock. The Series C warrant was immediately exercisable at an exercise price of $1.00 per share and has an expiration date of July 2026. The fair value of the Series C warrant was $6.3 million as of December 31, 2022. The fair value of the Series C warrant was $2.3 million as of July 18, 2023, when the Series B warrant was reclassified from redeemable convertible preferred stock warrant liability to additional paid-in capital, as the warrant is exercisable into shares of Complete Solaria Common Stock upon the close of the Mergers. The relative fair value of the Series C warrant at issuance was recorded as Series C preferred stock issuance costs and redeemable convertible preferred stock warrant liability on the accompanying consolidated balance sheets, and changes in fair value have been recorded in other income (expense), net on the accompanying consolidated statements of operations and comprehensive loss for the fiscal years ended December 31, 2023 and 2022.

Series C-1 Warrants (Converted to Common Stock Warrants)

In January 2020, the Company issued a warrant to purchase 173,067 shares of common stock in conjunction with the Series C-1 preferred stock financing. The warrant is immediately exercisable at an exercise price of $0.01 per share and has an expiration date of January 2030. The warrant remains outstanding as of December 31, 2023. At issuance, the relative fair value of the warrant was determined to be $0.1 million using the Black-Scholes model with the following weighted average assumptions: expected term of 10 years; expected volatility of 62.5%; risk-free interest rate of 1.5%; and no dividend yield. The fair value of the warrant was recorded within additional paid-in capital on the consolidated balance sheets. The warrant is not remeasured in future periods as it meets the conditions for equity classification.

Carlyle Warrants

In February 2022, as part of a debt financing from Carlyle (refer to Note 15 – Borrowing Arrangements), the Company issued a warrant to purchase 2,886,952 shares of common stock in conjunction with the redeemable investment in CS Solis. The warrant contained two tranches, the first of which is immediately exercisable for 1,995,879 shares. The second tranche, which was determined to be a separate unit of account, was exercisable upon a subsequent investment from Carlyle in CS Solis. No subsequent investment was made and the investment period expired on December 31, 2022 and the second tranche of warrants expired prior to becoming exercisable. The vested warrant had an exercise price of $0.01 per share and had an expiration date of February 2029.

At issuance, the relative fair value of the warrant was determined to be $3.4 million using the Black-Scholes model with the following weighted average assumptions: expected term of 7 years; expected volatility of 73.0%; risk-free interest rate of 1.9%; and no dividend yield. The fair value of the warrant was recorded within additional paid-in capital and as a discount on the long-term debt in CS Solis on the consolidated balance sheets as of December 31, 2022.

In July 2023, and in connection with the closing of the Mergers, the Carlyle debt and warrants were modified. Based on the exchange ratio included in the Mergers, the 1,995,879 outstanding warrants to purchase Legacy Complete Solaria Common Stock prior to modification were exchanged into warrants to purchase 1,995,879 shares of Complete Solaria Common Stock. As part of the modification, the warrant, which expires on July 18, 2030, provides Carlyle with the right to purchase shares of Complete Solaria Common Stock based on (a) the greater of (i) 1,995,879 shares and (ii) the number of shares equal to 2.795% of Complete Solaria’s issued and outstanding shares of common stock, on a fully-diluted basis; plus (b) on and after the date that is ten (10) days after the date of the agreement, an additional 350,000 shares; plus (c) on and after the date that is thirty (30) days after the date of the agreement, if the original investment amount has not been repaid, an additional 150,000 shares; plus (d) on and after the date that is ninety (90) days after the date of the agreement, if the original investment amount has not been repaid, an additional 250,000 shares, in each case, of Complete Solaria Common Stock at a price of $0.01 per share. Of the additional warrants that become exercisable after the modification, the tranches of 350,000 warrants vesting ten days after the date of the agreement and 150,000 warrants vesting thirty days after the date of the agreement are exercisable as of December 31, 2023.

The modification of the warrant resulted in the reclassification of previously equity classified warrants to liability classification, which was accounted for in accordance with ASC 815 and ASC 718, Compensation – Stock Compensation. The Company recorded the fair value of the modified warrants as a warrant liability of $20.4 million, the pre-modification fair value of the warrants as a reduction to additional paid-in capital of $10.9 million and an expense of $9.5 million to other income (expense), net equal to the incremental value of the warrants upon the modification. The fair value of the warrant was determined based on its intrinsic value, given a nominal exercise price. At issuance, the relative fair value of the warrant was determined to be $20.4 million using the Black-Scholes model with the following weighted average assumptions: expected term of 7 years; expected volatility of 77.0%; risk-free interest rate of 3.9%; and no dividend yield. As of December 31, 2023, the fair value of the warrant was $6.0 million, and the Company recorded an expense of $14.4 million as other income (expense), net on the consolidated statements of operations and comprehensive loss.

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

In October 2023, the Company entered into an Assignment and Acceptance Agreement (“Assignment Agreement”), (refer to Note 15 – Borrowing Arrangements). In connection with the Assignment Agreement, the Company also entered into the First Amendment to Warrant to Purchase Stock Agreements with the holders of the Series D-7 warrants. Pursuant to the terms of the agreement, the warrants to purchase 1,376,414 shares of Series D-7 preferred stock converted into warrants to purchase 656,630 shares of common stock (the “replacement warrants”). As a result of the warrant amendment, the Company reclassified the replacement warrants from equity to liability. The replacement warrants were remeasured to the fair value on the amendment effective date and the Company will record subsequent changes in fair value in other income (expense), net on its condensed consolidated statements of operations and comprehensive loss. The Series D-7 Warrants remain outstanding as of December 31, 2023.

November 2022 Common Stock Warrants

In November 2022, the Company issued a warrant to a third-party service provider to purchase 78,962 shares of common stock in conjunction with the Business Combination. The warrant was immediately exercisable at an exercise price of $8.00 per share and had an expiration date of April 2024. In May 2023, the Company amended the warrant, modifying the shares of common stock to be purchased to 31,680, the exercise price to $0.01, and the expiration date to the earlier of October 2026 or the closing of an IPO. The impact of the modification was not material to the consolidated financial statements. At issuance and upon the modification, the relative fair value of the warrant was determined to be $0.1 million using the Black-Scholes model with the following weighted average assumptions: expected term of 1.5 years; expected volatility of 78.5%; risk-free interest rate of 4.7%; and no dividend yield. The fair value of the warrant was recorded within additional paid-in capital on the consolidated balance sheets. The warrant is not remeasured in future periods as it meets the conditions for equity classification. Upon the Closing of the Mergers, the warrant was net exercised into 31,680 shares of Complete Solaria Common Stock.

July 2023 Common Stock Warrants

In July 2023, the Company issued a warrant to a third-party service provider to purchase 38,981 shares of common stock in exchange for services provided in obtaining financing at the Closing of the Mergers. The warrant is immediately exercisable at a price of $0.01 per share and has an expiration date of July 2028. At issuance, the fair value of the warrant was determined to be $0.2 million, based on the intrinsic value of the warrant and the $0.01 per share exercise price. As the warrant is accounted for as an equity issuance cost, the warrant is recorded only within additional paid-in capital on the consolidated balance sheets. The warrant is not remeasured in future periods as it meets the conditions for equity classification.

Warrant Consideration

In July 2023, in connection with the Mergers, the Company issued 6,266,572 warrants to purchase Complete Solaria Common Stock to holders of Legacy Complete Solaria Redeemable Convertible Preferred Stock, Legacy Complete Solaria Common Stock. The exercise price of the common stock warrants is $11.50 per share and the warrants expire 10 years from the date of the Mergers. The warrant consideration was issued as part of the close of the Mergers and was recorded within additional paid-in capital, net of the issuance costs of the Mergers. As of December 31, 2023, all warrants issued as warrant consideration remain outstanding.

Public, Private Placement, and Working Capital Warrants

In conjunction with the Mergers, Complete Solaria, as accounting acquirer, was deemed to assume 6,266,667 warrants to purchase FACT Class A Ordinary Shares that were held by the sponsor at an exercise price of $11.50 (“Private Placement Warrants”) and 8,625,000 warrants to purchase FACT’s shareholders FACT Class A Ordinary Shares at an exercise price of $11.50 (“Public Warrants”). Subsequent to the Mergers, the Private Placement Warrants and Public Warrants are exercisable for shares of Complete Solaria Common Stock and meet liability classification requirements since the warrants may be required to be settled in cash under a tender offer. In addition, Private Placement Warrants are potentially subject to a different settlement amount as a result of being held by the Sponsor which precludes the Private Placement Warrants from being considered indexed to the entity’s own stock. Therefore, these warrants are classified as liabilities on the consolidated balance sheets.

The Company determined the Public and Private warrants to be classified as a liability and fair valued the warrants on the issuance date using the publicly available price for the warrants of $6.7 million. The fair value of these warrants was $0.3 million as of December 31, 2023, and the Company recorded the change in fair value of $6.4 million in other income (expense), net in the consolidated statements of operations and comprehensive loss for the fiscal year ended December 31, 2023.

Additionally, at the closing of the Mergers, the Company issued 716,668 Working Capital warrants, which have identical terms as the Private Placement Warrants to the sponsor in satisfaction of certain liabilities of FACT. The warrants were fair valued at $0.3 million upon the closing of the Mergers, which was recorded in warrant liability on the consolidated balance sheets. As of December 31, 2023, the Working Capital warrants had a fair value of $0.01 million, and the Company recorded the change in fair value of $0.1 million as other income (expense), net on the consolidated statements of operations and comprehensive loss.

(15)	Borrowing Arrangements

Notes payable, net, Convertible notes, net and convertible notes, net, due to related parties

As of December 31, 2023 and 2022, the Company’s notes payable and convertible notes consisted of the following (in thousands):

	As of December 31,
	2023	2022
2018 Bridge Notes	$11,031	$9,780
Revolver Loan	5,168	5,000
Secured Credit Facility	12,158	5,623
Polar Settlement Agreement	300	—
Total Notes payable	28,657	20,403
Debt in CS Solis	33,280	25,204
2022 Convertible Notes	—	3,434
2022 Convertible Notes due to related parties	—	15,510
Total notes payable and convertible notes, net	61,937	64,551
Less current portion	(61,937)	(20,403)
Notes payable and convertible notes, net of current portion	$—	$44,148

Notes Payable

2018 Bridge Notes

In December 2018, Solaria Corporation issued senior subordinated convertible secured notes (“2018 Notes”) totaling approximately $3.4 million in exchange for cash. The notes bear interest at the rate of 8% per annum and the investors are entitled to receive twice the face value of the 2018 Notes at maturity. The 2018 Notes are secured by substantially all of the assets of Solaria Corporation. In 2021, the 2018 Notes were amended extending the maturity date to December 13, 2022. In connection with the 2021 amendment, Solaria had issued warrants to purchase shares of Series E-1 redeemable convertible preferred stock of Solaria. The warrants were exercisable immediately in whole or in part at and expire on December 13, 2031. As part of the Business Combination with Complete Solar, all the outstanding warrants issued to the lenders were assumed by the parent company, Complete Solaria as discussed in Note 4 – Business Combination.

In December 2022, the Company entered into an amendment to the 2018 Bridge Notes extending the maturity date from December 13, 2022 to December 13, 2023, and the 2018 Notes remain outstanding as of December 31, 2023. In connection with the amendment, the 2018 Notes will continue to bear interest at 8% per annum and are entitled to an increased repayment premium from 110% to 120% of the principal and accrued interest at the time of repayment.

The Company concluded that the modification was a troubled debt restructuring as the Company was experiencing financial difficulty and the amended terms resulted in a concession to the Company. As the future undiscounted cash payments under the modified terms exceeded the carrying amount of the Solaria Bridge Notes on the date of modification, the modification was accounted for prospectively. The incremental repayment premium is being amortized to interest expense using the effective interest rate method. As of December 31, 2023 and December 31, 2022, the carrying value of the Bridge Notes was $11.0 million and $9.8 million, respectively. Interest expense recognized for fiscal years ended December 31, 2023 and 2022 was $1.2 million and $0.7 million, respectively. As of December 31, 2023, the carrying value of the 2018 Notes approximates their fair value.

Revolver Loan

In October 2020, Solaria entered into a loan agreement (“SCI Loan Agreement”) with Structural Capital Investments III, LP (“SCI”).

The SCI Loan Agreement is comprised of two facilities, a term loan (the “Term Loan”) and a revolving loan (the “Revolving Loan”) (together “Original Agreement”) for $5.0 million each with a maturity date of October 31, 2023. Both the Term Loan and the Revolving Loan were fully drawn upon closing. The Term Loan was repaid prior to the acquisition of Solaria by Complete Solar and was not included in the Business Combination.

The Revolving Loan has a term of thirty-six months, with the principal due at the end of the term and an annual interest rate of 7.75% or Prime rate plus 4.5%, whichever is higher. The SCI Loan Agreement requires the Company to meet certain financial covenants relating to the maintenance of specified restricted cash balance, achieve specified revenue targets and maintain specified contribution margins (“Financial Covenants”) over the term of the Revolving Loan. The Revolving Loan is collateralized by substantially all assets and property of the Company.

In the years ended December 31, 2022 and December 31, 2021, Solaria entered into several Amended and Restated Loan and Security Agreements with SCI to forbear SCI from exercising any rights and remedies available to it as a result of the Company not meeting certain Financial Covenants required by the Original Agreement. As a result of these amendments changes were made to the Financial Covenants, and Solaria recorded a total of $1.9 million amendment fees in Other Liabilities and this liability was included in the acquired liabilities for purchase price accounting.

Solaria had historically issued warrants to purchase shares of Series E-1 redeemable convertible preferred stock of Solaria (“SCI Series E-1 warrants”). The warrants were fully exercisable in whole or in part at any time during the term of the Original agreement. As part of the Business Combination with Complete Solar, all the outstanding SCI Series E-1 warrants were assumed by the parent company, Complete Solaria as discussed in Note 4 – Business Combination.

The Revolving Loan outstanding on the date of the Business Combination was fair valued at $5.0 million for the purpose of purchase price accounting discussed in Note 4 – Business Combination. The Revolving Loan principal balance at December 31, 2023 and December 31, 2022 amounted to $5.1 million and $5.0 million, respectively. Interest expense recognized for the fiscal year ended December 31, 2023 was $0.6 million. The Company was in compliance with all the Financial Covenants as of December 31, 2023.

In October 2023, the Company entered into an Assignment Agreement whereby Structural Capital Investments III, LP assigned the SCI debt to Kline Hill Partners Fund LP, Kline Hill Partners IV SPV LLC, Kline Hill Partners Opportunity IV SPV LLC, and Rodgers Massey Revocable Living Trust for a total purchase price of $5.0 million. The Company has identified this as a related party transaction, as discussed in Note 21 – Related Party Transactions. The SCI Revolving Loan continued to remain outstanding as of December 31, 2023 and is currently being renegotiated.

Secured Credit Facility

In December 2022, the Company entered into a secured credit facility agreement with Kline Hill Partners IV SPV LLC and Kline Hill Partners Opportunity IV SPV LLC. The secured credit facility agreement allows the Company to borrow up to 70% of the net amount of its eligible vendor purchase orders with a maximum amount of $10.0 million at any point in time. The purchase orders are backed by relevant customer sales orders which serves as collateral. The amounts drawn under the secured credit facility may be reborrowed provided that the aggregate borrowing does not exceed $20.0 million. The repayment under the secured credit facility is the borrowed amount multiplied by 1.15x if repaid within 75 days and borrowed amount multiplied by 1.175x if repaid after 75 days. The Company may prepay any borrowed amount without premium or penalty. Under the original terms, the secured credit facility agreement was due to mature in April 2023. The Company is in the process of amending the secured credit facility agreement to extend its maturity date.

At December 31, 2023, the balance outstanding was $12.2 million, including accrued financing cost of $4.5 million, and as of December 31, 2022, the balance outstanding was $5.6 million, including accrued financing cost of $0.1 million. The Company recognized interest expense of $3.5 million and $0.1 million related to the Secured Credit Facility during the fiscal years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the total estimated fair value of the Secured Credit Facility approximates its carrying value.

Polar Settlement Agreement

In September 2023, in connection with the Mergers, the Company entered into a settlement and release agreement with Polar Multi-Strategy Master Fund (“Polar”) for the settlement of a working capital loan that had been made by Polar to the Sponsor, prior to the closing of the Mergers. The settlement agreement requires the Company to pay Polar $0.5 million in ten equal monthly installments and does not accrue interest. During the fiscal year ended December 31, 2023, the Company paid $0.2 million, and as of December 31, 2023, $0.3 million remains outstanding.

Debt in CS Solis

As described above, as part of the reorganization of the Company in February 2022, the Company received an investment from Carlyle. The investment was made pursuant to a subscription agreement, under which Carlyle contributed $25.6 million in exchange for 100 Class B Membership Units of CS Solis and the Company contributed the net assets of Complete Solar, Inc. in exchange for 100 Class A Membership Units. The Class B Membership Units are mandatorily redeemable by the Company on the three-year anniversary of the effective date of the CS Solis amended and restated LLC agreement (February 14, 2025). The Class B Membership Units accrue interest that is payable upon redemption at a rate of 10.5% (which is structured as a dividend payable based on 25% of the investment amount measured quarterly), compounded annually, and subject to increases in the event the Company declares any dividends. In connection with the investment, the Company issued a warrant to purchase 5,978,960 shares of the Company’s common stock at a price of $0.01 per share, of which, 4,132,513 shares are immediately exercisable. The Company has accounted for the mandatorily redeemable investment from Carlyle in accordance with ASC 480, Distinguishing Liabilities from Equity, and has recorded the investment as a liability, which was accreted to its redemption value under the effective interest method. The Company has recorded the warrants as a discount to the liability. Refer to Note 13 – Common Stock, for further discussion of the warrants issued in connection with the Class B Membership Units.

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

The Carlyle Debt Modification Agreement accelerates the redemption date of the investment, which was previously February 14, 2025 and is March 31, 2024 subsequent to the modification. The acceleration of the redemption date of the investment, resulted in the total redemption amount to be 1.3 times the principal at December 31, 2023. The redemption amount will increase to 1.4 times the original investment at March 31, 2024. Additionally, as part of the amendment, the parties entered into an amended and restated warrant agreement. As part of the Carlyle Warrant Amendment, Complete Solaria issued Carlyle a warrant to purchase up to 2,745,879 shares of Complete Solaria Common Stock at a price per share of $0.01, which is inclusive of the outstanding warrant to purchase 1,995,879 shares at the time of modification. The warrant, which expires on July 18, 2030, provides Carlyle with the right to purchase shares of Complete Solaria Common Stock based on (a) the greater of (i) 1,995,879 shares and (ii) the number of shares equal to 2.795% of Complete Solaria’s issued and outstanding shares of common stock, on a fully-diluted basis; plus (b) on and after the date that is ten (10) days after the date of the agreement, an additional 350,000 shares; plus (c) on and after the date that is thirty (30) days after the date of the agreement, if the original investment amount has not been repaid, an additional 150,000 shares; plus (d) on and after the date that is ninety (90) days after the date of the agreement, if the original investment amount has not been repaid, an additional 250,000 shares, in each case, of Complete Solaria Common Stock at a price of $0.01 per share. The warrants are classified as liabilities under ASC 815 and are recorded within warrant liability on the consolidated statements of operations and comprehensive loss.

The Company accounted for the modification of the long-term debt due CS Solis as a debt extinguishment in accordance with ASC 480 and ASC 470. As a result of the extinguishment, the Company recorded a loss on extinguishment, of $10.3 million, which is recorded within other expense on the consolidated statements of operations and comprehensive loss. As of the modification date, the Company recorded the fair value of the new debt of $28.4 million as short-term debt in CS Solis, and the amount will have a redemption value of $35.8 million under the amended agreement.

The Company has recorded a liability of $33.3 million and zero included in short-term debt due CS Solis on the consolidated balance sheets as of December 31, 2023 and 2022, respectively. The Company recorded a liability of zero and $25.2 million included in long-term debt due CS Solis on the consolidated balance sheets as of December 31, 2023 and 2022, respectively. The Company has recorded accretion of the liability as interest expense of $7.2 million for the fiscal year ended December 31, 2023, and made payments of interest expense of $0.6 million during the fiscal year ended December 31, 2023. The Company has recorded accretion of the liability as interest expense of $2.4 million for the fiscal year ended December 31, 2022. Prior to the modification, during the fiscal years ended December 31, 2023 and 2022 the Company recorded amortization of issuance costs as interest expense of $0.7 million and $1.2 million, respectively. As of December 31, 2023, the total estimated fair value of the Company’s debt with CS Solis was $33.3 million, which was estimated based on Level 3 inputs.

2022 Convertible Notes

In connection with the Original Business Combination Agreement, the Company raised a series of convertible notes (“2022 Convertible Notes”) during the fiscal year ended December 31, 2022 with an aggregate purchase price of $12.0 million, and during the fiscal year ended December 31, 2023 for an additional total purchase price of $21.3 million. Additionally, as part of the acquisition of Solaria, the Company assumed a note from an existing investor for its fair value of $6.7 million. The note contained the same terms as the other 2022 Convertible Notes. The Company did not incur significant issuance costs associated with the 2022 Convertible Notes. The 2022 Convertible Notes accrued interest at a rate of 5% per annum. Immediately prior to the closing of the Mergers, the 2022 Convertible Notes were converted into the number of shares of common stock of Complete Solaria equal to (x) the principal amount together with all accrued interest of the 2022 Convertible Notes divided by 0.75, divided by (y) the price of a share of common stock of Complete Solaria used to determine the conversion ratio in the Amended and Restated Business Combination Agreement. This resulted in the issuance of 5,316,460 shares of Complete Solaria common stock to the noteholders and no debt remains outstanding associated with the 2022 Convertible Notes as of December 31, 2023.

The Company recognized interest expense of $0.7 million related to the 2022 Convertible Notes during the fiscal year ended December 31, 2023. The Company did not recognize any interest expense related to the 2022 Convertible Notes during the fiscal year ended December 31, 2022.

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

The fair value of the share-settled redemption feature was estimated based on a probability-weighted analysis of the discounted value of the notes converting under a Next Equity Financing, a change in control, default, or maturity, and the changes in fair value were recognized as a component of other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss. The Company recorded zero expense during the fiscal years ended December 31, 2023 and 2022, related to the change in the fair value of the convertible notes embedded derivative liability. The convertible notes were carried within the accompanying consolidated balance sheets at their original issuance value, net of unamortized debt discount and issuance costs. In March 2022, as part of the Company’s Series D Preferred Stock issuance, the 2019-A Convertible Notes converted into 62,500 shares of Series D-2 redeemable convertible preferred stock. The Company recognized a gain on the conversion of less than $0.1 million in other income (expense), net on the consolidated statements of operations and comprehensive loss. As the full carrying value of the note was converted to Series D Preferred Stock, the balance remaining for the note at December 31, 2022 and thereafter remained zero.

The Company did not recognize any interest expense related to the 2019-A Convertible Notes during the fiscal year ended December 31, 2023. Interest expense recognized related to the 2019-A Convertible Notes during the fiscal year ended December 31, 2022 was immaterial.

2020-A Convertible Notes

In 2020, the Company issued a series of convertible notes (“2020-A Convertible Notes”) for $3.8 million in proceeds, with immaterial debt issuance costs, and which were due and payable on demand by the holders after April 2021. The notes carried simple interest of 2.0% and contained a conversion feature whereby the notes would convert at 80% of the issuance price of the preferred shares in the next equity financing. The notes also contained other embedded features such as conversion options that were exercisable upon the occurrence of various contingencies. All of the embedded features were analyzed to determine whether they should be bifurcated and separately accounted for as a derivative. Pursuant to such analysis, the Company valued and bifurcated the share-settled redemption feature, which enables the holders to convert the notes to the preferred shares at a predefined discount from the issuance price and recorded its initial fair value of $0.5 million as a discount on the convertible notes face amount. The debt discount was amortized to interest expense at a weighted-average effective interest rate of 25.6% through the maturity dates of the notes.

The fair value of the share-settled redemption feature was estimated based on a probability-weighted analysis of the discounted value of the notes converting under a Next Equity Financing, a change in control, default, or maturity, and the changes in fair value were recognized as a component of other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss. The Company recorded zero in expense during the fiscal year ended December 31, 2023 and 2022, related to the change in the fair value of the convertible notes embedded derivative liability. The convertible notes were carried within the accompanying consolidated balance sheets at their original issuance value, net of unamortized debt discount and issuance costs. In March 2022, as part of the Company’s Series D Preferred Stock issuance, the 2020-A Convertible Notes converted into 785,799 shares of Series D-1 redeemable convertible preferred stock. The Company recognized a gain on the conversion of $0.9 million in other income (expense), net on the consolidated statements of operations and comprehensive loss. As the full carrying value of the note was converted to Series D Preferred Stock, the balance remaining for the note at December 31, 2022 and thereafter remained zero.

The Company did not recognize any interest expense related to the 2020-A Convertible Notes during the fiscal year ended December 31, 2023. Interest expense recognized during the fiscal year ended December 31, 2022 was immaterial.

2021 Promissory Notes

In July 2021, the Company issued a short-term promissory note for $0.5 million in proceeds, with immaterial debt issuance costs. The promissory note carried simple interest of 2.0% and was due and payable after February 2022. In February 2022, the Company repaid the 2021 Promissory Note.

In October 2021, the Company issued a short-term promissory note for $2.0 million in proceeds, with immaterial debt issuance costs. The promissory note contained a financing fee of $0.3 million, which was due and payable along with the principal amount in January 2022. In connection with the promissory note, the Company issued a warrant to purchase 50,000 shares of common stock at an exercise price of $0.01 per share. The principal and accrued interest of the note payable were repaid in January 2022, and no amounts remained outstanding as of December 31, 2022 and thereafter.

2021-A Convertible Notes

In 2020, the Company issued a series of convertible notes (“2021-A Convertible Notes”) for $4.3 million in proceeds, with immaterial debt issuance costs, and which are due and payable on demand by the holders after February 2022. The holders are existing investors and are not expected to demand cash settlement, as the Company expects to raise additional preferred financing under which the notes will convert into preferred shares. The notes carry simple interest of 2.0% and contained a conversion feature whereby the notes would convert at 80% of the issuance price of the preferred shares in the next equity financing. The notes also contained other embedded features such as conversion options that were exercisable upon the occurrence of various contingencies. All of the embedded features were analyzed to determine whether they should be bifurcated and separately accounted for as a derivative. Pursuant to such analysis, the Company valued and bifurcated the share-settled redemption feature, which enables the holders to convert the notes to the preferred shares at a predefined discount from the issuance price and recorded its initial fair value of $0.6 million as a discount on the convertible notes face amount. The debt discount was amortized to interest expense at a weighted-average effective interest rate of 18.1% through the maturity dates of the notes.

The fair value of the share-settled redemption feature was estimated based on a probability-weighted analysis of the discounted value of the notes converting under a Next Equity Financing, a change in control, default, or maturity, and the changes in fair value were recognized as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss. The Company recorded zero in expense during the fiscal years ended December 31, 2023 and 2022, related to the change in the fair value of the convertible notes embedded derivative liability. The convertible notes were carried on the consolidated balance sheets at their original issuance value, net of unamortized debt discount and issuance costs. In March 2022, as part of the Company’s Series D Preferred Stock issuance, the 2021-A Convertible Notes converted into 869,640 shares of Series D-1 redeemable convertible preferred stock. The Company recognized a gain on the conversion of $0.8 million in other income (expense), net on the consolidated statements of operations and comprehensive loss. As the full carrying value of the note was converted to Series D Preferred Stock, the balance remaining for the note at December 31, 2022 and thereafter remained zero.

As part of the 2021-A Convertible Notes financing, the Company entered into an additional convertible note with an existing investor for $0.5 million. The note carried PIK interest of 3.0% and was due and payable on demand at any time after June 30, 2021. The note contained an embedded conversion feature, which allowed the holder to convert the note into a fixed number of shares of Series C-1 preferred stock at any time after June 30, 2021. The Company concluded the conversion feature was not required to be bifurcated as an embedded derivative liability, and the note was carried at its principal plus accrued PIK interest. As the full carrying value of the note was converted to Series D Preferred Stock, the balance remaining for the note at December 31, 2022 and thereafter remained zero.

The Company did not recognize any interest expense related to the 2021-A Convertible Notes during the fiscal year ended December 31, 2023. Interest expense recognized during the fiscal year ended December 31, 2022 was immaterial.

Current Insight Promissory Note

In January 2021, the Company issued a promissory note for a principal amount of $0.1 million in connection with the purchase of Current Insight, with immaterial debt issuance costs. The promissory note bears interest at 0.14% per annum and has equal monthly installments due and payable through the maturity date of January 2022. The principal and accrued interest were repaid in January 2022, and no amounts remained outstanding as of December 31, 2022 and thereafter.

SAFE Agreements

2019 SAFE

In September 2019, the Company issued the 2019 SAFE for $0.1 million in proceeds, with immaterial debt issuance costs. No interest was accrued on the 2019 SAFE. The 2019 SAFE contained conversion features that allowed the holder to convert the 2019 SAFE into shares of preferred stock upon the next equity financing, subject to a valuation cap. The 2019 SAFE was reported at fair value based on the probability-weighted expected return method (“PWERM”), which assigns value to the multiple settlement scenarios based on the probability of occurrence. The fair value of the 2019 SAFE was $0.2 million as of December 31, 2021. In March 2022, the Company converted the 2019 SAFE into 48,258 shares of Series D-3 redeemable convertible preferred stock. The Company recognized a gain on the conversion of the 2019 SAFE of less than $0.1 million in other income (expense), net on the consolidated statements of operations and comprehensive loss. As the full carrying value of the SAFE was converted to Series D Preferred Stock, the balance remaining for the SAFE at December 31, 2022 and thereafter remained zero.

2021 SAFE

In December 2021, the Company issued the 2021 SAFE for $5.0 million in proceeds, with immaterial debt issuance costs. No interest is accrued on the 2021 SAFE. The 2021 SAFE contained conversion features that allowed the holder to convert the 2021 SAFE into shares of preferred stock upon the next equity financing, subject to a valuation cap. The 2019 SAFE was reported at fair value based on the PWERM, which assigns value to the multiple settlement scenarios based on the probability of occurrence. The fair value of the 2021 SAFE was $6.3 million as of December 31, 2021. In March 2022, the Company converted the 2021 SAFE into 1,005,366 shares of Series D-1 redeemable convertible preferred stock. The Company recognized a gain on the conversion of the 2021 SAFE of $1.4 million in other income (expense), net on the consolidated statements of operations and comprehensive loss. As the full carrying value of the SAFE was converted to Series D Preferred Stock, the balance remaining for the SAFE at December 31, 2022 and thereafter remained zero.

Solaria SAFE

As part of the acquisition of Solaria (refer to Note 4 – Business Combination) the Company acquired the Solaria SAFEs. The number of shares to be issued upon conversion of the SAFE notes contained various features to convert or redeem the Solaria SAFEs in the event of an equity financing, public offering, change of control or a dissolution event.

The Company historically elected to account for all of the SAFE notes at estimated fair value pursuant to the fair value option and recorded the change in estimated fair value as other income (expense), net in the consolidated statements of operations and comprehensive loss until the notes are converted or settled. The SAFE notes were amended through the SAFE Assumption Amendment, Assignment and Assumption Agreement on November 4, 2022, as part of the Business Combination with Complete Solar, whereby all the SAFE notes were assumed by Complete Solar. As part of the purchase price accounting discussed in Note 3 – Reverse Recapitalization, the estimated fair value of the SAFE notes was determined to be $60.5 million. Post consummation of the Business Combination the SAFE notes were converted to 8,171,662 shares of Series D-8 preferred stock as discussed in Note 4 – Business Combination.

(16) Stock-Based Compensation

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

Under the Plans, the Company has granted service and performance-based stock options and restricted stock units (“RSUs”).

A summary of stock option activity for the fiscal year ended December 31, 2023 under the Plans is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding—December 31, 2022	4,970,419	$4.86	6.99	$34,180
Options granted	6,961,979	2.58
Options exercised	(67,534)	0.89
Options canceled	(148,218)	9.17
Outstanding—December 31, 2023	11,716,646	$3.48	8.53	$2,756
Vested and expected to vest— December 31, 2023	11,716,646	$3.48	8.53	$2,756
Vested and exercisable— December 31, 2023	3,141,940	$5.30	4.93	$763

A summary of RSU activity for the fiscal year ended December 31, 2023 under the Plans is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	—
Granted	864,792	$6.89
Vested and released	(265,686)	$2.76
Cancelled or forfeited	(541,010)	$9.44
Unvested at December 31, 2023	58,097	$2.07

Determination of Fair Value

Prior to the Mergers, the Company estimated grant-date fair value of stock options using the Black-Scholes-Merton option- pricing model. The determination of the fair value of each stock award using this option-pricing model is affected by the Company’s assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards. Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award.

The following assumptions were used to calculate the fair value of stock-based compensation:

	Fiscal Years Ended December 31,
	2023	2022
Expected term (in years)	5.50 – 6.32	1.0 – 7.5
Expected volatility	77.0%	60.0% - 78.5%
Risk-free interest rate	1.7% - 4.7%	3.4% - 4.8%
Expected dividends	0.0%	0.0%

Expected term — The Company has opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years).

Expected volatility — Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of peer companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards.

Risk-free interest rate — The risk-free rate assumption is based on U.S. Treasury instruments with maturities similar to the expected term of the Company’s stock options.

Expected dividends — The Company has not issued any dividends in its history and does not expect to issue dividends over the life of the options and therefore has estimated the dividend yield to be zero.

Fair value of common stock — The fair value of the shares of common stock underlying the stock-based awards has historically been determined by the Board of Directors, with input from management. Because there has been no public market for the Company’s common stock, the Board of Directors has determined the fair value of the common stock on the grant-date of the stock-based award by considering a number of objective and subjective factors. Such factors include a valuation of the Company’s common stock performed by an unrelated third-party specialist, valuations of comparable companies, sales of the Company’s redeemable convertible preferred stock to unrelated third-parties, operating and financial performance, the lack of liquidity of the Company’s capital stock, as well as general and industry-specific economic outlooks. For financial reporting purposes, the Company considers the amount of time between the valuation date and the grant date to determine whether to use the latest common stock valuation or a straight-line interpolation between the two valuation dates. The determination included an evaluation of whether the subsequent valuation indicated that any significant change in valuation had occurred between the previous valuation and the grant date.

Stock-based compensation expense

The following table summarizes stock-based compensation expense and its allocation within the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Fiscal Years Ended December 31,
	2023	2022
Cost of revenues	$84	$22
Sales and marketing	487	168
General and administrative	2,252	243
Loss from discontinued operations, net of tax	2,376	470
Total stock-based compensation expense	$5,199	$903

As of December 31, 2023, there was a total of $20.1 million and zero unrecognized stock-based compensation costs related to service-based options and RSUs, respectively. Such compensation cost is expected to be recognized over a weighted-average period of approximately 2.4 years for service-based options.

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

(17) Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (the “ESPP Plan”) in connection with the consummation of the Mergers in July 2023. All qualified employees may voluntarily enroll to purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock of the offering periods or the applicable purchase date. As of December 31, 2023, 2,628,996 shares were reserved for future issuance under the ESPP Plan.

(18) Commitments and Contingencies

Operating Leases

The Company leases its facilities under non-cancelable operating lease agreements. The Company’s leases have remaining terms of 0.2 years to 2.8 years. Options to renew or extend leases beyond their initial term have been excluded from measurement of the ROU assets and lease liabilities as exercise is not reasonably certain. Operating leases are reflected on the consolidated balance sheets within operating lease ROU assets and the related current and non-current operating lease liabilities. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from lease agreement. Operating lease ROU assets and liabilities are recognized at the commencement date, or the date on which the lessor makes the underlying asset available for use, based upon the present value of the lease payments over the respective lease term. Lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectation regarding the terms. Variable lease costs such as common area maintenance, property taxes and insurance are expensed as incurred. Variable lease cost was $0.3 million and $0.2 million for the fiscal year ended December 31, 2023 and 2022, respectively. Total lease expense for the fiscal years ended December 31, 2023 and 2022 was $1.4 million and $0.7 million, respectively.

The Company made $1.0 million and $1.0 million of cash payments related to operating leases during the fiscal years ended December 31, 2023 and 2022, respectively. New operating lease right-of-use assets obtained in exchange for operating lease liabilities were zero and $1.9 million during the fiscal years ended December 31, 2023 and 2022, respectively.

The weighted average remaining lease term and the discount rate for the Company’s operating leases are as follows:

December 31, 2023
Remaining average remaining lease term	2.48 years
Weighted average discount rate	15.57%

Future minimum lease payments under non-cancelable operating leases as of December 31, 2023 are as follows (in thousands):

2024	$743
2025	592
2026	477
Total undiscounted liabilities	1,812
Less: imputed interest	(539)
Total operating lease liabilities	$1,273

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

The Company accrues warranty costs when revenue is recognized for solar energy systems sales and panel sales, based primarily on the volume of new sales that contain warranties, historical experience with and projections of warranty claims, and estimated solar energy system and panel replacement costs. The Company records a provision for estimated warranty expenses in cost of revenues within the accompanying consolidated statements of operations and comprehensive loss. Warranty costs primarily consist of replacement materials and equipment and labor costs for service personnel.

Activity by period relating to the Company’s warranty provision was as follows (in thousands):

	Fiscal Years Ended December 31,
	2023	2022
Warranty provision, beginning of period	$3,981	$2,281
Warranty liability from Business Combination	–	1,943
Accruals for new warranties issued	2,968	1,492
Settlements	(2,100)	(1,735)
Warranty provision, end of period	$4,849	$3,981
Warranty provision, current	$1,433	$767
Warranty provision, noncurrent	3,416	3,214

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

Legal Matters

The Company is a party to various legal proceedings and claims which arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the reasonably possible loss. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred. Although claims are inherently unpredictable, the Company is not aware of any matters that have a material adverse effect on the business, financial position, results of operations, or cash flows. The Company has recorded $7.7 million and $1.9 million as a loss contingency in accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2023 and 2022, respectively, primarily associated with the pending settlement of the following legal matters.

Katerra Litigation

On July 22, 2022, Katerra, Inc. filed a complaint for breach of contract and turnover of property under Section 542(b) of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. The complaint sought damages for the amounts due under the Settlement Agreement and for attorney’s fees. The Company filed an answer to the complaint on September 6, 2022. On May 11, 2023, the parties reached a settlement in which Solaria agreed to pay Katerra $0.8 million, paid in monthly payments beginning on May 25, 2023 and ending by October 25, 2023. The settlement had been paid in full as of December 31, 2023.

SolarPark Litigation

In January 2023, SolarPark Korea Co., LTD (“SolarPark”) demanded approximately $80.0 million during discussions between the Company and SolarPark. In February 2023, the Company submitted its statement of claim seeking approximately $26.4 million in damages against SolarPark. The ultimate outcome of this arbitration is currently unknown and could result in a material liability to the Company. However, the Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. No liability has been recorded in the Company’s consolidated financial statements as the likelihood of a loss is not probable at this time.

On March 16, 2023, SolarPark filed a complaint against Solaria and the Company in the U.S. District Court for the Northern District of California (“the court”). The complaint alleges a civil conspiracy involving misappropriation of trade secrets, defamation, tortious interference with contractual relations, inducement to breach of contract, and violation of California’s Unfair Competition Law. The complaint indicates that SolarPark has suffered in excess of $220.0 million in damages.

On May 11, 2023, SolarPark filed a motion for preliminary injunction to seek an order restraining the Company from using or disclosing SolarPark’s trade secrets, making or selling shingled modules other than those produced by SolarPark, and from soliciting solar module manufacturers to produce shingled modules using Solaria’s shingled patents. On May 18, 2023, the Company responded by filing a motion for partial dismissal and stay. On June 1, 2023, SolarPark filed an opposition to the Company’s motion for dismissal and stay and a reply in support of their motion for preliminary injunction. On June 8, 2023, the Company replied in support of its motion for partial dismissal and stay. On July 11, 2023, the court conducted a hearing to consider SolarPark and the Company’s respective motions. On August 3, 2023, the court issued a ruling, which granted the preliminary injunction motion with respect to any purported misappropriation of SolarPark’s trade secrets. The court’s ruling does not prohibit the Company from producing shingled modules or from utilizing its own patents for the manufacture of shingled modules. The court denied SolarPark’s motion seeking a defamation injunction. The court denied the Company’s motion to dismiss and granted the Company’s motion to stay the entire litigation pending the arbitration in Singapore. On September 1, 2023, the Company filed a Limited Notice of Appeal to appeal the August 2023 order granting SolarPark’s motion for preliminary injunction. On September 26, 2023, Solaria filed a Notice of Withdrawal of Appeal and will not appeal the Court’s Preliminary Injunction Order. No liability has been recorded in the Company’s consolidated financial statements as the likelihood of a loss is not probable at this time.

Siemens Litigation

On July 22, 2021, Siemens filed a lawsuit in which Siemens alleged that the Company breached express and implied warranties under a purchase order that Siemens placed with the Company for a solar module system. Siemens claimed damages of approximately $6.9 million, inclusive of amounts of the Company’s indemnity obligations to Siemens, plus legal fees.

On February 22, 2024, the Court issued an order against the Company which awarded Siemens approximately $6.9 million, inclusive of the Company’s indemnity obligations to Siemens, plus legal fees, the amount of which will be determined at a later hearing. On March 15, 2024, Siemens filed a motion seeking to recover $2.67 million for attorneys’ fees, expenses, and pre-judgment interest. The Court will conduct a hearing on Siemens’ motion in late May 2024. Pending entry of a final judgment by the Court, the Company intends to appeal such judgment. The Company has recorded $6.9 million and zero as a legal loss related to this litigation in accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2023 and 2022, respectively.

China Bridge Litigation

On August 24 2023, China Bridge Capital Limited (“China Bridge”) alleged breach of contract and demanded $6.0 million. The complaint names FACT as the defendant. The complaint alleges China Bridge and FACT entered into a financial advisory agreement in October 2022 whereby FACT engaged China Bridge to advise and assist FACT in identifying a company for FACT to acquire. As part of the agreement, China Bridge claims that FACT agreed to pay China Bridge a $6.0 million advisory fee if FACT completed such an acquisition. China Bridge claims it introduced Complete Solaria to FACT and is therefore owed the $6.0 million advisory fee. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. No liability has been recorded in the Company’s consolidated financial statements as the likelihood of a loss is not probable at this time.

Letters of Credit

The Company had $3.5 million of outstanding letters of credit related to normal business transactions as of December 31, 2023. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder. As discussed in Note 2 – Summary of Significant Accounting Policies, the cash collateral in these restricted cash accounts was $3.8 million and $3.9 million as of December 31, 2023 and 2022, respectively.

(19) Income Taxes

The Company’s loss from continuing operations before provision for income taxes for the years ended December 31, 2023 and 2022, was as follows (in thousands):

	Years Ended December 31,
	2023	2022
Domestic	$(94,222)	$(27,996)
Foreign	(1,995)	–
Total	$(96,217)	$(27,996)

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows (in thousands):

	Years Ended December 31,
	2023	2022
Statutory federal income tax	$(20,206)	$(6,184)
State income taxes, net of federal tax benefits	7,833	(1,207)
Stock compensation	637	64
Non-deductible interest expense	887	78
Mark to market adjustments	615	397
Debt extinguishment	2,171	–
Nondeductible Expenses	141	279
Foreign earnings taxed at different rates	419	157
Forward Purchase Agreements	9,780	–
Prior year adjustments	719	–
Liability for warrants	(6,155)	–
Other	(6)	(8)
Valuation allowance	3,145	6,451
Tax Provision	$(20)	$27

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2023	2022
Deferred income tax assets
NOL carryforwards	$17,957	$60,710
Credits	–	195
Bad debt reserve	2,799	1,382
Inventory reserve	3,764	2,724
Warranty reserve	619	651
Revenue warranty	529	155
Interest expense carryover	5,503	3,445
Accrued compensation	404	678
Deferred revenue	131	195
ASC 842 leases	10	12
Fixed assets	219	328
Intangibles	32	–
Capitalized research and development	808	509
Other	6,985	2,837
Total	39,760	73,821
Valuation allowance	(38,407)	(63,737)
Net deferred tax assets	1,353	10,084
Deferred income tax liabilities
Accounting method change	–	(18)
Capitalized software	(594)	(234)
Fixed assets	—	—
Intangibles	–	(9,084)
Convertible debt	(759)	(748)
Refundable and deferred income taxes	$–	$—

The Company has established a valuation allowance to offset the gross deferred tax assets as of December 31, 2023 and December 31, 2022, due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The valuation allowance balance was $38.4 million and $63.7 million for the years ended December 31, 2023 and December 31, 2022, respectively.

In assessing the realizability of deferred income tax assets, the Company considered whether it is more likely than not that some portion or all of its deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty surrounding the Company’s ability to realize such deferred income tax assets, a full valuation allowance has been established. The valuation allowance decreased by $25.3 million during the year ended December 31, 2023, and increased by $52.4 million during the year ended December 31, 2022. The decrease in fiscal year 2023 is related to net operating loss and credit carryforwards which were deemed unavailable, offset by current year losses, and the increase in fiscal 2022 was due to acquired net operating loss and credit carryforwards as well as current year losses.

As of December 31, 2023 and 2022, the Company had federal net operating loss carryforwards of approximately $267.5 million and $237.7 million, respectively, and state net operating loss carryforwards of approximately $194.2 million and $157.1 million, respectively. The federal net operating loss carryforwards that will expire between the years 2030 and 2037 total $114.6 million.

As of December 31, 2023 and 2022, the Company had state research and development credit carryforwards of $1.6 million for both years, respectively. These credits do not expire.

The utilization of the Company’s net operating loss and R&D credit carryforwards may be subject to limitation due to the “change in ownership provisions” under Section 382 of the Internal Revenue Code and similar foreign provisions. Such limitations may result in the expiration of these carryforwards before their utilization. The Company’s acquired net operating loss carryforwards have been reduced based on the estimated amount which will be lost due to these limitations. The Company has not reported a deferred tax asset related to remaining acquired loss carryforwards which the Company believes will be lost due to continuation of business enterprise rules. The Company has not completed a Section 382 analysis related to the 2023 sale of assets and it is possible the loss may not be disallowed. The Company has recorded an unrecognized tax benefit related to this uncertain tax position.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s tax years remain open for examination by all tax authorities since inception. The Company is not currently under examination in any tax jurisdictions.

As of December 31, 2023 and 2022, the Company had unrecognized tax benefits of $53.2 million and $1.3 million, respectively. The reversal of the uncertain tax benefits would not affect the Company’s effective tax rate to the extent that it continues to maintain a full valuation allowance against its deferred tax assets.

The Company applies the provisions set forth in FASB ASC Topic 740, Income Taxes, to account for the uncertainty in income taxes. In the preparation of income tax returns in federal and state jurisdictions, the Company asserts certain tax positions based on its understanding and interpretation of income tax laws.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2023	2022
Unrecognized tax benefits as of beginning of year	$1,335	$—
Increases related to prior year tax positions	5	1,335
Increases related to current year tax positions	51,813	—
Decreases related to prior year tax positions	—	—
Unrecognized tax benefits as of end of year	—	—
	$53,153	$1,335

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the statements of operations and comprehensive loss. Accrued interest and penalties are included as part of income tax payable in the consolidated balance sheets. No accrued interest or penalties have been recorded for the years ended December 31, 2023 or December 31, 2022.

The Company has not provided U.S. income or foreign withholding taxes on the undistributed earnings of its foreign subsidiary as of December 31, 2023 and December 31, 2022 because it intends to permanently reinvest such earnings outside of the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability will be immaterial, due to the participation exemption put in place under the 2017 Tax Cuts and Jobs Act.

(20) Basic and Diluted Net Loss Per Share

The Company uses the two-class method to calculate net loss per share. No dividends were declared or paid for the fiscal years ended December 31, 2023 and 2022. Undistributed earnings for each period are allocated to participating securities, including the redeemable convertible preferred stock, based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. The Company’s basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average shares of common stock outstanding during periods with undistributed losses.

The basic and diluted shares and net loss per share for the fiscal year ended December 31, 2022 has been retroactively restated to give effect to the conversion of shares of legal acquiree’s convertible instruments into shares of legal acquiree common stock as though the conversion had occurred as of the beginning of the period. The retroactive restatement is consistent with the presentation on the accompanying consolidated statements of stockholders’ deficit.

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the fiscal years ended December 31, 2023 and 2022 (in thousands, except share and per share amounts):

	Fiscal Years Ended December 31,
	2023	2022
Numerator:
Net loss from continuing operations	$(96,197)	$(28,023)
Net loss from discontinued operations	(25,853)	(1,454)
Impairment loss from discontinued operations	(147,505)	–
Net loss	$(269,555)	$(29,477)
Denominator:
Weighted average common shares outstanding, basic and diluted	24,723,370	22,524,400
Net loss per share:
Continuing operations – basic and diluted	$(3.89)	$(1.24)
Discontinued operations – basic and diluted	(1.05)	(0.07)
Net loss per share – basic and diluted	(4.94)	(1.31)

The computation of basic and diluted net loss per share attributable to common stockholders is the same for the fiscal years ended December 31, 2023 and 2022 because the inclusion of potential shares of common stock would have been anti-dilutive for the periods presented.

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been anti-dilutive:

	As of December 31,
	2023	2022
Common stock warrants	23,024,556	43,135
Convertible notes	–	1,912,493
Preferred stock warrants	–	1,152,790
Stock options and RSUs issued and outstanding	11,774,743	4,970,419
Potential common shares excluded from diluted net loss per share	34,799,299	8,078,837

(21) Related Party Transactions

Related Party Convertible Promissory Notes

In 2020, the Company issued convertible promissory notes (“2020-A Convertible Notes”) of approximately $3.8 million to various investors, out of which $3.3 million was issued to nine related parties. The principal amount of the outstanding balance accrued interest at 2.0% per annum. In 2021, the Company subsequently issued convertible promissory notes (“2021-A Convertible Notes”) of approximately $4.8 million to various investors, out of which $3.6 million was issued to four related parties. The principal amount of the outstanding balance accrued interest at 2.0% per annum. Refer to Note 15 – Borrowing Arrangements for further details.

In March 2022, as part of the Company’s Series D redeemable convertible preferred stock issuance, the Company converted all of the outstanding convertible note series. As part of the conversion, the Company recognized a gain on the extinguishment of related party convertible notes of $1.4 million, which was recorded in other income (expense), net on the consolidated statements of operations and comprehensive loss.

In October 2022 through June 2023, the Company issued convertible promissory notes (“2022 Convertible Notes”) of approximately $33.3 million to various investors, out of which $12.1 million was issued to five related parties. Additionally, the Company acquired a related party convertible note, on the same terms as the 2022 Convertible Notes as part of the acquisition of Solaria, with a fair value of $6.7 million at the time of the acquisition. The related party debt is presented as convertible notes, net, due to related parties, noncurrent in the accompanying consolidated balance sheets. The principal amount of the outstanding balance on the 2022 Convertible Notes accrues at 5.0%, compounded annually. For the fiscal years ended December 31, 2023 and 2022, the Company has recognized $0.4 million and $0.2 million, respectively, in interest expense related to the related party 2022 Convertible Promissory Notes.

In June 2023, the Company received $3.5 million of prefunded PIPE proceeds from a related party investor in conjunction with the Company’s merger with Freedom Acquisition I Corp (refer to Note 1(a) – Description of Business and Note 3 – Reverse Recapitalization). The $3.5 million investment converted to equity for reclassification of prepaid PIPE, which is reflected in the consolidated statements of redeemable convertible preferred stock and stockholders’ deficit for fiscal year ended December 31, 2023.

In July 2023, in connection with the Mergers, in addition to the $3.5 million of related party PIPE proceeds noted above, the Company received additional PIPE proceeds from related parties of $12.1 million, which is reflected in the consolidated statements of redeemable convertible preferred stock and stockholders’ deficit for the fiscal year ended December 31, 2023.

In July 2023, in connection with the Mergers, the Company issued 120,000 shares to a related party as a transaction bonus. As a result of the issuance, the Company recognized $0.7 million of expense within other income (expense), net in its consolidated statements of operations and comprehensive loss for the fiscal year ended December 31, 2023.

In July 2023, the Company entered into a series of FPAs as described in Note 6 – Forward Purchase Agreements. In connection with the FPAs, the Company recognized other expense of $30.7 million for the fiscal year ended December 31, 2023 in connection with the issuance of 5,670,000 shares of Complete Solaria Common Stock to the related party FPA Sellers. The Company also recognized other income of $0.3 million in connection with the issuance of the FPAs with related parties. As of December 31, 2023, the Company has recognized a liability associated with the FPAs of $3.2 million due to related parties in its consolidated balance sheets, and the Company has recognized other expense associated with the change in fair value of the FPA liability due to related parties of $3.5 million in its consolidated statements of operations and comprehensive loss for both the fiscal year ended December 31, 2023.

In September 2023, in connection with the Mergers, the Company entered into a settlement and release agreement with a related party for the settlement of a working capital loan made to the Sponsor, prior to the closing of the Mergers. As part of the settlement agreement, the Company agreed to pay the related party $0.5 million as a return of capital, which is paid in ten equal monthly installments and does not accrue interest. During fiscal year ended December 31, 2023, the Company made one payment of $0.2 million. As of December 31, 2023, $0.3 million remains outstanding.

There were no other material related party transactions during the fiscal years ended December 31, 2023 and 2022.

(22) Subsequent Events

On January 16, 2024, Complete Solaria, Inc. (the “Company”) announced a workforce reduction (the “Workforce Reduction”) of 15 employees and 19 contractors, constituting approximately 14% of the Company’s workforce. The Company is taking this action to decrease its costs and strategically realign its resources. The Company expects to recognize the majority of these charges in the first quarter of 2024, and that the Workforce Reduction will be substantially complete during the first quarter of 2024. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Workforce Reduction. The Company does not expect that the Workforce Reduction will have a material impact on its consolidated financial statements.

Departure of a Named Executive Officer – William J. Anderson

The Company previously announced in its Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on November 16, 2023, that William J. Anderson had stepped down as the Company’s Chief Executive Officer but remained employed with the Company. On January 16, 2024, in connection with the Workforce Reduction, the Company terminated Mr. W. Anderson’s employment with the Company, effective as of January 16, 2024 (the “William Anderson Separation Date”). Following the William Anderson Separation Date, Mr. W. Anderson will continue to serve as a member the board of directors of the Company, in addition to other advisory and support roles pursuant to a consulting agreement to be entered into with Mr. W. Anderson.

Subject to the terms of Mr. W. Anderson’s employment agreement, dated as of May 9, 2023, the form of which was filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-4 filed with the SEC on May 11, 2023 (the “William Anderson Employment Agreement”), Mr. W. Anderson will be entitled to receive:

●	cash severance in an amount equal to 12 months of his base salary in effect as of the William Anderson Separation Date, payable in installments beginning on the date that is the 60th day following the William Anderson Separation Date;

●	a lump sum amount equal to any earned but unpaid annual bonus from the prior fiscal year ended December 31, 2023, plus a pro rata portion of Mr. W. Anderson’s annual bonus for the fiscal year ended December 31, 2024, to the extent such annual bonus would have been earned by Mr. W. Anderson pursuant to the terms of the William Anderson Employment Agreement;

●	(A) a payment of continued health coverage for him and his eligible dependents under COBRA for the earlier of (1) a period of 12 months, (2) the expiration of his eligibility for the continuation coverage under COBRA or (3) the date when Mr. W. Anderson becomes eligible for substantially equivalent health insurance coverage in connection with new employment; or (B) a taxable payment in lieu of such payment;

●	extension of the period of time in which Mr. W. Anderson may exercise all of his vested stock options until the earlier of (A) the 12-month anniversary of the William Anderson Separation Date, (B) the expiration date of the applicable stock option and (C) termination of the stock options upon a corporate transaction as provided under the applicable equity incentive plan under which such stock options were granted; and

●	acceleration of 50% of Mr. W. Anderson’s remaining unvested and outstanding stock options subject to time-based vesting as of the William Anderson Separation Date

Departure of a Named Executive Officer – David Anderson

Additionally, on January 16, 2024, and in connection with the Workforce Reduction, the Company terminated David Anderson’s employment as the Company’s Chief Marketing Officer and Head of Strategic Partnerships, effective as of January 16, 2024 (the “David Anderson Separation Date”). Subject to the terms of Mr. D. Anderson’s employment agreement, dated as of May 9, 2023, a form of which was filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-4 filed with the SEC on May 11, 2023 (the “David Anderson Employment Agreement”), Mr. D. Anderson will be entitled to receive:

●	cash severance in an amount equal to 12 months of Mr. D. Anderson’s base salary in effect as of the David Anderson Separation Date, payable in installments beginning on the date that is the 60th day following the David Anderson Separation Date;

●	a lump sum amount equal to any earned but unpaid annual bonus from the prior fiscal year ended December 31, 2023 plus a pro rata portion of Mr. D. Anderson’s annual bonus for the fiscal year ended December 31, 2024, to the extent such annual bonus would have been earned by Mr. D. Anderson pursuant to the terms of the David Anderson Employment Agreement;

●	(A) a payment of continued health coverage for him and his eligible dependents under COBRA for the earlier of (1) a period of 12 months, (2) the expiration of his eligibility for the continuation coverage under COBRA or (3) the date when Mr. D. Anderson becomes eligible for substantially equivalent health insurance coverage in connection with new employment; or (B) a taxable payment in lieu of such payment;

●	extension of the period of time in which Mr. D. Anderson may exercise all of his vested stock options until the earlier of (A) the 12-month anniversary of the David Anderson Separation Date, (B) the expiration date of the applicable stock option and (C) termination of the stock options upon a corporate transaction as provided under the applicable equity incentive plan under which such stock options were granted; and

●	acceleration of 50% of Mr. D. Anderson’s remaining unvested and outstanding stock options subject to time-based vesting as of the David Anderson Separation Date.

The Company expects that the departure of the named executive officers will not have a material financial impact on its consolidated financial statements.

First SAFE

On January 31, 2024, the Company entered into a simple agreement for future equity (the “First SAFE”) with the Rodgers Massey Freedom and Free Markets Charitable Trust (the “Purchaser”) in connection with the Purchaser investing $1.5 million in the Company. The First SAFE is convertible into shares of the Company’s common stock, par value $0.0001 per share, upon the initial closing of a bona fide transaction or series of transactions with the principal purpose of raising capital, pursuant to which the Company issues and sells common stock at a fixed valuation (an “Equity Financing”), at a per share conversion price which is equal to the lower of (i)(a) $53.54 million divided by (b) the Company’s capitalization immediately prior to such Equity Financing (such conversion price, the “SAFE Price”), and (ii) 80% of the price per share of Common Stock sold in the Equity Financing. If the Company consummates a change of control prior to the termination of the First SAFE, the Purchaser will be automatically entitled to receive a portion of the proceeds of such liquidity event equal to the greater of (i) $1.5 million and (ii) the amount payable on the number of shares of Common Stock equal to (a) $1.5 million divided by (b)(1) $53.54 million divided by (2) the Company’s capitalization immediately prior to such liquidity event (the “Liquidity Price”), subject to certain adjustments as set forth in the First SAFE. The First SAFE is convertible into a maximum of 1,431,297 shares of Common Stock, assuming a per share conversion price of $1.05, which is the product of (i) $1.31, the closing price of the Common Stock on January 31, 2024, multiplied by (ii) 80%.

On February 15, 2024, the Company entered into a simple agreement for future equity (the “Second SAFE” and together with the First SAFE, the “SAFEs”) with the Purchaser in connection with the Purchaser investing $3.5 million in the Company. The Second SAFE is convertible into shares of Common Stock upon the initial closing of an Equity Financing at a per share conversion price which is equal to the lower of (i) the SAFE Price, and (ii) 80% of the price per share of Common Stock sold in the Equity Financing. If the Company consummates a change of control prior to the termination of the Second SAFE, the Purchaser will be automatically entitled to receive an amount equal to the greater of (i) $3.5 million and (ii) the amount payable on the number of shares of Common Stock equal to $3.5 million divided by the Liquidity Price, subject to certain adjustments as set forth in the Second SAFE. The Second SAFE is convertible into a maximum of 3,707,627 shares of Common Stock, assuming a per share conversion price of $0.94, which is the product of (i) $1.18, the closing price of the Common Stock on February 15, 2024, multiplied by (ii) 80%.

Departure of Directors or Certain Officers

On March 6, 2024, Brian Wuebbels, the Chief Financial Officer of Complete Solaria, Inc. (the “Company”), notified the Company of his resignation effective April 30, 2024. Mr. Wuebbels will continue in his role as Chief Financial Officer to assist the Company in the filing of its Annual Report on Form 10-K for the year ended December 31, 2023. Mr. Wuebbels will also provide transition services to the Company through his resignation date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 18, 2023, the Audit Committee of the Company’s board of directors approved the engagement of Deloitte & Touche LLP (“Deloitte”) as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ending December 31, 2023. Deloitte previously served as the independent registered public accounting firm of Legacy Complete Solaria prior to the Business Combination. Accordingly, Marcum LLP (“Marcum”), FACT’s independent registered public accounting firm prior to the Business Combination, was informed that it would be replaced by Deloitte as the Company’s independent registered public accounting firm, following the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

Marcum’s report of independent registered public accounting firm dated April 6, 2023 on the FACT balance sheet as of December 31, 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2022, and the related notes to the financial statements did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainties, audit scope or accounting principles, except for an explanatory paragraph in such report regarding substantial doubt about FACT’s ability to continue as a going concern. FACT determined that a material weakness exists in its internal control over financial reporting related to the accounting for complex financial instruments, accrued expenses and accounts payable, and foreign exchange transactions.

During the period from December 23, 2020 (FACT’s inception) through December 31, 2022 and the subsequent interim period through March 31, 2023, there were no “disagreements” (as such term is defined in Item 304(a)(1)(iv) of Regulation S-K) with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference thereto in its reports on FACT’s financial statements for such periods. During the period from December 23, 2020 (FACT’s inception) through December 31, 2022 and the subsequent interim period through March 31, 2023, there have been no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

During the period from December 23, 2020 (FACT’s inception) through December 31, 2022 and the subsequent interim period through March 31, 2023, (i) the Company did not both (a) consult with Deloitte as to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements and (b) receive a written report or oral advice that Deloitte concluded was an important factor considered by the Company in reaching a decision as to such accounting, auditing, or financial reporting issue; and (ii) the Company did not consult Deloitte on any matter that was either the subject of a “disagreement” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

The Company has provided Marcum with a copy of the disclosures made by the registrant in this Item 4.01 in response to Item 304(a) of Regulation S-K under the Exchange Act and requested that Marcum furnish the Company with a letter addressed to the SEC stating whether it agrees with the statements made by the registrant in this Item 4.01 in response to Item 304(a) of Regulation S-K under the Exchange Act and, if not, stating the respects in which it does not agree. A letter from Marcum is attached hereto as Exhibit 16.1.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (Disclosure Controls) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating and implementing possible controls and procedures.

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our Disclosure Controls were not effective due to a material weakness in the Company’s internal control over financial reporting as disclosed below.

Management’s Report on Internal Controls Over Financial Reporting

Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. In addition, the design of internal controls over financial reporting for the Company following the Business Combination has required and will continue to require significant time and resources from our management and other personnel. As a result, our management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2023. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC’s Division of Corporation Finance’s Regulation S-K Compliance and Disclosure Interpretations.

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

If we are not able to maintain effective internal control over financial reporting and Disclosure Controls, or if material weaknesses are discovered in future periods, a risk that is significantly increased in light of the complexity of our business, we may be unable to accurately and timely report our financial position, results of operations, cash flows or key operating metrics, which could result in late filings of the annual and quarterly reports under the Exchange Act, restatements of financial statements or other corrective disclosures, an inability to access commercial lending markets, defaults under its secured revolving credit facility and other agreements, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm due to the Company’s status as an EGC and is exempted from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

Other than the material weakness and remediation efforts described above, there were no changes in our internal control over financial reporting during the fourth quarter that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

We do not expect that our Disclosure Controls will prevent all errors and all instances of fraud. Disclosure Controls, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the Disclosure Controls are met. Further, the design of Disclosure Controls must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all Disclosure Controls, no evaluation of Disclosure Controls can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of Disclosure Controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their ages as of January 31, 2024

Name	Age	Position
Chris Lundell	62	Chief Executive Officer and Director
Brian Wuebbels	51	Chief Financial Officer
Thurman J. Rodgers(3)	74	Executive Chairman
Devin Whatley(2)	54	Director
Tidjane Thiam(1)	61	Director
Adam Gishen(1)(3)	48	Director
Ronald Pasek(1)(2)	62	Director
Antonio R. Alvarez(2)	67	Director
William J. Anderson	47	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Executive Officers

Chris Lundell

Chris Lundell is the Founder of CMO Grow, a marketing consultancy firm. Prior to that, he was the CMO at Vivint Solar, the President of the Americas at NEXThink, and CMO and COO at Domo. He holds an M.B.A. from Brigham Young University.

Brian Wuebbels

Brian Wuebbels has served as the Chief Financial Officer of Complete Solaria since February 2023. From 2021 to 2022, Mr. Wuebbels served as the President of Control & Elevator at the Nidec Motor Corporation where he led a global team of executives in Sales, Marketing, Engineering and Operations. From 2019 to 2021, Mr. Wuebbels served as Chief Financial Officer and Head of Operations for Motion & Control. From 2017 to 2018, Mr. Wuebbels served as Chief Financial Officer and Head of Operations for GCL, a solar power company. From 2010 to 2016, Mr. Wuebbels served as the Executive Vice President, Chief Financial Officer and Chief Administrative Officer at SunEdison. From 2003 to 2007, Mr. Wuebbels served as a finance executive at Honeywell. From 1993 to 2003, Mr. Wuebbels served in various roles at General Electric. Mr. Wuebbels holds an M.B.A. from the University of Southern California and a Bachelor of Science in mechanical engineering from University of Illinois Urbana-Champaign.

Non-Employee Directors

Thurman J. Rodgers

Thurman J. (T.J.) Rodgers has served as a member of the Complete Solaria Board since November 2022 and as Executive Chairman since June 2023. Mr. Rodgers founded Cypress Semiconductor in 1982 and served as Cypress’ Chief Executive Officer from 1982 to 2016. Mr. Rodgers currently serves on the boards of other energy-related companies: including Enovix, Enphase Energy Inc. (energy and storage technologies), and FTC Solar (single-axis tracking for solar). From 2004 to 2012, he served as a member of Dartmouth’s board of trustees. Mr. Rodgers was a Sloan scholar at Dartmouth, where he graduated in 1970 as the Salutatorian with a double major in Physics and Chemistry. He won the Townsend Prize and the Haseltine Chemistry-Physics Prize as the top physics and chemistry student in his class. Mr. Rodgers holds a master’s degree and a Ph.D. in Electrical Engineering from Stanford University, where he attended on a Hertz fellowship.

Devin Whatley

Devin Whatley has served as a member of the Complete Solaria Board since November 2022. Since 2010, Mr. Whatley has served as the Managing Partner at the Ecosystem Integrity Fund. Mr. Whatley serves as a member of the board of directors of several private companies focused on renewable energy. Mr. Whatley was a CFA Charterholder and holds a B.A. in East Asian Studies with a Business Emphasis from the University of California, Los Angeles and an M.B.A. from the Wharton School at the University of Pennsylvania.

Tidjane Thiam

Mr. Thiam served as a member of the FACT Board and as Executive Chairman of FACT since inception until the Business Combination in July 2023. In 2021, Mr. Thiam was appointed Chairman of Rwanda Finance Limited. He also serves as a Director and Chair of the Audit Committee of Kering S.A., the French luxury group. Mr. Thiam is also a Special Envoy on Covid 19 for the African Union. From 2015 to 2020, Mr. Thiam was Chief Executive Officer of Credit Suisse Group AG. From 2014 to 2019, Mr. Thiam was a Director of 21st Century Fox and served on its Nominating and Corporate Governance Committee. Mr. Thiam previously served at Prudential plc, a global insurance company based on London, as the Group Chief Executive from 2009 to 2015, a Director from 2008 to 2015 and Group Chief Financial Officer from 2008 to 2009. Mr. Thiam holds an M.B.A. from INSEAD and graduated from École Nationale Supérieure des Mines de Paris in 1986 and from École Polytechnique in Paris in 1984.

Adam Gishen

Mr. Gishen served as FACT’s Chief Executive Officer from February until the Business Combination in July 2023, and served as one of FACT’s initial board observers. From 2015 to 2020, Mr. Gishen served in several senior roles at Credit Suisse Group AG, including Global Head of Investor Relations, Corporate Communications and Marketing and Branding. Prior to 2015, Mr. Gishen was a partner at Ondra Partners, a financial advisory firm and previous to this worked as a Managing Director at Nomura and at Lehman Brothers in the area of equity capital markets. Mr. Gishen graduated from the University of Leeds.

Ronald Pasek

Ronald Pasek has served as a member of the Complete Solaria Board since February 2023. Since 2015, Mr. Pasek has served as the chairman of the board of directors of Spectra7 Microsystems Inc., a Canadian publicly-traded consumer connectivity company. From 2016 to 2020, Mr. Pasek was Chief Financial Officer of NetApp. From 2009 until its acquisition by Intel in December 2015, Mr. Pasek served as Senior Vice President, Finance and Chief Financial Officer of Altera Corporation, a worldwide provider of programmable logic devices. Mr. Pasek was previously employed by Sun Microsystems, in a variety of roles including Vice President, Corporate Treasurer and Vice President of worldwide field finance, worldwide manufacturing and U.S. field finance. Mr. Pasek holds a B.S. degree from San Jose State University and an M.B.A. degree from Santa Clara University.

Antonio R. Alvarez

Antonio R. Alvarez has served as a member of the Complete Solaria Board since November 2022. Mr. Alvarez served as the President of Complete Solaria since the merger of Complete Solar and Solaria in November 2022 until March 2023. From 2020 to 2022, Mr. Alvarez served as Solaria’s Chief Executive Officer. Prior to 2020, Mr. Alvarez served in various executive roles at Altierre Corporation, Aptina Imaging, Advanced Analogic Technologies, Leadis Technology and Cypress Semiconductor. Currently, Mr. Alvarez serves on the board of directors of NexGen Power Systems and previously served as a board member of SunEdison, SunEdison Semiconductor, ChipMOS Technology, and Validity Sensors. Mr. Alvarez holds a B.S. and an M.S. in Electrical Engineering from the Georgia Institute of Technology.

William J. Anderson

William J. Anderson served as the Chief Executive Officer of Complete Solaria from November 2022 to December 2023. From 2010 to 2022, he served as the Chief Executive Officer of Complete Solar. From 2007 to 2009, Mr. Anderson served as CEO of Risk Allocation Systems, Inc., a lending platform connecting automobile dealerships and credit unions in order to offer point of sale automobile loans to car buyers. From 2009 to 2010, Mr. Anderson served as Partner at SVE Partners, a boutique consulting firm serving technology start-ups and venture capital investors. Mr. Anderson holds a B.S. in Managerial Sciences from the Massachusetts Institute of Technology and an M.B.A. from the Stanford University Graduate School of Business.

Role of Board in Risk Oversight

One of the key functions of the Complete Solaria Board is the informed oversight of Complete Solaria’s risk management process. The Complete Solaria Board does not anticipate having a standing risk management committee, but rather anticipates administering this oversight function directly through the Complete Solaria Board as a whole, as well as through various standing committees of the Complete Solaria Board that address risks inherent in their respective areas of oversight. In particular, the Complete Solaria Board is responsible for monitoring and assessing strategic risk exposure and Complete Solaria’s audit committee is responsible for considering and discussing Complete Solaria’s major financial risk exposures and the steps its management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee monitors compliance with legal and regulatory requirements. Complete Solaria’s compensation committee assesses and monitors whether Complete Solaria’s compensation plans, policies and programs comply with applicable legal and regulatory requirements.

Board Committees

Upon the Closing of the Business Combination, our Board formed an audit committee, a compensation committee, and a nominating and corporate governance committee. The Complete Solaria Board may from time to time establish other committees.

Complete Solaria’s Chief Executive Officer and other executive officers will regularly report to the non-executive directors and each standing committee to ensure effective and efficient oversight of its activities and to assist in proper risk management and the ongoing evaluation of management controls.

Audit Committee

The audit committee consists of Ronald Pasek, who serves as the chairperson, Adam Gishen and Tidjane Thiam. Each member of the audit committee qualifies as an independent director under the Nasdaq corporate governance standards and the independence requirements of Rule 10A-3 under the Exchange Act. Ronald Pasek qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and possesses the requisite financial expertise required under the applicable requirements of Nasdaq.

The responsibilities of the audit committee include, among other things:

●	helping the board of directors oversee corporate accounting and financial reporting processes;

●	managing the selection, engagement and qualifications of a qualified firm to serve as the independent registered public accounting firm to audit Complete Solaria’s financial statements;

●	helping to ensure the independence and performance of the independent registered public accounting firm;

●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, Complete Solaria’s interim and year-end operating results;

●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviewing policies on financial risk assessment and financial risk management;

●	reviewing related party transactions;

●	obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes Complete Solaria’s internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

●	approving (or, as permitted, pre-approving) all audit and all permissible non-audit service to be performed by the independent registered public accounting firm.

The Complete Solaria Board adopted a written charter of the audit committee which is available on Complete Solaria’s website, https://www.completesolaria.com.

Compensation Committee

The Compensation Committee consists of Antonio R. Alvarez, who serves as the chairperson, Ronald Pasek and Devin Whatley. Each committee member a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. Although Mr. Alvarez is not an independent director, Section 5605(d)(2)(B) of the Nasdaq listing standards nonetheless permits the appointment of a non-independent director to the compensation committee if the board of directors, under exceptional and limited circumstances, determines that the non-independent director’s membership is required by the best interests of the company and its stockholders. Based on Mr. Alvarez’s extensive experience with Complete Solaria and familiarity with the industry, the Complete Solaria Board concluded that Mr. Alvarez’s appointment to, and membership on, the compensation committee was in the best interests of Complete Solaria and its stockholders. Further, a majority of the members of the compensation committee are independent directors. Mr. Alvarez is permitted to serve on the Compensation Committee for a maximum of two years.

The responsibilities of the compensation committee are:

●	reviewing and approving, or recommending that the Complete Solaria Board approve, the compensation of Complete Solaria’s executive officers and senior management;

●	reviewing and recommending to the Complete Solaria Board the compensation of Complete Solaria’s directors;

●	reviewing and approving, or recommending that the Complete Solaria Board approve, the terms of compensatory arrangements with Complete Solaria’s executive;

●	administering Complete Solaria’s stock and equity incentive plans;

●	selecting independent compensation consultants and assessing whether there are any conflicts of interest with any of the committee’s compensation advisors;

●	reviewing, approving, amending and terminating, or recommending that the Complete Solaria Board approve, amend or terminate, incentive compensation and equity plans, severance agreements, change-of-control protections and any other compensatory arrangements for Complete Solaria’s executive officers and other senior management, as appropriate;

●	reviewing and establishing general policies relating to compensation and benefits of Complete Solaria’s employees; and

●	reviewing Complete Solaria’s overall compensation.

The Complete Solaria Board adopted a written charter for the compensation committee which is available on Complete Solaria’s website.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee consists of Thurman J. Rodgers, who serves as the chairperson, and Adam Gishen. The responsibilities of the nominating and corporate governance committee are:

●	identifying, evaluating and selecting, or recommending that the Complete Solaria Board approve, nominees for election to the Complete Solaria Board;

●	evaluating the performance of the Complete Solaria Board and of individual directors;

●	evaluating the adequacy of Complete Solaria’s corporate governance practices and reporting;

●	reviewing management succession plans; and

●	developing and making recommendations to the Complete Solaria Board regarding corporate governance guidelines and matters.

Code of Ethical Business Conduct

Complete Solaria has adopted a code of ethical business conduct that applies to all of its directors, officers and employees, including its principal executive officer, principal financial officer and principal accounting officer, which was by Complete Solaria at the closing and is available on Complete Solaria’s website. Complete Solaria’s code of business conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. Complete Solaria will make any legally required disclosures regarding amendments to, or waivers of, provisions of its code of ethics on its internet website.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee was at any time during 2023, or at any other time, one of Complete Solaria’s officers or employees, except Mr. Alvarez who served as Complete Solaria’s president until March 2023. None of Complete Solaria’s executive officers has served as a director or member of a compensation committee (or other committee serving an equivalent function) of any entity, one of whose executive officers served as a director of our board of directors or member of the compensation committee.

Independence of the Board of Directors

Nasdaq rules generally require that independent directors must comprise a majority of a listed company’s board of directors. Based upon information requested from and provided by each proposed director concerning his or her background, employment and affiliations, including family relationships, we have determined that Messrs. Rodgers, Whatley, Thiam, Gishen and Pasek, representing a majority of Complete Solaria’s proposed directors, are “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq.

Delinquent Section 16(a) Reports

Pursuant to Section 16 of the Exchange Act, executive officers, directors, and holders of more than 10% of the Complete Solaria’s common stock are required to file reports of their trading in Complete Solaria equity securities with the SEC. Based solely on a review of the copies of such reports filed with the SEC during with respect to the last fiscal year, and written representations from certain reporting persons that no other filings were required, Complete Solaria believes that all filings required to be made by its reporting persons complied with all applicable Section 16 filing requirements during fiscal year 2023.

ITEM 11. EXECUTIVE COMPENSATION

FACT

Employment Agreements

Prior to the closing of the Business Combination, FACT did not enter into any employment agreements with its executive officers and did not make any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No FACT executive officers or directors received any cash compensation for services rendered to FACT. FACT paid its sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team and other expenses and obligations of our sponsor. Executive officers and directors, or any of their respective affiliates were reimbursed for any out-of-pocket expenses incurred in connection with activities on FACT’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Complete Solaria

Complete Solaria has opted to comply with the executive compensation disclosure rules applicable to emerging growth companies, as FACT is an emerging growth company. The scaled down disclosure rules are those applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for Complete Solaria’s principal executive officer and its two most highly compensated executive officers other than the principal executive officer whose total compensation for 2023 exceeded $100,000 and who were serving as executive officers as of December 31, 2023. Complete Solaria refers to these individuals as “named executive officers.” For 2023, Complete Solaria’s named executive officers were:

●	Chris Lundell, Complete Solaria’s Chief Executive Officer

●	Brian Wuebbels, Complete Solaria’s Chief Financial Officer

●	William J. Anderson, Complete Solaria’s former Chief Executive Officer;

●	Antonio R. Alvarez, Complete Solaria’s former President;

●	Vikas Desai, Complete Solaria’s former President & General Manager, Business Units; and

●	Taner Ozcelik, Complete Solaria’s former Chief Executive Officer.

As previously reported on Complete Solaria’s Current Report on Form 8-K filed with the SEC on November 16, 2023, Taner Ozcelik was appointed as the Company’s Chief Executive Officer, effective November 20, 2023. However, as previously reported on Complete Solaria’s Current Report on Form 8-K filed with the SEC on November 28, 2023, Mr. Ozcelik and the Company agreed on November 21, 2023 that he would not continue as the Company’s Chief Executive Officer due to personal reasons. Mr. Ozcelik did not receive any compensation as Chief Executive Officer.

Complete Solaria believes its compensation program should promote the success of the company and align executive incentives with the long-term interests of its stockholders. Complete Solaria’s current compensation programs reflect its startup origins in that they consist primarily of salary and stock option awards. As Complete Solaria’s needs evolve, Complete Solaria intends to continue to evaluate its philosophy and compensation programs as circumstances require.

Summary Compensation Table

The following table shows information regarding the compensation of Complete Solaria’s named executive officers for services performed in the year ended December 31, 2023.

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	All Other Compensation	Total
Chris Lundell Chief Executive Officer	2023	$450,000	—	$4,560,000	—	$5,010,000
Brian Wuebbels Chief Financial Officer	2023	$330,000	—	$1,966,514	—	$2,296,514

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	All Other Compensation	Total
William J. Anderson	2022	$300,000	$18,000	$103,444	—	$421,444
Former Chief Executive Officer(2)	2023	$380,000	—	$1,501,071	—	$1,881,071

Antonio R. Alvarez	2022	$331,000	—	—	—	$331,000
Former President(3)	2023	$360,000	—	—	—	$360,000

Vikas Desai(4)	2022	$305,000	—	$423,055	—	$728,055
Former President & General Manager, Business Units	2023	$360,000	—	$1,250,892	—	$1,610,892

(1)	Amounts reported in this column do not reflect the amounts actually received by Complete Solaria’s named executive officers. Instead, these amounts reflect the aggregate grant-date fair value of awards granted to each named executive officer, computed in accordance with the FASB ASC Topic 718, Stock-based Compensation. See Note 16 to Complete Solar’s audited financial statements and Note 13 to Solaria’s audited consolidated financial statements included elsewhere in this prospectus for discussion of assumptions made in determining the grant date fair value of its equity awards. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The shares underlying these options vest in 48 equal monthly installments, subject to the named executive officer’s continued service at each vesting date.
(2)	Mr. Anderson stepped down as the Chief Executive Officer in December 2023.
(3)	Mr. Alvarez left the company in March 2023.
(4)	Mr. Desai left the Company in October 2023.

Outstanding Equity Awards at December 31, 2023

The following table presents information regarding the outstanding option awards held by each of the named executive officers as of December 31, 2023:

			Number of	Number of
			Securities	Securities
			Underlying	Underlying
		Vesting	Unexercised	Unexercised		Option	Option
		Commencement	Options (#)	Options (#)		Exercise	Expiration
Name	Grant Date (1)	Date	Exercisable	Unexercisable		Price	$Date
William J. Anderson	10/18/2016	10/18/2016	579,564	—		0.19	10/17/2026
	6/12/2020	6/1/2020	370,276	—	(2)	0.83	6/11/2030
	6/12/2020	6/1/2020	16,009	—	(2)	0.83	6/11/2030
	9/9/2022	3/1/2022	56,355	40,239	(2)	1.87	9/8/2032
	6/19/2023	6/19/2023	73,269	554,592	(3)	$5.18	6/18/2033
Antonio R. Alvarez	7/30/2020	5/11/2020	43,651	17,248	(3)	8.22	7/29/2030
	7/30/2020	5/11/2020	209,586	83,220	(3)	8.22	7/29/2030
Vikas Desai	6/22/2018	2/28/2018	4,244	—		10.03	6/21/2028
	10/28/2021	10/11/2021	46,975	61,389	(3)	4.62	10/27/2031
	10/28/2021	10/11/2021	75,178	98,294	(3)	4.62	10/27/2031
	9/28/2022	10/27/2022	11,748	38,456	(4)	11.45	9/27/2032
	9/28/2022	10/27/2022	2,076	6,670	(4)	11.45	9/27/2032
	6/11/2023	6/11/2023	33,845	255,937	(3)	$5.18	6/18/2033
Chris Lundell	12/21/2023	12/7/2023	—	3,000,000	(4)	$1.52	12/7/2033
Brian Wuebbels	6/11/2023	6/11/2023	63,297	316,339		$5.18	6/18/2033

(1)	All option awards were granted pursuant to the Complete Solaria’s 2023 Incentive Equity Plan (the “2023 Plan”) Complete Solaria’s 2022 Stock Plan (the “2022 Plan”), Complete Solaria’s 2011 Stock Plan (the “2011 Plan”), Complete Solaria’s 2016 Stock Plan (the “2016 Plan”) and Complete Solaria’s 2006 Stock Plan (the “2006 Plan”). As is described in greater detail below in the “Employee Benefit Plans” section, the 2016 Plan and 2006 Plan were assumed by Complete Solaria from Solaria in connection with the Complete Solar and Solaria Merger.
(2)	The total shares underlying the option award vest in 36 equal monthly installments, subject to the named executive officer’s continued service at each vesting date.
(3)	The total shares underlying the option award vest in 60 equal monthly installments, subject to the named executive officer’s continued service at each vesting date.
(4)	20% of the total shares underlying the option award vest on the one-year anniversary of the vesting commencement date, thereafter 1/60th of the total shares underlying the option award vest in 60 equal monthly installments.

Employment Arrangements with Named Executive Officers

Each of Complete Solaria’s named executive officers is an at-will employee. Each officer is currently party to an employment agreement setting forth their terms of employment. The employment agreements with each named executive officer provides that if such officer’s employment is terminated for any reason other than cause (as defined in the employment agreement), death or disability, or if such officer resigns for good reason (as defined in the employment agreement), and provided that in either case such termination constitutes a separation from service (as defined in the employment agreement) and the separation is not on or within 12 months following a change of control, then subject to such officer executing a release agreement in Complete Solaria’s favor, and continuing to comply with all of his obligations to Complete Solaria and its affiliates, he will receive the following benefits: (a) payment of such officer’s earned but unpaid base salary; (b) payment of such officer of any unpaid bonus, with respect to the fiscal year immediately preceding the fiscal year in which such termination or such resignation occurs; (c) payment to such officer of any vested benefits to which he may be entitled under any applicable plans and programs of the Company; (d) a severance payment equal to six months of such officer’s then base salary plus a pro rata portion of such officer’s bonus with respect to the fiscal year in which such termination or such resignation occurs; (e) if such officer timely and properly elects to continue group health care coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985(“COBRA”), payment of such officer’s COBRA premium expenses until the earliest of (i) the six-month anniversary of the termination date; (ii) the date such officer is no longer eligible to receive COBRA continuation coverage; and (iii) the date on which such officer becomes eligible to receive substantially similar coverage from another employer; and (f) the applicable post-termination exercised period for any vested options will extend to the earlier of (i) the six-month anniversary of the termination date, (ii) the expiration date of the option or (iii) earlier termination upon a corporate transaction.

In addition, the employment agreements with each named executive officer provide that if such officer’s employment is terminated for any reason other than cause (as defined in the employment agreement), death or disability, or if such officer resigns for good reason (as defined in the employment agreement), and provided that in either case such termination constitutes a separation from service (as defined in the employment agreement) and the separation is on or within 12 months following a change of control, then subject to such officer executing a release agreement in Complete Solaria’s favor, and continuing to comply with all of his obligations to Complete Solaria and its affiliates, he will receive the following benefits: (a) payment of such officer’s earned but unpaid base salary; (b) payment of such officer of any unpaid bonus, with respect to the fiscal year immediately preceding the fiscal year in which such termination or such resignation occurs; (c) payment to such officer of any vested benefits to which he may be entitled under any applicable plans and programs of the Company; (d) a severance payment equal to 12 months of such officer’s then base salary plus a pro rata portion of such officer’s bonus with respect to the fiscal year in which such termination or such resignation occurs; (e) if such officer timely and properly elects to continue group health care coverage under COBRA, payment of such officer’s COBRA premium expenses until the earliest of (i) the 12-month anniversary of the termination date; (ii) the date such officer is no longer eligible to receive COBRA continuation coverage; and (iii) the date on which such officer becomes eligible to receive substantially similar coverage from another employer; (f) the applicable post-termination exercised period for any vested options will extend to the earlier of (i) the 12-month anniversary of the termination date, (ii) the expiration date of the option or (iii) earlier termination upon a corporate transaction; and (g) acceleration of 50% of such officer’s remaining unvested outstanding stock options subject to time-based vesting.

Base Salary

Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of the executive compensation program. In general, Complete Solaria seeks to provide a base salary level designed to reflect each executive officer’s scope of responsibility and accountability.

Bonuses

Beginning January 1, 2023, each of our named executive officers was eligible for an annual bonus of 50% of such officer’s annual gross salary, based on criteria determined by our board of directors, including, but not limited to, the satisfaction of minimum performance standards, and the achievement of budgetary and other objectives, set by our board of directors in its sole and absolute discretion.

Director Compensation

In 2023, Complete Solaria granted its directors stock options for their contributions to the operations of the business. The following table provides the compensation for each member of the Board for 2023:

Name	Fees Earned or Paid in Cash	Option Awards		All other Compensation	Total
Thurman J. Rodgers	—	$132,925	(1)	—	$132,925
Adam Gishen	—	$89,881	(1)	—	$89,881
Antonio R. Alvarez	—	$86,034	(1)	—	$86,034
Chris Lundell	—	$86,034	(1)	—	$86,034
Devin Whatley	—	$100,461	(1)	—	$100,461
Ron Pasek	—	$100,461	(1)	—	$100,461
Tidjane Thiam	—	$86,034	(1)	—	$86,034
William J. Anderson	—	—		—	—

(1)	The total shares underlying the option award fully vest on the one-year anniversary of the vesting commencement date.

Executive Compensation

Complete Solaria’s compensation committee oversees the compensation policies, plans and programs and reviews and determines compensation to be paid to executive officers, directors and other senior management, as appropriate. The compensation policies followed by Complete Solaria are intended to provide for compensation that is sufficient to attract, motivate and retain executives of Complete Solaria and potential other individuals and to establish an appropriate relationship between executive compensation and the creation of stockholder value.

Nonqualified Deferred Compensation

Complete Solaria’s named executive officers did not participate in, or earn any benefits under, any nonqualified deferred compensation plan sponsored by Complete Solaria during 2023. Complete Solaria’s board of directors may elect to provide officers and other employees with nonqualified deferred compensation benefits in the future if it determines that doing so is in the company’s best interests.

Pension Benefits

Complete Solaria’s named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by Complete Solaria during 2023.

Employee Benefit Plans

Equity-based compensation has been and will continue to be an important foundation in executive compensation packages as Complete Solaria believes it is important to maintain a strong link between executive incentives and the creation of stockholder value. Complete Solaria believes that performance and equity-based compensation can be an important component of the total executive compensation package for maximizing stockholder value while, at the same time, attracting, motivating and retaining high-quality executives. In July 2023, our board of directors adopted the 2023 Incentive Equity Plan (the “2023 Plan”) and the Employee Stock Purchase Plan (the “ESPP). The 2023 Plan and the ESPP became effective immediately upon the Closing of the Business Combination. Below is a description of the 2023 Plan, the ESPP, 2022 Plan, the 2011 Plan, the 2016 Plan and the 2006 Plan. The 2022 Plan is the successor of the Complete Solar 2021 Stock Plan, which was amended and assumed by Complete Solaria in connection with the Required Transaction. The 2011 Plan is the Complete Solar 2011 Stock Plan that was assumed by Complete Solaria in the Required Transaction.

The 2016 Plan and the 2006 Plan are the Solaria stock plans that were assumed by Complete Solaria in the Required Transaction.

Complete Solaria 2023 Incentive Equity Plan

In July 2023, our board of directors adopted and our stockholders approved the 2023 Incentive Equity Plan (the “2023 Plan”). The 2023 Plan became effective immediately upon the closing.

Eligibility. Any individual who is an employee of Complete Solaria or any of its affiliates, or any person who provides services to Complete Solaria or its affiliates, including consultants and members of Complete Solaria’s Board, is eligible to receive awards under the 2023 Plan at the discretion of the plan administrator.

Awards.  The 2023 Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Code to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors and consultants, including employees and consultants of Complete Solaria’s affiliates.

Authorized Shares.  Initially, a maximum number of 8,763,322 of shares of Complete Solaria Common Stock may be issued under the 2023 Plan. In addition, the number of shares of Complete Solaria Common Stock reserved for issuance under the 2023 Plan will automatically increase on January 1 of each year, starting on January 1, 2024 and ending on January 1, 2033, in an amount equal to the lesser of (1) 4% of the total number of shares of Complete Solaria’s Common Stock outstanding on December 31 of the preceding year, or (2) a lesser number of shares of Complete Solaria Common Stock determined by Complete Solaria’s Board prior to the date of the increase. The maximum number of shares of Complete Solaria Common Stock that may be issued on the exercise of ISOs under the 2023 Plan is three times the number of shares available for issuance upon the 2023 Plan becoming effective (or 26,289,966 shares).

The unused shares subject to stock awards granted under the 2023 Plan that expire, lapse or are terminated, exchanged for or settled in cash, surrendered, repurchased, canceled without having been fully exercised or forfeited, in any case, in a manner that results in Complete Solaria acquiring shares covered by the stock award at a price not greater than the price (as adjusted pursuant to the 2023 Plan) paid by the participant for such shares or not issuing any shares covered by the stock award, will, as applicable, become or again be available for stock award grants under the 2023 Plan.

Non-Employee Director Compensation Limit.  The aggregate value of all compensation granted or paid to any non-employee director with respect to any calendar year, including awards granted and cash fees paid to such non-employee director, will not exceed (1) $1,000,000 in total value or (2) if such non-employee director is first appointed or elected to Complete Solaria’s Board during such calendar year, $1,500,000 in total value, in each case, calculating the value of any equity awards based on the grant date fair value of such equity awards for financial reporting purposes.

Plan Administration.  Complete Solaria’s Board, or a duly authorized committee thereof, will administer the 2023 Plan and is referred to as the “plan administrator” herein. Complete Solaria’s Board may also delegate to one or more of Complete Solaria’s officers the authority to (1) designate employees (other than officers) to receive specified stock awards and (2) determine the number of shares subject to such stock awards. Under the 2023 Plan, the Complete Solaria Board has the authority to determine award recipients, grant dates, the numbers and types of stock awards to be granted, the applicable fair market value, and the provisions of each stock award, including the period of exercisability and the vesting schedule applicable to a stock award.

Stock Options.  ISOs and NSOs are granted under stock option agreements adopted by the plan administrator. The plan administrator determines the exercise price for stock options, within the terms and conditions of the 2023 Plan, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of a share of Complete Solaria Common Stock on the date of grant. Options granted under the 2023 Plan vest at the rate specified in the stock option agreement as determined by the plan administrator.

The plan administrator determines the term of stock options granted under the 2023 Plan, up to a maximum of 10 years. Unless the terms of an optionholder’s stock option agreement provide otherwise or as otherwise provided by the plan administrator, if an optionholder’s service relationship with Complete Solaria or any of Complete Solaria’s affiliates ceases for any reason other than disability, death, or cause, the optionholder may generally exercise any vested options for a period of three months following the cessation of service. This period may be extended in the event that exercise of the option is prohibited by applicable securities laws. Unless the terms of an optionholder’s stock option agreement provide otherwise or as otherwise provided by the plan administrator, if an optionholder’s service relationship with Complete Solaria or any of Complete Solaria’s affiliates ceases due to death or disability, or an optionholder dies within a certain period following cessation of service, the optionholder or a beneficiary may generally exercise any vested options for a period of 18 months following the date of death, or 12 months following the date of disability. In the event of a termination for cause, options generally terminate upon the termination date. In no event may an option be exercised beyond the expiration of its term.

Acceptable consideration for the purchase of Complete Solaria Common Stock issued upon the exercise of a stock option will be determined by the plan administrator and may include (1) cash, check, bank draft or money order, (2) a broker-assisted cashless exercise, (3) the tender of shares of Complete Solaria Common Stock previously owned by the optionholder, (4) a net exercise of the option if it is an NSO or (5) other legal consideration approved by the plan administrator.

Unless the plan administrator provides otherwise, options and stock appreciation rights generally are not transferable except by will or the laws of descent and distribution. Subject to approval of the plan administrator or a duly authorized officer, an option may be transferred pursuant to a domestic relations order.

Tax Limitations on ISOs.  The aggregate fair market value, determined at the time of grant, of Complete Solaria’s Common Stock with respect to ISOs that are exercisable for the first time by an award holder during any calendar year under all of Complete Solaria’s stock plans may not exceed $100,000. Options or portions thereof that exceed such limit will generally be treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of Complete Solaria’s total combined voting power or that of any of Complete Solaria’s parent or subsidiary corporations unless (1) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant and (2) the term of the ISO does not exceed five years from the date of grant.

Restricted Stock Unit Awards.  Restricted stock unit awards are granted under restricted stock unit award agreements adopted by the plan administrator. Restricted stock unit awards will generally be granted in consideration for a participant’s services, but may be granted in consideration for any form of legal consideration that may be acceptable to the plan administrator and permissible under applicable law. A restricted stock unit award may be settled by cash, delivery of shares of Complete Solaria Common Stock, a combination of cash and shares of Complete Solaria Common Stock as determined by the plan administrator, or in any other form of consideration set forth in the restricted stock unit award agreement. Additionally, dividend equivalents may be credited in respect of shares covered by a restricted stock unit award. Except as otherwise provided in the applicable award agreement or by the plan administrator, restricted stock unit awards that have not vested will be forfeited once the participant’s continuous service ends for any reason.

Restricted Stock Awards.  Restricted stock awards are granted under restricted stock award agreements adopted by the plan administrator. A restricted stock award may be awarded in consideration for cash, check, bank draft or money order, services to us, or any other form of legal consideration that may be acceptable to the plan administrator and permissible under applicable law. The plan administrator determines the terms and conditions of restricted stock awards, including vesting and forfeiture terms. If a participant’s service relationship with Complete Solaria ends for any reason, Complete Solaria may receive any or all of the shares of Complete Solaria Common Stock held by the participant that have not vested as of the date the participant terminates service with Complete Solaria through a forfeiture condition or a repurchase right.

Stock Appreciation Rights.  Stock appreciation rights are granted under stock appreciation right agreements adopted by the plan administrator. The plan administrator determines the strike price for a stock appreciation right, which generally cannot be less than 100% of the fair market value of Complete Solaria Common Stock on the date of grant. A stock appreciation right granted under the 2023 Plan vests at the rate specified in the stock appreciation right agreement as determined by the plan administrator. Stock appreciation rights may be settled in cash or shares of Complete Solaria Common Stock or in any other form of payment, as determined by the plan administrator and specified in the stock appreciation right agreement.

The plan administrator determines the term of stock appreciation rights granted under the 2023 Plan, up to a maximum of 10 years. Unless the terms of a participant’s stock appreciation rights agreement provide otherwise or as otherwise provided by the plan administrator, if a participant’s service relationship with Complete Solaria or any of its affiliates ceases for any reason other than cause, disability, or death, the participant may generally exercise any vested stock appreciation right for a period of three months following the cessation of service. This period may be further extended in the event that exercise of the stock appreciation right following such a termination of service is prohibited by applicable securities laws. Unless the terms of a participant’s stock appreciation rights agreement provide otherwise or as otherwise provided by the plan administrator, if a participant’s service relationship with Complete Solaria or any of its affiliates, ceases due to disability or death, or a participant dies within a certain period following cessation of service, the participant or a beneficiary may generally exercise any vested stock appreciation right for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination for cause, stock appreciation rights generally terminate immediately upon the occurrence of the event giving rise to the termination of the individual for cause. In no event may a stock appreciation right be exercised beyond the expiration of its term.

Performance Awards.  The 2023 Plan permits the grant of performance awards that may be settled in stock, cash or other property. Performance awards may be structured so that the stock or cash will be issued or paid only following the achievement of certain pre-established performance goals during a designated performance period. Performance awards that are settled in cash or other property are not required to be valued in whole or in part by reference to, or otherwise based on, Complete Solaria Common Stock.

Other Stock Awards.  The plan administrator may grant other awards based in whole or in part by reference to New Complete Solaria’s Common Stock. The plan administrator will set the number of shares under the stock award (or cash equivalent) and all other terms and conditions of such awards.

Changes to Capital Structure.  In the event there is a specified type of change in the capital structure of Complete Solaria, such as a stock split, reverse stock split, or recapitalization, appropriate adjustments will be made to (1) the class and maximum number of shares subject to the 2023 Plan, (2) the class(es) and maximum number of shares that may be issued pursuant to the exercise of incentive stock options, and (3) the class and number of shares and exercise price, strike price, or purchase price, if applicable, of all outstanding stock awards.

Corporate Transactions.  The following applies to stock awards under the 2023 Plan in the event of a corporate transaction (as defined in the 2023 Plan), unless otherwise provided in a participant’s stock award agreement or other written agreement with Complete Solaria or one of its affiliates or unless otherwise expressly provided by the plan administrator at the time of grant.

In the event of a corporate transaction, any stock awards outstanding under the 2023 Plan may be assumed, or continued by any surviving or acquiring corporation (or its parent company), or new awards may be issued by such surviving or acquiring corporation (or its parent company) in substitution of such awards, and any reacquisition or repurchase rights held by Complete Solaria with respect to the stock award may be assigned to Complete Solaria’s successor (or its parent company). If the surviving or acquiring corporation (or its parent company) does not assume, continue or substitute such stock awards, then with respect to any such stock awards that are held by participants whose continuous service has not terminated prior to the effective time of the corporate transaction, or current participants, the vesting (and exercisability, if applicable) of such stock awards will be accelerated in full (or, in the case of performance awards with multiple vesting levels depending on the level of performance, vesting will accelerate at 100% of the target level) to a date prior to the effective time of the corporate transaction (contingent upon the effectiveness of the corporate transaction), and such stock awards will terminate if not exercised (if applicable) at or prior to the effective time of the corporate transaction, and any reacquisition or repurchase rights held by Complete Solaria with respect to such stock awards will lapse (contingent upon the effectiveness of the corporate transaction). Any such stock awards that are held by persons other than current participants will terminate if not exercised (if applicable) prior to the effective time of the corporate transaction, except that any reacquisition or repurchase rights held by Complete Solaria with respect to such stock awards will not terminate and may continue to be exercised notwithstanding the corporate transaction.

In the event a stock award will terminate if not exercised prior to the effective time of a corporate transaction, the plan administrator may provide, in its sole discretion, that the holder of such stock award may not exercise such stock award but instead will receive a payment equal in value to the excess (if any) of (i) the per share amount payable to holders of Complete Solaria Common Stock in connection with the corporate transaction, over (ii) if applicable, any per share exercise price payable by such holder.

Plan Amendment or Termination.  Complete Solaria’s Board has the authority to amend, suspend, or terminate the 2023 Plan at any time, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. Certain material amendments also require approval of Complete Solaria’s stockholders. No ISOs may be granted after the tenth anniversary of the date the Board adopts the 2023 Plan. No stock awards may be granted under the 2023 Plan while it is suspended or after it is terminated.

Complete Solaria 2023 Employee Stock Purchase Plan

In July 2023, our board of directors adopted and our stockholders approved the 2023 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective immediately upon the closing.

Administration. Complete Solaria’s Board, or a duly authorized committee thereof, will administer the ESPP.

Limitations.  Complete Solaria’s employees and the employees of any of its designated affiliates, as designated by Complete Solaria’s Board, will be eligible to participate in the ESPP, provided they may have to satisfy one or more of the following service requirements before participating in the ESPP, as determined by the administrator: (1) customary employment with Complete Solaria or one of its affiliates for more than 20 hours per week and five or more months per calendar year or (2) continuous employment with Complete Solaria or one of its affiliates for a minimum period of time, not to exceed two years, prior to the first date of an offering. In addition, Complete Solaria’s Board may also exclude from participation in the ESPP or any offering, employees who are “highly compensated employees” (within the meaning of Section 423(b)(4)(D) of the Code) or a subset of such highly compensated employees. If this proposal is approved by the stockholders, all the employees of Complete Solaria and its related corporations will be eligible to participate in the ESPP following the Closing. An employee may not be granted rights to purchase stock under the ESPP (a) if such employee immediately after the grant would own stock possessing 5% or more of the total combined voting power or value of all classes of Complete Solaria’s capital stock or (b) to the extent that such rights would accrue at a rate that exceeds $25,000 worth of Complete Solaria capital stock for each calendar year that the rights remain outstanding.

The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Code. The administrator may specify offerings with a duration of not more than 27 months and may specify one or more shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of Complete Solaria’s Common Stock will be purchased for the employees who are participating in the offering. The administrator, in its discretion, will determine the terms of offerings under the ESPP. The administrator has the discretion to structure an offering so that if the fair market value of a share of Complete Solaria’s stock on any purchase date during the offering period is less than or equal to the fair market value of a share of Complete Solaria’s stock on the first day of the offering period, then that offering will terminate immediately, and the participants in such terminated offering will be automatically enrolled in a new offering that begins immediately after such purchase date.

A participant may not transfer purchase rights under the ESPP other than by will, the laws of descent and distribution, or as otherwise provided under the ESPP.

Payroll Deductions.  The ESPP permits participants to purchase shares of Complete Solaria Common Stock through payroll deductions. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the lower of the fair market value of Complete Solaria Common Stock on the first day of an offering or on the date of purchase. Participants may end their participation at any time during an offering and will be paid their accrued contributions that have not yet been used to purchase shares, without interest. Participation ends automatically upon termination of employment with Complete Solaria and its related corporations.

Withdrawal.  Participants may withdraw from an offering by delivering a withdrawal form to Complete Solaria and terminating their contributions. Such withdrawal may be elected at any time prior to the end of an offering, except as otherwise provided by the Plan Administrator. Upon such withdrawal, Complete Solaria will distribute to the employee his or her accumulated but unused contributions without interest, and such employee’s right to participate in that offering will terminate. However, an employee’s withdrawal from an offering does not affect such employee’s eligibility to participate in any other offerings under the ESPP.

Termination of Employment.  A participant’s rights under any offering under the ESPP will terminate immediately if the participant either (i) is no longer employed by Complete Solaria or any of its parent or subsidiary companies (subject to any post-employment participation period required by law) or (ii) is otherwise no longer eligible to participate. In such event, Complete Solaria will distribute to the participant his or her accumulated but unused contributions, without interest.

Corporate Transactions.  In the event of certain specified significant corporate transactions, such as a merger or change in control, a successor corporation may assume, continue, or substitute each outstanding purchase right. If the successor corporation does not assume, continue, or substitute for the outstanding purchase rights, the offering in progress will be shortened and the participants’ accumulated contributions will be used to purchase shares of Complete Solaria Common Stock within ten business days (or such other period specified by the plan administrator) prior to the corporate transaction, and the participants’ purchase rights will terminate immediately thereafter.

Amendment and Termination. Complete Solaria’s Board has the authority to amend, suspend, or terminate the ESPP, at any time and for any reason, provided certain types of amendments will require the approval of Complete Solaria’s stockholders. Any benefits, privileges, entitlements and obligations under any outstanding purchase rights granted before an amendment, suspension or termination of the ESPP will not be materially impaired by any such amendment, suspension or termination except (i) with the consent of the person to whom such purchase rights were granted, (ii) as necessary to facilitate compliance with any laws, listing requirements, or governmental regulations, or (iii) as necessary to obtain or maintain favorable tax, listing, or regulatory treatment. The ESPP will remain in effect until terminated by Complete Solaria’s Board in accordance with the terms of the ESPP.

Complete Solaria 2022 Stock Plan

Complete Solaria’s board of directors adopted, and Complete Solaria’s stockholders approved, the 2022 Plan in October 2022 in connection with the Required Transaction. The 2022 Plan amends and restates Complete Solar’s 2021 Stock Plan.

Stock Awards.  The 2022 Plan provides for the grant of incentive stock options (“ISOs”) and nonstatutory stock options to purchase shares of Complete Solaria common stock and restricted stock awards (collectively, “stock awards”). ISOs may be granted only to Complete Solaria employees and the employees of any parent corporation or subsidiary corporation. All other awards may be granted to Complete Solaria employees, non-employee directors and consultants and the employees and consultants of Complete Solaria affiliates. Complete Solaria has granted stock options and restricted stock awards under the 2022 Plan. As of December 31, 2022, 1,413,851 shares of Complete Solaria common stock were issuable pursuant to outstanding options, restricted stock awards, and other purchase rights and 918,55 shares of Complete Solaria common stock were available for future issuance under the 2022 Plan.

The 2022 Plan will terminate when the 2023 Plan becomes effective upon the consummation of the Business Combination. However, any outstanding awards granted under the 2022 Plan will remain outstanding, subject to the terms of Complete Solaria’s 2022 Plan and award agreements, until such outstanding options are exercised or until any awards terminate or expire by their terms.

If a stock award granted under the 2022 Plan expires or otherwise terminates without being exercised in full, or is settled in cash, the shares of Complete Solaria common stock not acquired pursuant to the stock award again will become available for subsequent issuance under the 2022 Plan (in the event that the 2023 Plan does not become effective as described in the preceding paragraph). In addition, the following types of shares of Complete Solaria common stock under the 2022 Plan may become available for the grant of new stock awards under the 2022 Plan: (1) shares that are forfeited to or repurchased by Complete Solaria prior to becoming fully vested; (2) shares retained to satisfy income or employment withholding taxes; (3) shares retained to pay the exercise or purchase price of a stock award; or (4) shares surrendered pursuant to an option exchange program.

Administration.  Complete Solaria’s board of directors, or a duly authorized committee thereof, has the authority to administer the 2022 Plan. Complete Solaria’s board of directors may also delegate to one or more officers the authority to (1) designate employees (other than other officers or directors) to be recipients of certain stock awards, and (2) grant stock awards to such individuals within parameters specified by the Board. Subject to the terms of the 2022 Plan, the plan administrator determines the award recipients, dates of grant, the numbers and types of stock awards to be granted and the applicable fair market value and the provisions of the stock awards, including the period of their exercisability, the vesting schedule applicable to a stock award and any repurchase rights that may apply. The plan administrator has the authority to modify outstanding awards, including reducing the exercise, purchase or strike price of any outstanding stock award, canceling any outstanding stock award in exchange for new stock awards, cash or other consideration or taking any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any adversely affected participant.

Stock Options.  ISOs and NSOs are granted pursuant to stock option agreements adopted by the plan administrator. The plan administrator determines the exercise price for a stock option, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of Complete Solaria common stock on the date of grant. Options granted under the 2022 Plan vest at the rate specified by the plan administrator.

The plan administrator determines the term of stock options granted under the 2022 Plan, up to a maximum of ten years. Unless the terms of an optionholder’s stock option agreement provide otherwise, if an optionholder’s service relationship with us, or any of Complete Solaria’s affiliates, ceases for any reason other than disability, death or cause, the optionholder may generally exercise any vested options for a period of three months following the cessation of service. The option term may be extended in the event that the exercise of the option following such a termination of service is prohibited by applicable securities laws. If an optionholder’s service relationship with Complete Solaria or any of its affiliates ceases due to disability or death, or an optionholder dies within 3 months following cessation of service, the optionholder or a beneficiary may generally exercise any vested options for a period of 12 months following such disability or death. In the event of a termination for cause, options generally terminate immediately upon the termination of the individual for cause. In no event may an option be exercised beyond the expiration of its term.

Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option will be determined by the plan administrator and may include: (1) cash; (2) check; (3) to the extent permitted under applicable laws, a promissory note; (4) cancellation of indebtedness; (5) other previously owned Complete Solaria shares; (6) a cashless exercise; (7) such other consideration and method of payment permitted under applicable laws; or (8) any combination of the foregoing methods of payment.

Tax Limitations on Incentive Stock Options.  The aggregate fair market value, determined at the time of grant, of Complete Solaria common stock with respect to ISOs that are exercisable for the first time by an optionholder during any calendar year under all Complete Solaria stock plans may not exceed $100,000. Options or portions thereof that exceed such limit will generally be treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of the total combined voting power of Complete Solaria or that of any of its affiliates unless (1) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant and (2) the term of the ISO does not exceed five years from the date of grant.

Incentive Stock Option Limit.  The maximum number of shares of Complete Solaria common stock that may be issued upon the exercise of ISOs under the 2022 Plan is 6,677,960 shares plus, to the extent permitted by applicable law, any shares that again become available for issuance under the 2022 Plan.

Restricted Stock Awards.  Restricted stock awards are granted pursuant to restricted stock award agreements adopted by the plan administrator. The permissible consideration for restricted stock awards are the same as apply to stock options. Common stock acquired under a restricted stock award may, but need not, be subject to a share repurchase option in Complete Solaria’s favor in accordance with a vesting schedule to be determined by the plan administrator. A restricted stock award may be transferred only upon such terms and conditions as set by the plan administrator. Except as otherwise provided in the applicable award agreement, restricted stock awards that have not vested may be forfeited or repurchased by Complete Solaria upon the participant’s cessation of continuous service for any reason.

Changes to Capital Structure.  In the event that there is a specified type of change in Complete Solaria’s capital structure, including without limitation a stock split or recapitalization, extraordinary divided payable in a form other than shares in an amount that has a material effect on the fair market value of the common stock, or any increase or decrease in the number of issued shares effected without receipt of consideration by Complete Solaria, appropriate adjustments will be made to (1) the class and maximum number of shares reserved for issuance under the 2022 Plan, and (2) the class and number of shares and price per share of stock (including any repurchase price per share) subject to outstanding stock awards.

Corporate Transactions.  The 2022 Plan provides that in the event of certain specified significant corporate transactions, unless otherwise provided in an award agreement or other written agreement between Complete Solaria and the award holder, each outstanding award (vested or unvested) will be treated as the plan administrator determines, including (without limitation) taking one or more of the following actions with respect to each stock award, contingent upon the closing or completion of the transaction: (1) arranging for the assumption, continuation or substitution of the stock award by a successor corporation, (2) arranging for the assignment of any reacquisition or repurchase rights held by Complete Solaria in respect of Complete Solaria common stock issued pursuant to the stock award to a successor corporation, or (3) canceling the stock award in exchange for a cash payment, or no payment, as determined by the plan administrator (including a payment equal to the excess, if any, of the fair market value of the shares as of the closing date of such corporate transaction over any exercise or purchase price payable by the holder (which payment may be delayed to the same extent that payment of consideration to the holders of Complete Solaria common stock in connection with the transaction is delayed as a result of any escrow, holdback, earnout or similar contingencies). The plan administrator is not obligated to treat all stock awards or portions thereof in the same manner, and the plan administrator may take different actions with respect to the vested and unvested portions of a stock award.

Under the 2022 Plan, a significant corporate transaction is generally the consummation of (1) a transfer of all or substantially all of Complete Solaria’s assets, (2) the consummation of a transaction, or series of related transactions, in which any person becomes the beneficial owners of more than 50% of Complete Solaria’s then-outstanding capital stock, or (3) a merger, consolidation or other capital reorganization or business combination transaction of Complete Solaria with our into another corporation, entity or person .

Transferability. A participant generally may not transfer stock awards under the 2022 Plan other than by will, the laws of descent and distribution or as otherwise provided under the 2022 Plan.

Amendment and Termination. Complete Solaria’s board of directors has the authority to amend, suspend or terminate the 2022 Plan, provided that, with certain exceptions, such action does not impair the existing rights of any participant without such participant’s written consent. Certain material amendments also require the approval of Complete Solaria’s stockholders. Unless terminated sooner by Complete Solaria’s board of directors, the 2022 Plan will automatically terminate in October, 2032. No stock awards may be granted under the 2022 Plan while it is suspended or terminated.

Complete Solar 2011 Stock Plan

Complete Solar’s board of directors adopted the 2011 Plan in January 2011 and was amended from to time by Complete Solar’s board of directors and its stockholders. The 2011 Plan was terminated in November, 2021 in connection with Complete Solaria’s adoption of the 2022 Plan, and no new awards may be granted under it. The 2011 Plan was assumed by Complete Solaria in connection with the Required Transaction. Outstanding awards granted under the 2011 Plan remain outstanding, subject to the terms of the 2011 Plan and award agreements, until such outstanding options are exercised or terminate or expire by their terms. As of December 31, 2022, options to purchase 3,542,418 shares of Complete Solaria’s common stock were outstanding under the 2011 Plan.

Plan Administration. Complete Solaria’s board of directors or a duly authorized committee of the board of directors administers the 2011 Plan and the awards granted under it.

Capitalization Adjustments. In the event that any change is made in, or other events occur with respect to, our common stock subject to the 2011 Plan or any stock award, such as certain mergers, consolidations, reorganizations, recapitalizations, dividends, stock splits, or other similar transactions, appropriate adjustments will be made to the classes, number of shares subject to, and price per share and repurchase price, if applicable, of any outstanding stock awards.

Corporate Transactions. In the event of a sale of all or substantially all of our assets or our merger, consolidation or other capital reorganization or business combination transaction with or into another corporation, entity or person, our 2011 Plan provides that any surviving or acquiring corporation (or parent thereof) may assume or substitute such outstanding awards and any reacquisition or repurchase rights may be assigned to such surviving or acquiring corporation (or parent thereof), or such awards may be terminated in exchange for a payment of cash, securities and/or other property equal to the excess of the fair market value of the portion of the stock subject to such awards vested and exercisable as of immediately prior to the consummation of such corporate transaction. If the surviving or acquiring corporation (or parent thereof) does not assume or substitute outstanding awards in the corporate transaction, or exchange such awards for a payment, then each such outstanding award shall terminate upon consummation of the corporate transaction.

Change in Control. In the event of a change in control (as defined in the 2011 Plan), a stock award may be subject to additional acceleration of vesting and exercisability upon or after a change in control, as may be provided in the stock award agreement or in any other written agreement between us and a participant. In the absence of such a provision, no such acceleration will occur.

Amendment of Awards. The plan administrator has the authority to modify outstanding stock awards under our 2011 Plan; provided that no such amendment or modification may impair the rights of any participant with respect to awards granted prior to such action without such participant’s written consent.

Solaria 2016 Stock Plan

Solaria’s board of directors adopted, and Solaria’s stockholders approved, the 2016 Plan, in May 2016 and July 2016, respectively. Complete Solaria assumed the 2016 Plan in connection with the Required Transaction. The 2016 Plan was terminated in November 2022 in connection with the Required Transaction, and no new awards may be granted under it. Outstanding awards granted under the 2016 Plan remain outstanding, subject to the terms of the 2016 Plan and award agreements, until such outstanding options are exercised or terminate or expire by their terms. As of December 31, 2022, options to purchase 34,212 shares of Complete Solaria’s common stock were outstanding under the 2016 Plan.

Plan Administration. Complete Solaria’s board of directors or a duly authorized committee administers the 2016 Plan and the awards granted under it.

Capitalization Adjustments. In the event that any change is made in, or other events occur with respect to, Complete Solaria’s common stock subject to the 2016 Plan or any stock award, such as certain mergers, consolidations, reorganizations, recapitalizations, dividends, stock splits, or other similar transactions, appropriate adjustments will be made to the classes, number of shares subject to, and the price per share, if applicable, of any outstanding stock awards.

Change in Control. In the event of a Change in Control (as defined in the 2016 Plan), our 2016 Plan provides that unless otherwise provided in a written agreement between us and any participant or unless otherwise expressly provided by the board of directors at the time of grant of an award, any surviving or acquiring corporation (or parent thereof) may assume, continue or substitute such outstanding awards and any reacquisition or repurchase rights may be assigned to such surviving or acquiring corporation (or parent thereof). If the surviving or acquiring corporation (or parent thereof) does not assume, continue or substitute outstanding awards in the corporate transaction, then the board of directors may provide for the accelerated vesting (in whole or in part) of any or all awards or may cancel any award for such consideration, if any, as the board of directors may consider appropriate.

Amendment of Awards. The plan administrator has the authority to modify outstanding stock awards under our 2016 Plan; provided that no such amendment or modification may impair the rights of any participant with respect to awards granted prior to such action without such participant’s written consent.

Solaria 2006 Stock Plan

Solaria’s board of directors adopted, and Solaria’s stockholders approved, the 2006 Plan, in February 2006 and August 2006, respectively, and it was amended and restated from to time by Solaria’s board of directors and its stockholders. The 2006 Plan was terminated in February 2016 in connection with Solaria’s adoption of the 2016 Plan, and no new awards may be granted under it. Complete Solaria assumed the outstanding awards granted pursuant to the 2006 Plan in connection with the Required Transaction. Outstanding awards granted under the 2006 Plan remain outstanding, subject to the terms of the 2006 Plan and award agreements, until such outstanding options are exercised or terminate or expire by their terms. As of December 31, 2022, options to purchase 34,212 shares of Complete Solaria’s common stock were outstanding under the 2006 Plan.

Plan Administration. Complete Solaria’s board of directors or a duly authorized committee administers the 2006 Plan and the awards granted under it.

Capitalization Adjustments. In the event that any change is made in, or other events occur with respect to, our common stock subject to the 2006 Plan or any stock award, such as certain mergers, consolidations, reorganizations, recapitalizations, dividends, stock splits, or other similar transactions affecting the shares subject to the 2006 Plan, appropriate adjustments will be made to the class and number of shares subject to, and the price per share, if applicable, of any outstanding stock awards.

Change in Control. In the event of a change in control (as defined in the 2006 Plan), our 2006 Plan provides that any successor corporation (or parent thereof) will assume or substitute such outstanding awards and any reacquisition or repurchase rights may be assigned to such surviving or acquiring corporation (or parent thereof). If the surviving or acquiring corporation (or parent thereof) does not assume or substitute outstanding awards in the corporate transaction, then the vesting of outstanding awards held by participants will accelerate in full and any repurchase rights held by us with respect to such awards will lapse, contingent upon the effectiveness of such transaction. Notwithstanding the foregoing, to the extent that stock awards will terminate if not exercised prior to the effective time of a corporate transaction, our board may provide that such awards will be canceled for a payment equal to the excess, if any, of the value of the property the holder would have received upon exercise of such award over any exercise price payable.

In addition, with respect to awards (and, if applicable, shares of restricted stock acquired pursuant to such awards) granted to non-employee directors that are assumed or substituted for, if on or following the date of such assumption or substitution such individual’s status as a director is involuntarily terminated, such individual shall fully vest in and have the right to exercise awards as to all of the shares subject thereto.

Also, with respect to awards (and, if applicable, shares of restricted stock acquired pursuant to such awards) granted to participants that are assumed or substituted for, if either (x) such participant remains continuously employed by us or our successor through the one-year anniversary of such change in control or (y) such participant’s employment is involuntarily terminated without cause (as such term is defined in the 2006 Plan), or such participant’s duties are material diminished, in either case at any time prior to the one-year anniversary of such change in control, such individual will vest into such awards on an accelerated basis as if such individual had provided an additional 12 months of continuous service, such individual shall fully vest in and have the right to exercise awards as to all of the shares subject thereto.

Amendment of Awards. The plan administrator has the authority to modify outstanding stock awards under our 2006 Plan; provided that no such amendment or modification may impair the rights of any participant with respect to awards granted prior to such action without such participant’s written consent.

Health and Welfare Benefits

Complete Solaria provides benefits to its named executive officers on the same basis as provided to all of its employees, including health, dental and vision insurance; life and disability insurance; and a tax-qualified Section 401(k) plan. Complete Solaria does not maintain any executive-specific benefit or perquisite programs.

Rule 10b5-1 Sales Plans

Complete Solaria’s directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The director or executive officer may amend a Rule 10b5-1 plan in some circumstances and may terminate a plan at any time. Complete Solaria’s directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with the terms of our insider trading policy.

Emerging Growth Company Status

Complete Solaria is an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company it is exempt from certain requirements related to executive compensation, including the requirements to hold a nonbinding advisory vote on executive compensation and to provide information relating to the ratio of total compensation of its chief executive officer to the median of the annual total compensation of all of its employees, each as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of shares of our common stock as of January 31, 2024 by:

●	each person known to be the beneficial owner of more than 5% of the outstanding shares of common stock;

●	each executive officer and director; and

●	all executive officers and directors of Complete Solaria as a group.

The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or investment power over such security. A stockholder is also deemed to be, as of any date, the beneficial owner of all securities that such stockholder has the right to acquire within 60 days after that date through (a) the exercise of any option, warrant or right, (b) the conversion of a security, (c) the power to revoke a trust, discretionary account or similar arrangement, or (d) the automatic termination of a trust, discretionary account or similar arrangement. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, ordinary shares subject to options or other rights (as set forth above) held by that person that are currently exercisable, or will become exercisable within 60 days, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G or 13D filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. Applicable percentages are based on 45,290,553 shares of common stock outstanding as of January 31, 2024, adjusted as required by rules promulgated by the SEC.

		Percentage of
		Common
Name and Address of Beneficial Owner(1)	Number of Shares	Stock Outstanding
5% or Greater Stockholders:
Ecosystem Integrity Fund II, L.P.(2)	8,399,653	17.6
Thurman J. (T.J.) Rodgers(3)	7,082,187	15.4
Entities affiliated with Edward Zeng(4)	5,523,612	11.3
Entities affiliated with Park West Asset Management LLC(5)	3,518,624	7.7
Entities affiliated with Polar Asset Management Partners Inc.(6)	4,113,506	9.1
Entities Affiliated with Meteora(7)	4,300,000	9.5
Executive Officers and Directors:
William J. Anderson(8)	1,651,297	3.6
Antonio R. Alvarez(9)	235,804	*
Thurman J. (T.J.) Rodgers(3)	7,082,187	15.4
Devin Whatley(2)	8,339,653	17.6
Tidjane Thiam(10)	3,733,573	7.9
Adam Gishen(11)	908,284	2.0
Brian Wuebbels(12)	44,291	*
Ronald Pasek	—	—
Chris Lundell	—	—
All current directors and executive officers as a group (12 persons)	21,074,431	46.5

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the directors and executive officers of the Company is c/o Complete Solaria, Inc., 45700 Northport Loop East, Fremont, CA 94538.

(2)	Includes (i) 5,832,054 shares held by Ecosystem Integrity Fund II, L.P. of which Mr. Devin Whatley is the managing member of the general partner, (ii) 198,346 shares held by EIF CS SPV LLC and (iii) 2,369,253 shares issuable pursuant to Complete Solaria Warrants exercisable within 60 days of the Closing Date. The business address of each of Ecosystem Integrity Fund II, L.P., EIF CS SPV LLC and Mr. Whatley is 20 Richelle Court, Lafayette, California 94549.

(3)	Includes (i) 485,562 shares held by Rodgers Capital, LLC, (ii) 8,842 shares held by Thurman Rodgers, (iii) 5,863,367 shares held by Rodgers Massey Revocable Living Trust and (iv) 724,416 shares issuable pursuant to Complete Solaria Warrants exercisable within 60 days of the Closing Date.

(4)	Represents shares held by NextG Tech Limited, an affiliate of Edward Zeng, a director of FACT until the Closing of the Business Combination. Includes (i) 1,909,140 shares of common stock and (ii) 3,614,472 shares issuable pursuant to Complete Solaria Warrants exercisable within 60 days of the Closing Date.

(5)	Represents shares held by Park West Asset Management LLC, Park West Investors Master Fund, Limited, Park West Partners International, Limited and Peter S. Park. Park West Asset Management LLC is the investment manager to Park West Investors Master Fund, Limited and Park West Partners International, Limited, and Peter S. Park, through one or more affiliated entities, is the controlling manager of Park West Asset Management LLC. The principal business address is c/o Park West Asset Management LLC, 1 Letterman Drive, Building C, Suite C5-900, San Francisco, CA 94129.

(6)	Represents shares held by Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”). PMSMF is under management by Polar Asset Management Partners Inc. (“PAMPI”). PAMPI serves as investment advisor of the Polar Fund and has control and discretion over the shares held by the Polar Fund. As such, PAMPI may be deemed the beneficial owner of the shares held by the Polar Fund. PAMPI disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest therein. The ultimate natural persons who have voting and dispositive power over the shares held by the Polar Fund are Paul Sabourin and Abdalla Ruken, Co-Chief Investment Officers of PAMPI. The address for Polar Asset Management Partners Inc. is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(7)	Represents shares held by Meteora Capital, LLC, a Delaware limited liability company (“Meteora”) and Mr. Vik Mittal (“Mr. Mittal”), with respect to the shares of common stock held by certain funds and managed accounts to which Meteora Capital serves as investment manager (collectively, the “Meteora Funds”). Mr. Mittal serves as the Managing Member of Meteora Capital. The address of the business office of each of the Meteora and Mr. Mittal is 840 Park Drive East, Boca Raton, FL 33444.

(8)	Includes (i) 453,386 shares of common stock, (ii) 1,056,094 shares issuable pursuant to stock options exercisable within 60 days of the Closing Date and (iii) 141,817 shares issuable pursuant to Complete Solaria Warrants exercisable within 60 days of the Closing Date.
(9)	Includes 235,804 shares issuable pursuant to stock options exercisable within 60 days of the Closing Date.

(10)	Includes (i) 1,656,348 shares of common stock and (ii) 2,077,225 shares issuable pursuant to Complete Solaria Warrants exercisable within 60 days of the Closing Date.

(11)	Includes (i) 390,796 shares of common stock and (ii) 517,488 shares issuable pursuant to Complete Solaria Warrants exercisable within 60 days of the Closing Date.

(12)	Includes 44,291 shares issuable pursuant to stock options exercisable within 60 days of the Closing Date.

FACT Related Party Transactions

Private Placement Warrants

On March 2, 2021, simultaneously with the closing of the IPO, FACT completed the private sale of an aggregate of 6,266,667 FACT Private Placement Warrants to the Sponsor at a purchase price of $1.50 per FACT Private Placement Warrant, generating gross proceeds to FACT of $9.4 million.

Each FACT Private Placement Warrant is exercisable for one whole share of Complete Solaria Common Stock at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the sale of the private placement warrants to the Sponsor was added to the proceeds from the IPO held in the Trust Account. The FACT Private Placement Warrants are non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, FACT entered into a Sponsor Support Agreement with the Sponsor, the parties thereto, including the FACT Initial Shareholders (together, the “Sponsor Signatories”, and Complete Solaria, pursuant to which the Sponsor Signatories agreed to, among other things:

●	vote in favor of the Business Combination Agreement and the transactions contemplated thereby;

●	not redeem their FACT Ordinary Shares;

●	from the Closing, at each of the first three annual meetings of the stockholders of Complete Solaria vote all of their shares of Complete Solaria Common Stock in favor of Mr. Thiam for election to the board of directors of Complete Solaria; and

●	be bound by certain other agreements and covenants related to the Business Combination, including vesting and forfeiture restrictions with respect to certain shares held by the Sponsor.

The Sponsor Support Agreement was entered into as an inducement for FACT and Complete Solaria to enter into the Business Combination Agreement, and consideration was not provided to the Sponsor Signatories in exchange for entering into the Sponsor Support Agreement.

Lock-Up Agreement

At Closing, Complete Solaria, the Sponsor, the Sponsor Key Holders (as defined in the Lock-Up Agreement) and Complete Solaria Key Holders (as defined in the Lock-Up Agreement), entered into the Lock-Up Agreement.

The Lock-Up Agreement contains certain restrictions on transfer with respect to securities of Complete Solaria held by the Sponsor, Sponsor Key Holders and Complete Solaria Key Holders immediately following the Closing (including shares of Complete Solaria Common Stock, Complete Solaria Private Warrants and any shares of Complete Solaria Common Stock issuable upon the exercise, conversion or settlement of derivative securities and promissory notes). Such restrictions began at the Closing and end on the earlier of (x) the twelve month anniversary of the Closing and (y) the date on which the volume weighted average price of Complete Solaria Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any twenty trading days within any thirty consecutive trading day period beginning after the date that is 180 calendar days after the Closing and ending 365 calendar days following the Closing.

In connection with working capital lending arrangements between the Sponsor and third-party investors, certain restrictions on transfer on the Class B Ordinary Shares (or shares into which such Class B Ordinary Shares convert), solely to be transferred by the Sponsor to such investors, were or shall be reduced to the three month anniversary of the Closing.

Advisory Fees to China Bridge Capital

In May 2021, FACT entered into an agreement with CBC, an affiliate of Edward Zeng, who is a member of the FACT board of directors, pursuant to which CBC agreed to provide advisory and investment banking services to FACT in connection with a potential business combination. Under amendment subsequent agreement, dated June 3, 2022, which supersedes the previous agreement among the parties, FACT agreed to pay CBC a customary advisory fee that would be negotiated at the time of the business combination. Mr. Gishen, on behalf of FACT, Mr. Zeng, in his capacity as a representative of CBC, are holding ongoing negotiations regarding the amount of the advisory fee payable to CBC under its June 2022 letter agreement with FACT. Prior the execution of the Original Business Combination Agreement, the FACT Special Committee and FACT Board approved a potential fee arrangement between FACT and CBC. The June 2022 agreement between FACT and CBC may be terminated by FACT or CBC at any time, with or without cause.

Related Party Loans

In order to finance transaction costs in connection with an intended business combination, the Sponsor, and certain of FACT’s officers and directors, loaned FACT funds (“Working Capital Loans”). After the closing of the business combination, FACT repaid the Working Capital Loans. After giving effect to the April 2022 FACT Note, June 2022 FACT Note and December 2022 FACT Note described below, up to $1.325 million of additional Working Capital Loans were convertible into Private Placement Warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants are identical to the Private Placement Warrants. As of December 31, 2021 and 2020, FACT had no borrowings under the Working Capital Loans.

On April 1, 2022, FACT issued the April 2022 FACT Note. The proceeds of the April 2022 FACT Note, which was drawn down from time to time until FACT consummated the initial business combination, were used for general working capital purposes. The April 2022 FACT Note bore no interest and was payable in full upon the earlier to occur of (i) 24 months from the closing of the IPO (or such later date as may be extended in accordance with the terms of our amended and restated memorandum and articles of association) or (ii) the closing of the business combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action would have been deemed an event of default, in which case the April 2022 FACT Note may have been accelerated. Prior to FACT’s first payment of all or any portion of the principal balance of the April 2022 FACT Note in cash, the Sponsor had the option to convert all, but not less than all, of the principal balance of the April 2022 FACT Note into Working Capital Warrants, each warrant exercisable for one ordinary share of FACT at an exercise price of $1.50 per share. The terms of the Working Capital Warrants are identical to the warrants issued by FACT to the Sponsor in a private placement that was consummated in connection with the IPO. The Sponsor is entitled to certain registration rights relating to the Working Capital Warrants. The issuance of the April 2022 FACT Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On June 6, 2022, FACT issued the June 2022 FACT Note. The proceeds of the June 2022 FACT Note, which was drawn down from time to time until FACT consummated the initial business combination, were used for general working capital purposes. The June 2022 FACT Note bore no interest and is payable in full upon the earlier to occur of (i) 24 months from the closing of the IPO (or such later date as may be extended in accordance with the terms of our amended and restated memorandum and articles of association) or (ii) the closing of the business combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action would have been deemed an event of default, in which case the June 2022 FACT Note would have been accelerated. Prior to FACT’s first payment of all or any portion of the principal balance of the June 2022 FACT Note in cash, the Sponsor had the option to convert all, but not less than all, of the principal balance of the June 2022 FACT Note into Working Capital Warrants, each warrant exercisable for one ordinary share of FACT at an exercise price of $1.50 per share. The terms of the Working Capital Warrants were identical to the warrants issued by FACT to the Sponsor in a private placement that was consummated in connection with the IPO. The Sponsor is entitled to certain registration rights relating to the Working Capital Warrants. The issuance of the June 2022 FACT Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On December 14, 2022, FACT issued the December 2022 FACT Note. The proceeds of the December 2022 FACT Note, which were drawn down from time to time until FACT consummated the initial business combination, were used for general working capital purposes. The December 2022 FACT Note bore no interest and was payable in full upon the earlier to occur of (i) 24 months from the closing of our IPO (or such later date as may be extended in accordance with the terms of our Articles of Association) or (ii) the closing of the business combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action would have been deemed an event of default, in which case the December 2022 FACT Note may have been accelerated. Prior to FACT’s first payment of all or any portion of the principal balance of the December 2022 FACT Note in cash, the payees thereunder had the option to convert all, but not less than all, of the principal balance of the December 2022 FACT Note into Working Capital Warrants, each warrant exercisable for one ordinary share of FACT at an exercise price of $1.50 per share. The terms of the Working Capital Warrants are identical to the warrants issued by FACT to the Sponsor in a private placement that was consummated in connection with the IPO. The payees under the December 2022 FACT Note are entitled to certain registration rights relating to the Working Capital Warrants. The issuance of the December 2022 FACT Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On February 28, 2023, FACT issued the February 2023 FACT Note. The proceeds of the February 2023 FACT Note, $1,600,000 of which was drawn down on or about the date thereof, $400,000 of which was drawn down, in accordance with the schedule set forth therein when FACT chose to extend the date by which it would consummate the initial business combination beyond June 2, 2023, and $100,000 of which was drawn down on an as-needed basis with the mutual consent of FACT and the Sponsor, was used for general working capital purposes. The February 2023 FACT Note bore no interest and was payable in full upon the consummation of a business combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action would have been deemed an event of default, in which case the February 2023 FACT Note may have been accelerated. The issuance of the February 2023 FACT Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On May 31, 2023, FACT issued the May 2023 FACT Note. The proceeds of the May 2023 FACT Note were used for general working capital purposes. The May 2023 FACT Note bore no interest and was payable in full upon the consummation of a business combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action would have been deemed an event of default, in which case the May 2023 FACT Note may have been accelerated. The issuance of the May 2023 FACT Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Administrative Support Service

Commencing on the date of the IPO, FACT agreed to pay the Sponsor up to $10,000 per month for office space and administrative support services. These were paid on a monthly basis via invoices, and there was no amount due under the Administrative Services Agreement as of December 31, 2021. For the years ended December 31, 2021 and 2022, FACT paid the Sponsor $2,114 and $0, respectively, in expenses in connection with such services.

Complete Solaria Related Party Transactions

Complete Solaria 2022 Note Financing

Beginning on October 3, 2022, Complete Solar entered into the Complete Solaria Subscription Agreements with certain investors pursuant to which such investors purchased the 2022 Convertible Notes. In addition, the Rodgers Massey Revocable Living Trust purchased a convertible note from Complete Solaria in an amount equal to approximately $6.7 million (the “RMRLT Rollover Note”), in consideration for Rodgers Massey Revocable Living Trust’s former investment in Solaria, which were assumed and cancelled by Complete Solaria. The RMRLT Rollover Note and the 2022 Convertible Notes accrue interest at a rate of 5% per annum. Immediately prior to the Closing, the RMRLT Rollover Note and the 2022 Convertible Notes converted into that number of shares of common stock of Complete Solaria equal to (x) the principal amount together with all accrued interest of the 2022 Notes divided by 0.75, divided by (y) the price of a share of common stock of Complete Solaria used to determine the conversion ratio in the Business Combination Agreement. In addition, the Sponsor transferred to the holders of 2022 Convertible Notes a pro rata percentage of (i) 666,667 Founder Shares and (ii) 484,380 Private Placement Warrants held by the Sponsor.

The following table summarizes the RMRLT Rollover Note and the 2022 Convertible Notes with related persons.

Name	Purchase Amount	Number of Shares		Private Placement Warrants
Rodgers Massey Revocable Living Trust(1)	$6,723,179	1,039,988	(6)	81,468
Rodgers Massey Revocable Living Trust(1)	$4,000,000	616,482	(7)	48,470
Rodgers Massey Revocable Living Trust(1)	$3,500,000	543,449	(8)	42,411
Rodgers Massey Revocable Living Trust(1)	$3,500,000	528,490	(9)	42,411
Edward Zeng(2).	$2,400,000	372,237	(10)	29,081
Tidjane Thiam(3)	$1,000,000	155,270	(11)	12,177
NextG Tech Limited(4)	$900,000	135,897	(12)	10,905
Adam Gishen(5)	$100,000	15,526	(13)	1,211

(1)	Thurman J. “TJ” Rodgers is a member of Complete Solaria’s board of directors, and trustee of the Rodgers Massey Revocable Living Trust. The Rodgers Massey Revocable Living Trust is a 5% holder of Complete Solaria’s capital Stock.

(2)	Edward Zeng was a director of FACT until the Closing of the Business Combination.

(3)	Tidjane Thiam was the Executive Chairman of FACT until the Closing of the Business Combination and is a director of Complete Solaria.

(4)	NextG is an affiliate of Edward Zeng, a former director of FACT.

(5)	Adam Gishen was the Chief Executive Officer of FACT and is a director of Complete Solaria.

(6)	Includes 927,860 shares of Complete Solaria common stock and 112,128 Founder Shares.

(7)	Includes 549,771 shares of Complete Solaria common stock and 66,711 Founder Shares.

(8)	Includes 485,077 shares of Complete Solaria common stock and 58,372 Founder Shares.

(9)	Includes 470,118 shares of Complete Solaria common stock and 58,372 Founder Shares.

(10)	Includes 332,211 shares of Complete Solaria common stock and 40,026 Founder Shares.

(11)	Includes 138,593 shares of Complete Solaria common stock and 16,677 Founder Shares.

(12)	Includes 120,887 shares of Complete Solaria common stock and 15,010 Founder Shares.

(13)	Includes 13,859 shares of Complete Solaria common stock and 1,667 Founder Shares.

In addition, holders of 2022 Convertible Notes are entitled to receive, on a pro rata basis, up to an additional (i) 333,333 shares of Complete Solaria Common Stock, at a purchase price of $0.0001 per share, if within the first 12 months following the Closing Date, the volume weighted average price of Complete Solaria Common Stock equals or exceeds $12.50 per share for a period of at least 20 days out of 30 consecutive days on which the shares of Complete Solaria Common Stock are traded on a stock exchange, and (ii) 333,333 shares of Complete Solaria Common Stock, at a purchase price of $0.0001 per share, if within the first 12 months following the Closing Date, the volume weighted average price of Complete Solaria Common Stock equals or exceeds $15.00 per share for a period of at least 20 days out of 30 consecutive days on which the shares of Complete Solaria Common Stock are traded on a stock exchange,

Stockholder Support Agreement

On October 3, 2022, FACT, Complete Solar and certain stockholders of Complete Solar, entered into the Complete Solar Stockholder Support Agreement, whereby each of the parties thereto agreed to, among other things, vote to adopt and approve, upon the effectiveness of the Registration Statement, the Business Combination and all other documents and transactions contemplated thereby. Additionally, certain stockholders of Complete Solar agreed, among other things, to effect the Complete Solar Preferred Conversion, not to transfer any of their shares of Complete Solar common stock and Complete Solar preferred stock (or enter into any arrangement with respect thereto), subject to certain customary exceptions, or enter into any voting arrangement that is inconsistent with the Complete Solar Stockholder Support Agreement.

Complete Solar and Solaria Merger

On October 3, 2022, Complete Solar and Solaria entered into a Required Transaction Merger Agreement to form Complete Solaria. Pursuant to the Required Transaction Merger Agreement, Solaria was acquired by Complete Solar Holding Corporation and Complete Solar Midco, LLC, by means of a statutory merger of Complete Solar Merger Sub, Inc., with and into Solaria, pursuant to which Solaria would survive and become a wholly-owned subsidiary of Complete Solar Midco, LLC an indirect wholly-owned Subsidiary of Complete Solar Holding Corporation.

As a result of the Required Transaction, certain stockholders of Complete Solar who were formerly holders of securities of Solaria have a right to appoint Antonio R. Alvarez, Thurman J. Rodgers and Steven J. Gomo to the Board of Directors of Complete Solaria. Thurman J. Rodgers is trustee of the Rodgers Massey Revocable Living Trust, which is a 5% holder of Complete Solaria Capital Stock. Further, Vikas Desai and Arnaud Lepert were offered employment with Complete Solaria. Equity and other compensation, termination, change in control and other arrangements for these individuals are described in the section titled “Executive and Director Compensation.”

As a result of the Required Transaction, the following Solaria security holders, entities affiliated with Park West Asset Management LLC; Rodgers Massey Revocable Living Trust; South Lake One, LLC; and Eastern Win Development Holdings Limited, received equity consideration such that each currently holds more than 5% of Complete Solaria’s outstanding capital stock.

As a result of the Required Transaction, the following Complete Solar stockholders, Ecosystem Integrity Fund II, L.P. and The Libra Foundation, each holds more than 5% of Complete Solaria’s outstanding capital stock.

Complete Solar Preferred Stock Financings

From March 2022 through April 2022, Complete Solar issued and sold an aggregate of 2,660,797 shares of its Series D-1 Preferred Stock for a cash purchase price of $4.9733 per share, 62,498 shares of its Series D-2 Preferred Stock for a cash purchase price of $1.8650 per share, and 48,256 shares of its Series D-3 Preferred Stock for a cash purchase price of $1.5542 per share (together, the “Complete Solar Series D Preferred Stock”), for aggregate gross proceeds of $13.4 million. Each share of Complete Solar’s Series D Preferred Stock was cancelled in exchange for the right to receive shares of the Complete Solaria’s Common Stock upon the Closing.

In January 2020, Complete Solar issued and sold an aggregate of 2,800,283 shares of its Series C-1 Preferred Stock for a cash purchase price of $2.6497 per share for aggregate gross proceeds of $7.4 million (the “Complete Solar Series C Preferred Stock”). Each share of Complete Solar’s Series C-1 Preferred Stock was cancelled in exchange for the right to receive shares of the Complete Solaria’s Common Stock upon the Closing.

The following table summarizes the participation in the foregoing transactions by Complete Solaria’s directors, executive officers, and holders of more than 5% of any class of Complete Solaria’s capital stock as of the date of such transactions:

Complete Solar Preferred Stock Transactions

	Shares of	Shares of
	Series C-1	Series D-1	Aggregate
Name of Stockholder	Preferred Stock	Preferred Stock	Purchase Price
The Libra Foundation(1)	1,301,791	158,448	$3,947,507
Ecosystem Integrity Fund II, L.P.(2)	628,524	672,280	$4,675,791

(1)	The Libra Foundation is a 5% holder of Complete Solaria capital stock.

(2)	Ecosystem Integrity Fund II, L.P. is a 5% holder of Complete Solaria capital stock.

Solaria Preferred Stock Financings

From June 2019 through July 2020, Solaria issued and sold an aggregate of 5,367,134 shares of its Series E-1 Preferred Stock for a cash purchase price of $9.17 per share (the “Solaria Series E Preferred Stock”), for aggregate gross proceeds of $47.5 million. Shares of Solaria’s Series E Preferred Stock were exchanged for shares in Complete Solaria pursuant to the terms of the Required Transaction.

Solaria Preferred Stock Transactions

	Shares of Series E-1	Aggregate
Name of Stockholder	Preferred Stock	Purchase Price
Rodgers Massey Revocable Living Trust(1)	2,363,776	$20,000,000

(1)	Rodgers Massey Revocable Living Trust is a 5% holder of Complete Solaria capital stock.

Simple Agreements For Future Equity

Solaria previously entered into certain Simple Agreements for Future Equity (“SAFEs”) to raise funding. In connection with the Required Transaction, the outstanding Solaria SAFEs were assumed by and assigned to Complete Solaria and converted into Complete Solaria stock. The SAFE dated December 24, 2020 and amended February 23, 2021, by and between Solaria and Rodgers Massey Revocable Living Trust, for a purchase amount of $2,000,000, converted to 453,981 shares of Complete Solaria stock at a price per share of $4.405464. The SAFE dated March 3, 2022 and amended March 11, 2022, by and between Solaria and Rodgers Massey Revocable Living Trust, for a purchase amount of $2,000,000, converted to 453,981 shares of Complete Solaria stock at a price per share of $4.405464. Thurman J. “TJ” Rodgers is a member of Complete Solaria’s board of directors, and trustee of the Rodgers Massey Revocable Living Trust. The Rodgers Massey Revocable Living Trust is a 5% holder of Complete Solaria’s capital Stock. The SAFE dated March 12, 2021, by and between Solaria and entities affiliated with Park West Asset Management LLC, for a total purchase amount of $17,500,000. Park West Investors Master Fund, Limited invested $15,500,000, which converted into 3,518,358 shares Complete Solaria stock at a price per share of $4.405464. Park West Partners International, Limited invested $2,000,000, which converted into 453,981 shares of Complete Solaria stock at a price per share of $4.405464. The entities affiliated with Park West Asset Management LLC are a 5% holder of Complete Solaria’s capital Stock Warrants

Complete Solaria issued warrants to purchase shares of its capital stock to certain holders of 5% of its capital stock. The following table summarizes the participation in the foregoing transactions by Complete Solaria’s holders of more than 5% of any class of Complete Solaria’s capital stock as of the date of such transactions:

		Series C
	Common Stock	Preferred Stock
Name of Stockholder	Warrants	Warrants
The Libra Foundation(1)	358,341	—
Ecosystem Integrity Fund II, L.P.(2)	—	1,000,000

(1)	The Libra Foundation is a 5% holder of Complete Solaria capital stock.

(2)	Ecosystem Integrity Fund II, L.P. is a 5% holder of Complete Solaria capital stock.

Assignment Agreement

On October 5, 2023, Complete Solaria entered into an assignment and acceptance agreement (the “Assignment Agreement”) with Rodgers Massey Revocable Living Trust and other parties. Pursuant to the terms of the Assignment Agreement, among other things, Rodgers Massey Revocable Living Trust assumed $1,500,000 of the aggregate $5,000,000 in revolving loans outstanding for Complete Solaria under that certain Loan Agreement. Thurman J. “TJ” Rodgers is the Executive Chairman of Complete Solaria’s board of directors, and trustee of the Rodgers Massey Revocable Living Trust. The Rodgers Massey Revocable Living Trust is a 5% holder of Complete Solaria’s capital Stock.

Common Stock Purchase Agreements

On December 18, 2023, the Company entered into separate common stock purchase agreements (the “Purchase Agreements”) with the Rodgers Massey Freedom and Free Markets Charitable Trust and the Rodgers Massey Revocable Living Trust (each a “Purchaser”, and together, the “Purchasers”). Pursuant to the terms of the Purchase Agreements, each Purchaser purchased 1,838,235 shares of common stock of the Company, par value $0.0001, (the “Shares”), at a price per share of $1.36, representing an aggregate purchase price of $4,999,999.20. The Purchasers paid for the Shares in cash. Thurman J. “TJ” Rodgers is the Executive Chairman of Complete Solaria’s board of directors and is a trustee of the Rodgers Massey Freedom and Free Markets Charitable Trust and the Rodgers Massey Revocable Living Trust. Rodgers Massey Revocable Living Trust is a 5% holder of Complete Solaria’s capital Stock.

Employment Arrangements

Complete Solaria has entered into employment agreements with certain of its executive officers. For more information regarding these agreements with Complete Solaria’s named executive officers, see the section titled “Executive and Director Compensation—Employment Arrangements with Named Executive Officers.”

Stock Option Grants to Directors and Executive Officers

Complete Solaria has granted stock options to certain of its directors and executive officers. For more information regarding the stock options and stock awards granted to Complete Solaria’s directors and named executive officers, see the section titled “Executive and Director Compensation.”

Indemnification Agreements

Complete Solaria entered into new indemnification agreements with the directors and officers of New Complete Solaria following the Business Combination.

Complete Solaria’s certificate of incorporation contains provisions limiting the liability of directors, and Complete Solaria’s amended and restated bylaws provide that Complete Solaria will indemnify each of its directors and officers to the fullest extent permitted under Delaware law. Complete Solaria’s amended and restated certificate of incorporation and amended and restated bylaws also provide the Complete Solaria’s Board with discretion to indemnify Complete Solaria’s employees and other agents when determined appropriate by Complete Solaria’s Board.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Person Transactions

The Complete Solaria Board adopted a written related person transactions policy that sets forth Complete Solaria’s policies and procedures regarding the identification, review, consideration and oversight of “related person transactions.” For purposes of the Complete Solaria policy only, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Complete Solaria or any of its subsidiaries are participants involving an amount that exceeds $120,000, including purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness and guarantees of indebtedness, subject to certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act.

Under the policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class Complete Solaria’s voting securities, an officer with knowledge of a proposed transaction, must present information regarding the proposed related person transaction to the Complete Solaria’s audit committee (or, where review by the Complete Solaria’s audit committee would be inappropriate, to another independent body of the Board) for review. To identify related person transactions in advance, the Complete Solaria will rely on information supplied by Complete Solaria’s executive officers, directors and certain significant stockholders. In considering a related person transaction, Complete Solaria’s audit committee will take into account the relevant available facts and circumstances, which may include, but are not limited to:

●	the risks, costs, and benefits to Complete Solaria;

●	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

●	the extent of the related person’s interest in the transaction;

●	the purpose and terms of the transaction;

●	management’s recommendation with respect to the proposed related person transaction;

●	the availability of other sources for comparable services or products; and

●	whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction.

Complete Solaria’s audit committee will approve only those transactions that it determines are fair to us and in Complete Solaria’s best interests. All of the transactions described above were entered into prior to the adoption of such policy.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed for professional audit services and other services rendered by our current auditor, Deloitte & Touche LLP, and our former auditor, Marcum LLP for fiscal year 2023 and by our former auditor, Marcum LLP for fiscal year 2022. All of the services described in the following fee table were approved by the Audit Committee.

	Fiscal Years Ended
	December 31, 2023	December 31, 2022
	(In thousands)
Audit Fees(1)	$1,440	$144
Audit-Related Fees(2)	400	–
Tax Fees(3)	147	–
All Other Fees(4)	–	–
Total Fees	$1,987	$144

(1)	Audit Fees - This category includes the audit of our annual financial statements, the audit of our internal control over financial reporting, the review of our financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by the independent registered public accounting firm in connection with statutory audit and regulatory filings for those fiscal years. This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.
(2)	Audit-Related Fees - This category generally consists of assurance and related services, such as due diligence related to acquisition, business combination, finance offering and the employee benefit plan.
(3)	Tax Fees - This category consists of services for tax compliance, tax advice, and tax planning.
(4)	All Other Fees - This category consists of annual subscription for accounting literature.

Pre-Approval Policies and Procedures

Our Audit Committee has procedures in place for the pre-approval of all audit services, audit-related services, tax services, and other services rendered by our independent registered public accounting firm, Deloitte & Touche LLP. Our Audit Committee generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of our Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting. The Audit Committee has determined that the rendering of services other than audit services by Deloitte & Touche LLP is compatible with maintaining the principal accountant’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following are filed with this Annual Report on Form 10-K:

1.	Financial Statements: See Index to consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules: All financial statement schedules have been omitted because they are not required, not applicable or the required information is otherwise included.

3.	Exhibits: The exhibits listed below are filed as part of this Annual Report on Form 10-K or incorporated herein by reference, in each case as indicated below.

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
2.1	Amended and Restated Business Combination Agreement, dated as of May 26, 2023, by and among Freedom Acquisition I Corp., Jupiter Merger Sub I Corp., Jupiter Merger Sub II LLC, Complete Solar Holding Corporation, and The Solaria Corporation	S-4	333-269674	2.1	May 31, 2023
2.2	Agreement and Plan of Merger, dated as of October 3, 2022, by and between Complete Solar Holding Corporation, Complete Solar Midco, LLC, Complete Solar Merger Sub, Inc., The Solaria Corporation, and Fortis Advisors LLC	S-4	333-269674	2.4	February 10, 2023
2.3	Asset Purchase Agreement dated September 19, 2023, by and among Complete Solaria, Inc., SolarCA, LLC, and Maxeon Solar Technologies, Ltd.	8-K	001-40117	2.1	2023-09-21
3.1	Certificate of Incorporation of Complete Solaria	8-K	001-40017	3.1	2023-07-21
3.2	Bylaws of Complete Solaria	8-K	001-40017	3.2	2023-07-21
4.1	Form of Replacement Warrant	8-K	001-40117	4.1	2023-10-12
4.2	Form of First Amendment to Replacement Warrant	8-K	001-40117	4.2	2023-10-12
4.3	Amended and Restated Registration Rights Agreement, dated July 18, 2023, by and among the Company and certain other stockholders party thereto	8-K	001-40117	4.1	2023-07-24
4.4	Warrant Agreement, dated February 25, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-40117	4.1	2021-03-2
10.1	Form of Indemnification Agreement	8-K	001-40017	10.23	2023-07-24
10.2	Forward Purchase Agreement, dated July 13, 2023, between Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP and Meteora Select Trading Opportunities Master, LP; Freedom Acquisition I Corp.; and Complete Solaria, Inc.	8-K	001-40017	10.24	2023-07-24
10.3	Forward Purchase Agreement, dated July 13, 2023, between Polar Multi-Strategy Master Fund; Freedom Acquisition I Corp. and Complete Solaria, Inc.	8-K	001-40017	10.25	2023-07-24
10.4	Forward Purchase Agreement, dated July 13, 2023, between Diametric True Alpha Market Neutral Master Fund, LP, Diametric True Alpha Enhanced Market Neutral Master Fund, LP, and Pinebridge Partners Master Fund, LP; Freedom Acquisition I Corp. and Complete Solaria, Inc.	8-K	001-40017	10.26	2023-07-24
10.5	FPA Funding Amount Pipe Subscription Agreements dated July 13, 2023, between Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP and Meteora Select Trading Opportunities Master, LP; Freedom Acquisition I Corp.; and Complete Solaria, Inc.	8-K	001-40017	10.27	2023-07-24

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.6	FPA Funding Amount Pipe Subscription Agreements dated July 13, 2023, between Polar Multi-Strategy Master Fund; Freedom Acquisition I Corp. and Complete Solaria, Inc.	8-K	001-40017	10.28	2023-07-24
10.7	FPA Funding Amount Pipe Subscription Agreements, dated July 13, 2023, between Diametric True Alpha Market Neutral Master Fund, LP, Diametric True Alpha Enhanced Market Neutral Master Fund, LP, and Pinebridge Partners Master Fund, LP; Freedom Acquisition I Corp. and Complete Solaria, Inc.	8-K	001-40017	10.29	2023-07-24
10.8	New Money Pipe Subscription Agreements dated July 13, 2023, between Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP and Meteora Select Trading Opportunities Master, LP; Freedom Acquisition I Corp.; and Complete Solaria, Inc.	8-K	001-40017	10.30	2023-07-24
10.9	New Money Pipe Subscription Agreements, dated July 13, 2023, between Diametric True Alpha Market Neutral Master Fund, LP, Diametric True Alpha Enhanced Market Neutral Master Fund, LP, and Pinebridge Partners Master Fund, LP; Freedom Acquisition I Corp. and Complete Solaria, Inc.	8-K	001-40017	10.31	2023-07-24
10.10	Form of Subscription Agreement	8-K	001-40017	10.32	2023-07-24
10.11	Form of Subscription Agreement	8-K	001-40017	10.1	2023-07-14
10.12	Promissory Note dated July 10, 2023, issued by Freedom Acquisition I Corp. to Freedom Acquisition I LLC	8-K	001-40017	10.1	2023-07-11
10.13	Consent to Business Combination Agreement, dated July 9, 2023.	8-K	001-40017	10.1	2023-07-10
10.14	Complete Solaria, Inc. 2023 Incentive Equity Plan	8-K	001-40017	10.5	2023-07-24
10.15	Forms of Option Grant Notice and Option agreement and Global RSU Grant Notice and Agreement	8-K	001-40017	10.6	2023-07-24
10.16	Complete Solaria, Inc. 2023 Employee Stock Purchase Plan	8-K	001-40017	10.7	2023-07-24
10.22#	Form of Employment Agreement between Complete Solaria, Inc. and Executive Officers	S-4	333-269674	10.22	May 11, 2023
16.1	Letter from Marcum LLP	8-K	001-40117	16.1	July 24, 2023
23.1*	Consent of Deloitte & Touche, LLP, independent registered public accounting firm
31.1*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the consolidated condensed financial statements and accompanying notes in Consolidated Condensed Financial Statements and Supplemental Details
104*	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101

*	Filed herewith
#	Indicates a management contract or compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPLETE SOLARIA, INC.

Dated: April 1, 2024	By:	/s/ CHRIS LUNDELL
		Name:	Chris Lundell
		Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chris Lundell and Brian Wuebbels his true and lawful attorney-in-fact and agent, with full power of substitution and, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chris Lundell	Chief Executive Officer and Director	April 1, 2024
Chris Lundell	(Principal Executive Officer)

/s/ Brian Wuebbels	Chief Financial Officer	April 1, 2024
Brian Wuebbels	(Principal Financial and Accounting Officer)

/s/ Thurman J. Rodgers	Executive Chairman	April 1, 2024
Thurman J. Rodgers

/s/ Antonio R. Alvarez	Director	April 1, 2024
Antonio R. Alvarez

/s/ Adam Gishen	Director	April 1, 2024
Adam Gishen

/s/ Ronald Pasek	Director	April 1, 2024
Ronald Pasek

/s/ Tidjane Thiam	Director	April 1, 2024
Tidjane Thiam

/s/ Devin Whatley	Director	April 1, 2024
Devin Whatley

/s/ William J. Anderson	Director	April 1, 2024
William J. Anderson