Form 10-Q
period 2024-03-31
Complete Solaria, Inc.
filed 2024-05-15
CIK 1838987

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 13, 2024, 49,096,537 shares of common stock, par value $0.0001 per share, were issued and outstanding.

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

ii

SUMMARY RISK FACTORS

●	Our management has identified conditions that raise substantial doubt about our ability to continue as a going concern.

●	Our business depends in part on the availability of rebates, tax credits and other financial incentives. The expiration, elimination or reduction of these rebates, credits or incentives or the ability to monetize them could adversely impact the business.

●	Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.

●	Risks associated with a highly complex global supply chain, including from disruptions, delays, trade tensions, or shortages.

●	We rely on net metering and related policies to offer competitive pricing to customers in many of our current markets and changes to net metering policies may significantly reduce demand for electricity from residential solar energy systems.

●	We utilize a limited number of suppliers of solar panels and other system components to adequately meet anticipated demand for our solar service offerings. Any shortage, delay or component price change from these suppliers or delays and price increases associated with the product transport logistics could result in sales and installation delays, cancellations, and loss of market share.

●	We provide warranties for solar system installations, solar panels, and other system components that may negatively impact overall profitability.

●	We utilize third-party sales and installation partners whose performance could result in sales and installation delays, cancellations, and loss of market share.

●	Risks associated with solar system installation and connection delays, including the potential for recoupment or clawback of payments by financing partners.

●	Due to the general economic environment and any market pressure that would drive down the average selling prices of solar power products, among other factors, we may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund operations and make adequate capital investments as planned.

●	Our business substantially focuses on solar service agreements and transactions with residential customers.

●	We have incurred losses and may be unable to achieve or sustain profitability in the future.

●	Our business is concentrated in certain markets, including California, putting us at risk of region-specific disruptions.

●	We depend on a limited number of customers and sales contracts for a significant portion of revenues, and the loss of any customer or cancellation of any contract may cause significant fluctuations or declines in revenues.

●	We have identified material weaknesses in our internal controls over financial reporting. If we cannot maintain effective internal controls over financial reporting and disclosure controls and procedures, the accuracy and timeliness of our financial and operating reporting may be adversely affected, and confidence in our operations and disclosures may be lost.

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMPLETE SOLARIA, INC.

Unaudited Condensed Consolidated Balance Sheets

(in thousands except share and per share amounts)

	As of
	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,786	$2,593
Accounts receivable, net	20,939	26,281
Inventories	2,773	3,058
Prepaid expenses and other current assets	5,776	5,817
Total current assets	31,274	37,749
Restricted cash	3,829	3,823
Property and equipment, net	4,495	4,317
Operating lease right-of-use assets	1,054	1,235
Other noncurrent assets	198	198
Total assets	$40,850	$47,322

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,521	$13,122
Accrued expenses and other current liabilities	24,893	27,870
Notes payable, net	29,365	28,657
Deferred revenue, current	2,010	2,423
Short-term debt with CS Solis	35,840	33,280
SAFE Agreements	5,000	-
Forward purchase agreement liabilities	9,409	3,831
Total current liabilities	117,038	109,183
Warranty provision, noncurrent	3,416	3,416
Warrant liability	3,877	9,817
Deferred revenue, noncurrent	1,055	1,055
Operating lease liabilities, net of current portion	543	664
Total liabilities	125,929	124,135

Commitments and contingencies (Note 16)

Stockholders’ (deficit) equity:
Common stock, $0.0001 par value; Authorized 1,000,000,000 and 1,000,000,000 shares as of March 31, 2024 and December 31, 2023, respectively; issued and outstanding 49,096,537 and 49,065,361 shares as of March 31, 2024 and December 31, 2023, respectively	7	7
Additional paid-in capital	279,332	277, 965
Accumulated other comprehensive loss	98	143
Accumulated deficit	(364,516)	(354,928)
Total stockholders’ (deficit) equity	(85,079)	(76,813)
Total liabilities and stockholders’ equity	$40,850	$47,322

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMPLETE SOLARIA, INC.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands except share and per share amounts)

	Thirteen-Weeks Ended
	March 31,	April 2,
	2024	2023
Revenues	$10,040	$16,677
Cost of revenues	7,757	13,827
Gross profit	2,283	2,850
Operating expenses:
Sales commissions	3,116	5,677
Sales and marketing	1,618	683
General and administrative	5,093	8,913
Total operating expenses	9,827	15,273
Loss from continuing operations	(7,544)	(12,423)
Interest expense	(3,568)	(3,611)
Interest income	6	8
Other income, net	1,519	317
Total Other expense	(2,043)	(3,286)
Loss from continuing operations before income taxes	(9,587)	(15,709)
Income tax benefit (provision)	(1)	—
Net loss from continuing operations	(9,588)	(15,709)
Loss from discontinued operations, net of tax	—	(7,805)
Net loss from discontinued operations, net of taxes	—	(7,805)
Net loss	(9,588)	(23,514)
Other Comprehensive (loss) income:
Foreign currency translation adjustment	(45)	1
Comprehensive loss (net of tax)	$(9,633)	$(23,513)
Net loss from continuing operations per share attributable to common stockholders, basic and diluted	$(0.20)	$(0.62)
Net loss from discontinued operations per share attributable to common stockholders, basic and diluted	$—	$(0.31)
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(0.93)
Weighted-average shares used to compute net loss per share attributable to common stockholders’, basic and diluted	49,077,330	25,200,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMPLETE SOLARIA, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands except number of shares)

	Thirteen-Weeks Ended March 31, 2024
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of December 31, 2023	—	$—	49,065,361	$7	$277,965	$(354,928)	$143	$(76,813)
Exercise of common stock options	—	—	31,176	—	26	—	—	26)
Stock-based compensation	—	—	—	—	1,341	—	—	1,341
Net loss	—	—	—	—	—	(9,588)	—	(9,588)
Foreign currency translation adjustment	—	—	—	—	—	—	(45)	(45)
Balance as of March 31, 2024	—	$—	49,096,537	$7	$279,332	$(364,516)	$98	$(85,079)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of December 31, 2022	34,311,133	$155,630	6,959,618	$—	$34,997	$(85,373)	$27	$(50,349)
Retroactive application of recapitalization	(34,311,133)	(155,630)	12,972,811	3	155,627	—	—	155,630
Balance as of December 31, 2022, as adjusted	—	—	19,932,429	3	190,624	(85,373)	27	(105,281)
Exercise of common stock options	—	—	137,452	—	55	—	—	55
Stock-based compensation	—	—	—	—	1,022	—	—	1,022
Foreign currency translation	—	—	—	—	—	—	1	1
Net loss	—	—	—	—	—	(23,514)	—	(23,514)
Balance as of April 2, 2023, as adjusted	—	$—	20,069,881	$3	$191,701	$(108,887)	$28	$82,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMPLETE SOLARIA, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands except number of shares)

	Thirteen- Weeks Ended March 31, 2024	Thirteen- Weeks Ended April 2, 2023
Cash flows from operating activities from continuing operations
Net loss	$(9,588)	$(23,514)
Loss from discontinued operations, net of income taxes	—	(7,805)
Net loss from continuing operations, net of tax	(9,588)	(15,709)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock-based compensation expense	1,341	270
Non-cash interest expense	1,008	1,248
Non-cash lease expense	181	248
Depreciation and amortization	357	189
Provision for credit losses	62	2,117
Change in reserve for excess and obsolete inventory	(344)	791
Change in fair value of forward purchase agreement liabilities	5,578	—
Change in fair value of warrant liabilities	(7,246)	(209)
Accretion of debt in CS Solis	2,560	752
Changes in operating assets and liabilities:
Accounts receivable, net	5,280	(3,197)
Inventories	629	(570)
Prepaid expenses and other current assets	41	(1,857)
Other noncurrent assets	—	(848)
Accounts payable	(2,599)	2,132
Accrued expenses and other current liabilities	(1,613)	(581)
Operating lease liabilities	(180)	(86)
Warranty provision, noncurrent	—	100)
Deferred revenue	(413)	(906)
Net cash used in operating activities from continuing operations	(4,946)	(16,116)
Net cash used in operating activities from discontinued operations	—	(162)
Net cash used in operating activities	(4,946)	(16,278)
Cash flows from investing activities from continuing operations
Purchase of property and equipment	—	(30)
Capitalization of internal-use software costs	(536)	(457)
Proceeds from sale of property and equipment	—	1
Net cash used in investing activities from continuing operations	(536)	(486)
Cash flows from financing activities from continuing operations
Proceeds from issuance of notes payable, net	—	14,102
Principal repayment of notes payable	(300)	(9,603)
Proceeds from issuance of convertible notes, net of issuance cost	—	11,000
Proceeds from exercise of common stock options	26	55
Proceeds from issuance of SAFE agreements	5,000	—
Net cash provided by financing activities from continuing operations	4,726	15,554
Effect of exchange rate changes	(45)	1
Net decrease in cash, cash equivalents and restricted cash	(801)	(1,209)
Cash, cash equivalents, and restricted cash at beginning of period	6,416	8,316
Cash, cash equivalents, and restricted cash at end of period	$5,615	$7,107

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$1,608

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization

(a) Description of Business

Complete Solaria, Inc. (the “Company” or “Complete Solaria”) is a residential solar installer headquartered in Fremont, California, which was formed through Complete Solar Holding Corporation’s acquisition of The Solaria Corporation (“Solaria”).

Complete Solar, Inc. (“Complete Solar”) was incorporated in Delaware on February 22, 2010. Through February 2022, the Company operated as a single legal entity as Complete Solar, Inc. In February 2022, the Company implemented a holding company reorganization (the “Reorganization”) in which the Company created and incorporated Complete Solar Holding Corporation (“Complete Solar Holdings”). As a result of the Reorganization, Complete Solar Holdings became the successor entity to Complete Solar, Inc. The capitalization structure was not changed because of the Reorganization as all shares of Complete Solar, Inc common stock and preferred stock were exchanged on a one for one basis with shares of Complete Solar Holdings common stock and preferred stock. The Reorganization was accounted for as a change in reporting entity for entities under common control. The historical assets and liabilities of Complete Solar, Inc. were transferred to Complete Solar Holdings at their carrying value, and there were no changes to net income, other comprehensive income (loss), or any related per share amounts reported in the unaudited condensed consolidated financial statements requiring retrospective application.

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

As part of the transactions contemplated by the Amended and Restated Business Combination Agreement, FACT effected a deregistration under the Cayman Islands Companies Act and a domestication under Section 388 of the Delaware’s General Corporation Law (the “DGCL” or “Domestication”). On the Closing Date, following the Domestication, First Merger Sub merged with and into Complete Solaria, with Complete Solaria surviving such merger as a wholly owned subsidiary of FACT (the “First Merger”), and immediately following the First Merger, Complete Solaria merged with and into Second Merger Sub, with Second Merger Sub surviving as a wholly owned subsidiary of FACT (the “Second Merger”), and Second Merger Sub changed its name to CS, LLC, and immediately following the Second Merger, Solaria merged with and into a newly formed Delaware limited liability company and wholly-owned subsidiary of FACT and changed its name to The Solaria Corporation LLC (“Third Merger Sub”), with Third Merger Sub surviving as a wholly-owned subsidiary of FACT (the “Additional Merger”, and together with the First Merger and the Second Merger, the “Mergers”).

In connection with the closing of the Mergers:

●	Each share of the Company’s capital stock, inclusive of shares converted from the 2022 Convertible Notes, issued and outstanding immediately prior to the Closing (“Legacy Complete Solaria Capital Stock”) were cancelled and exchanged into an aggregate of 25,494,332 shares of Complete Solaria Common Stock.

●	In July 2023, (i) Meteora Special Opportunity Fund I, LP (“MSOF”), Meteora Capital Partners, LP (“MCP”) and Meteora Select Trading Opportunities Master, LP (“MSTO”) (with MSOF, MCP, and MSTO collectively as “Meteora”); (ii) Polar Multi-Strategy Master Fund (“Polar”), and (iii) Diametric True Alpha Market Neutral Master Fund, LP, Diametric True Alpha Enhanced Market Neutral Master Fund, LP, and Pinebridge Partners Master Fund, LP (collectively, “Sandia”) (together, the “FPA Funding PIPE Investors”) entered into separate subscription agreements (the “FPA Funding Amount PIPE Subscription Agreements”) pursuant to which, the FPA Funding PIPE Investors subscribed for on the Closing Date, an aggregate of 6,300,000 shares of FACT Class A Ordinary Shares, less, in the case of Meteora, 1,161,512 FACT Class A Ordinary Shares purchased by Meteora separately from third parties through a broker in the open market (“Recycled Shares”) in connection with the Forward Purchase Agreements (“FPAs”). Subsequent to the Closing Date, Complete Solaria entered into an additional FPA Funding PIPE Subscription Agreement with Meteora, to subscribe for and purchase, and Complete Solaria agreed to issue and sell, an aggregate of 420,000 shares of Complete Solaria Common Stock. The Company issued shares of Complete Solaria Common Stock underlying the FPAs as of the latter of the closing of the Mergers or execution of the FPAs.

●	All certain investors (the “PIPE Investors”) purchased from the Company an aggregate of 1,570,000 shares of Complete Solaria Common Stock (the “PIPE Shares”) for a purchase price of $10.00 per share, for aggregate gross proceeds of $15.7 million (the “PIPE Financing”), including $3.5 million that was funded prior to the Closing Date, pursuant to subscription agreements (the “Subscription Agreements”). At the time of the PIPE Financing, Complete Solaria issued an additional 60,000 shares to certain investors as an incentive to participate in the PIPE Financing.

●	On or around the Closing Date, pursuant to the New Money PIPE Subscription Agreements, certain investors affiliated with the New Money PIPE Subscription Agreements (“New Money PIPE Investors”) agreed to subscribe for and purchase, and Complete Solaria agreed to issue and sell to the New Money PIPE Investors an aggregate of 120,000 shares of Complete Solaria Common Stock for a purchase price of $5.00 per share, for aggregate gross proceeds of $0.6 million. Pursuant to its New Money PIPE Subscription Agreement, Complete Solaria issued an additional 60,000 shares of Complete Solaria Common Stock in consideration of certain services provided by it in the structuring of its FPA and the transactions described therein.

●	Subsequent to the Closing, Complete Solaria issued an additional 193,976 shares of Complete Solaria Common Stock to the sponsors for reimbursing sponsors’ transfer to certain counterparties and issued an additional 150,000 shares of Complete Solaria Common Stock to an FPA investor for services provided in connection with the Mergers.

●	In March 2023, holders of 23,256,504 of the originally issued 34,500,000 FACT Class A Ordinary shares exercised their rights to redeem those shares for cash, and immediately prior to the Closing there were 11,243,496 FACT Class A Ordinary Shares that remained outstanding. At the Closing, holders of 7,784,739 shares of Class A common stock of FACT exercised their rights to redeem those shares for cash, for an aggregate of approximately $82.2 million which was paid to such holders at Closing. The remaining FACT Class A Ordinary Share converted, on a one-for-one basis, into one share of Complete Solaria Common Stock.

●	Each issued and outstanding FACT Class B Ordinary Share converted, on a one-for-one basis, into one share of Complete Solaria Common Stock.

In November 2022, Complete Solar Holdings acquired Solaria and changed its name to Complete Solaria, Inc. On August 18, 2023, the Company entered into a Non-Binding Letter of Intent to sell certain of Complete Solaria’s North American solar panel assets to Maxeon, Inc. (“Maxeon”). In October 2023, the Company completed the sale of its solar panel business to Maxeon. Refer to Note 1(b) – Divestiture and Note 7 – Divestiture.

(b) Divestiture

In October 2023, the Company completed the sale of its solar panel business to Maxeon, pursuant to the terms of the Asset Purchase Agreement (the “Disposal Agreement”). Under the terms of the Disposal Agreement, Maxeon agreed to acquire certain assets and employees of Complete Solaria, for an aggregate purchase price of approximately $11.0 million consisting of 1,100,000 shares of Maxeon ordinary shares. As of December 31, 2023, the Company sold all its Maxeon shares and recorded a loss of $4.2 million in its unaudited condensed consolidated statements of operations and comprehensive loss within loss from continuing operations.

This divestiture represented a strategic shift in Complete Solaria’s business and qualified as held for sale and as a discontinued operation. Based on the held for sale classification of the assets, the Company reduced the carrying value of the disposal group to its fair value, less its cost to sell and recorded an impairment loss associated with the held for sale intangible assets and goodwill. As a result, the Company classified the results of its solar panel business in discontinued operations in its unaudited condensed consolidated statements of operations and comprehensive loss for all periods presented. The cash flows related to discontinued operations were segregated from continuing operations within the unaudited condensed consolidated statements of cash flows for all periods presented. Unless otherwise noted, discussion within the notes to the unaudited condensed consolidated financial statements relates to continuing operations only and excludes the historical activities of the North American panel business. See Note 7 – Divestiture for additional information.

(c) Liquidity and Going Concern

Since inception, the Company has incurred recurring losses and negative cash flows from operations. The Company incurred net losses of $9.6 million and $23.5 million, during the thirteen-weeks ended March 31, 2024 and April 2, 2023, respectively, and had an accumulated deficit of $364.5 million and current debt of $65.2 million as of March 31, 2024. The Company had cash and cash equivalents of $1.8 million as of March 31, 2024. The Company believes that its operating losses and negative operating cash flows will continue into the foreseeable future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the Unites States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, as well as related disclosure of contingent assets and liabilities. Significant estimates and assumptions made by management include, but are not limited to, the determination of:

●	The allocation of the transaction price to identified performance obligations;

●	Fair value of warrant liabilities;

●	The reserve methodology for inventory obsolescence;

●	The reserve methodology for product warranty;

●	The reserve methodology for the allowance for credit losses;

●	The fair value of the forward purchase agreements; and

●	The measurement of stock-based compensation.

To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or operating results will be affected. The Company bases its estimates on past experience and other assumptions that the Company believes are reasonable under the circumstances, and the Company evaluates these estimates on an ongoing basis. The Company has assessed the impact and management is not aware of any specific events or circumstances that required an update to the Company’s estimates and assumptions or materially affected the carrying value of the Company’s assets or liabilities as of the date of issuance of this report. These estimates may change as new events occur and additional information is obtained.

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

(d)	Concentration of Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are on deposit with major financial institutions. Such deposits may be in excess of insured limits from time to time. The Company believes that the financial institutions that hold the Company’s cash are financially sound, and accordingly, minimum credit risk exists with respect to these balances. The Company has not experienced any losses due to institutional failure or bankruptcy. The Company performs credit evaluations of its customers and generally does not require collateral for sales on credit. The Company reviews accounts receivable balances to determine if any receivables will potentially be uncollectible and includes any amounts that are determined to be uncollectible in the allowance for credit losses. As of March 31, 2024, two customers had an outstanding balance that represented 36% and 19% of the total accounts receivable balance. As of December 31, 2023, two customers had an outstanding balance that represented 38% and 16% of the total accounts receivable balance.

Concentration of customers

For the thirteen-weeks ended March 31, 2024, one customer represented 76% of gross revenues. For the thirteen-weeks ended and April 2, 2023, three customers represented 29%, 23% and 12% of gross revenues.

Concentration of suppliers

For the thirteen-weeks ended March 31, 2024, and December 31, 2023, one supplier represented 34% and 40% of the Company’s inventory purchases, respectively.

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

The Company classifies all cash for which usage is limited by contractual provisions as restricted cash. The restricted cash balance was $3.8 million at each of March 31, 2024 and December 31, 2023. Restricted cash consists of deposits in money market accounts, which is used as cash collateral backing letters of credit related to customs duty authorities’ requirements. The Company has presented these balances under restricted cash, as a long-term asset, in its unaudited condensed consolidated balance sheets. The Company reconciles cash, cash equivalents, and restricted cash reported in the unaudited condensed consolidated balance sheets that aggregate to the beginning and ending balances shown in the unaudited condensed consolidated statements of cash flows as follows (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$1,786	$2,593
Restricted cash	3,829	3,823
Total cash, cash equivalents and restricted cash	$5,615	$6,416

(g)	Revenue Recognition

Disaggregation of revenue

Refer to the table below for the Company’s revenue recognized by product and service type (in thousands):

	Thirteen-weeks Ended
	March 31,	April 2,
	2024	2023
Solar energy system installations	$9,922	$15,843
Software enhanced services	118	834
Total revenue	$10,040	$16,677

All of the Company’s revenue recognized by geography based on the location of the customer for the thirteen-week periods ended March 31, 2024 and April 2, 2023 was in the United States.

Remaining performance obligations

The Company has elected the practical expedient not to disclose remaining performance obligations for contracts that are less than one year in length. As of March 31, 2024, the Company has deferred $1.1 million associated with a long-term service contract. As of December 31, 2023, the Company has deferred $1.2 million associated with a long-term service contract, which will be recognized evenly through 2028.

Incremental costs of obtaining customer contracts

Incremental costs of obtaining customer contracts consist of sales commissions, which are costs paid to third-party vendors who source residential customer contracts for the sale of solar energy systems by the Company. The Company defers sales commissions and recognizes expense in accordance with the timing of the related revenue recognition. Amortization of deferred commissions is recorded as sales commissions in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. As of March 31, 2024 and December 31, 2023, deferred commissions were $5.1 million and $4.2 million, respectively, which were included in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets.

Deferred revenue

The Company typically invoices its customers upon completion of set milestones, generally upon installation of the solar energy system with the remaining balance invoiced upon passing final building inspection. Standard payment terms to customers range from 30 to 60 days. When the Company receives consideration, or when such consideration is unconditionally due, from a customer prior to delivering goods or services to the customer under the terms of a customer agreement, the Company records deferred revenue. As installation projects are typically completed within 12-months, the Company’s deferred revenue is reflected in current liabilities in the accompanying unaudited condensed consolidated balance sheets. The amount of revenue recognized during the thirteen-week periods ended March 31, 2024 and April 2, 2023 that was included in deferred revenue at the beginning of each period was $1.3 million and $1.9 million, respectively.

(h)	Fair Value Measurements

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

Financial assets and liabilities held by the Company measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, the warrant liabilities, SAFE Agreements and FPA liabilities.

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

(i)	Direct Offering Costs

Direct offering costs represent legal, accounting and other direct costs related to the Mergers, which was consummated in July 2023. In accounting for the Mergers, direct offering costs of approximately $5.7 million were reclassified to additional paid-in capital and netted against the Mergers proceeds received upon close. As of March 31, 2024 and December 31, 2023, the Company had no deferred offering costs included within prepaid expenses and other current assets in its unaudited condensed consolidated balance sheets.

(j)	Warrant Liabilities

The Company accounts for its warrant liabilities in accordance with the guidance in ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, under which the warrants that do not meet the criteria for equity classification and must be recorded as liabilities. The warrant liabilities are measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement, with any subsequent changes in fair value recognized in other income (expense), net on the unaudited condensed consolidated statements of operations and comprehensive income (loss). Refer to Note 3 – Fair Value Measurements and Note 12 – Warrants.

(k)	Forward Purchase Agreements

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

(l)	Net Loss Per Share

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

(m)	Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. The Company is currently evaluating ASU 2023-07,but expects the impact of the disclosures to be immaterial to the Company’s unaudited condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The objective of ASU 2023-09 is to enhance disclosures related to income taxes, including specific thresholds for inclusion within the tabular disclosure of income tax rate reconciliation and specified information about income taxes paid. ASU 2023-09 is effective for public companies starting in annual periods beginning after December 15, 2024. The Company is currently evaluating ASU 2023-09 but expects the impact of the disclosures to be immaterial to the Company’s unaudited condensed consolidated financial statements.

(3)	Fair Value Measurements

The following table sets forth the Company’s financial assets and liabilities that are measured at fair value, on a recurring basis (in thousands):

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Liabilities
Carlyle warrants	$—	$—	$3,086	$3,086
Public warrants	437	—	—	437
Private placement warrants	—	318	—	318
Working capital warrants	—	36	—	36
Replacement warrants	—	—	5	5
Forward purchase agreement liabilities	—	—	9,409	9,409
SAFE Agreements	—	—	5,000	5,000
Total	$437	$354	$17,500	$18,291

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Liabilities
Carlyle warrants	$—	$—	$9,515	$9,515
Public warrants	167	—	—	167
Private placement warrants	—	122	—	122
Working capital warrants	—	14	—	14
Replacement warrants	–	–	1,310	1,310
Forward purchase agreement liabilities	—	—	3,831	3,831
Total	$167	$136	$14,656	$14,959

Carlyle Warrants

As part of the Company’s amended and restated warrant agreement with CRSEF Solis Holdings, LLC and its affiliates (“Carlyle”), the Company issued Carlyle a warrant to purchase shares of Complete Solaria Common Stock at a price per share of $0.01. Refer to Note 12 – Warrants for further details. The Company valued the warrants based on a Black-Scholes Option Pricing Method, which included the following inputs:

	March 31, 2024	December 31, 2023
Expected term	7.0 years	7.0 years
Expected volatility	77.0%	77.0%
Risk-free interest rate	3.92%	3.92%
Expected dividend yield	0.0%	0.0%

Public, Private Placement and Working Capital Warrants

The public, private placement and working capital warrants are measured at fair value on a recurring basis. The public warrants were valued based on the closing price of the publicly traded instrument. The private placement and working capital warrants were valued using observable inputs for similar publicly-traded instruments.

Forward Purchase Agreement Liabilities

The FPA liabilities are measured at fair value on a recurring basis using a Monte Carlo simulation analysis. The expected volatility is determined based on the historical equity volatility of comparable companies over a period that matches the simulation period, which included the following inputs:

	March 31, 2024	December 31, 2023
Common stock trading price	$0.59	$1.66
Simulation period	1.30 years	1.55 years
Risk-free interest rate	4.90%	4.48%
Volatility	112.0%	95.0%

Replacement Warrants

	March 31, 2024	December 31, 2023
Expected term	0.8 years	0.3 years
Expected volatility	78.5%	78.5%
Risk-free interest rate	5.49%	5.4%
Volatility	0.0%	0.0%

The Series D-7 redeemable convertible preferred stock warrants were initially accounted for as liabilities and measured at fair value at the issuance date and as of each subsequent reporting period with changes in the fair value recorded within other income (expense), net in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss). As described in Note 12 – Warrants, the redeemable convertible preferred stock warrants were reclassified to additional paid-in capital upon the closing of the Mergers. In October 2023, in connection with the Assignment and Acceptance Agreement as further described in Note 12 – Warrants, these warrants were replaced (“Replacement Warrants”), and the Replacement Warrants are classified as liabilities. Refer to Note 13 – Borrowings and SAFE Agreements.

(4)	Reverse Recapitalization

As discussed in Note 1 – Organization, on July 18, 2023, the Company consummated the Mergers pursuant to the Amended and Restated Business Combination Agreement. The Mergers was accounted for as a reverse recapitalization, rather than a business combination, for financial accounting and reporting purposes. Accordingly, Complete Solaria was deemed the accounting acquirer (and legal acquiree) and FACT was treated as the accounting acquiree (and legal acquirer). Complete Solaria was determined to be the accounting acquirer based on an evaluation of the following facts and circumstances:

●	Complete Solaria’s pre-combination stockholders have the majority of the voting power in the post- merged company;

●	Legacy Complete Solaria’s stockholders have the ability to appoint a majority of the Complete Solaria Board of Directors;

●	Legacy Complete Solaria’s management team is considered the management team of the post-merged company;

●	Legacy Complete Solaria’s prior operations are comprised of the ongoing operations of the post-merged company;

●	Complete Solaria is the larger entity based on historical revenues and business operations; and

●	the post-merged company has assumed Complete Solaria’s operating name.

Under this method of accounting, the reverse recapitalization was treated as the equivalent of Complete Solaria issuing stock for the net assets of FACT, accompanied by a recapitalization. The net assets of FACT are stated at historical cost, with no goodwill or other intangible assets recorded. The unaudited condensed consolidated assets, liabilities, and results of operations prior to the Mergers are those of Legacy Complete Solaria. All periods prior to the Mergers have been retrospectively adjusted in accordance with the Amended and Restated Business Combination Agreement for the equivalent number of preferred or common shares outstanding immediately after the Mergers to effect the reverse recapitalization.

Upon the closing of the Mergers and the PIPE Financing in July 2023, the Company received net cash proceeds of $19.7 million less non-cash net liabilities assumed from FACT of $10.1 million.

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

In connection with the Mergers, the Company incurred direct and incremental costs of approximately $15.8 million related to legal, accounting, and other professional fees, which were offset against the Company’s additional paid-in capital. Of the $15.8 million, $5.2 million was incurred by Legacy Complete Solaria and $10.6 million was incurred by FACT. The Company did not make any cash payments to settle transaction costs in the thirteen-weeks ended March 31, 2024. As of December 31, 2023, the Company made cash payments totaling $5.4 million to settle transaction costs. As a result of the Closing, outstanding 2022 Convertible Notes were converted into shares of Complete Solaria Common Stock.

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

The key terms of the forward contracts are as follows:

●	The FPA Sellers can terminate the transaction following the Optional Early Termination (“OET”) Date which shall specify the quantity by which the number of shares is to be reduced (such quantity, the “Terminated Shares”). Seller shall terminate the transaction in respect of any shares sold on or prior to the maturity date. The counterparty is entitled to an amount from the Seller equal to the number of terminated shares multiplied by a reset price. The reset price is initially $10.56 (the “Initial Price”) and is subject to a $5.00 floor.

●	The FPA contains multiple settlement outcomes. Per the terms of the agreements, the FPAs will (1) settle in cash in the event the Company is due cash upon settlement from the FPA Sellers or (2) settle in either cash or shares, at the discretion of the Company, should the settlement amount adjustment exceed the settlement amount. Should the Company elect to settle via shares, the equity will be issued in Complete Solaria Common Stock, with a per share price based on the volume-weighted average price (“VWAP”) Price over 15 scheduled trading days. The magnitude of the settlement is based on the Settlement Amount, an amount equal to the product of: (1) Number of shares issued to the FPA Seller pursuant to the FPA, less the number of Terminated Shares multiplied by (2) the VWAP Price over the valuation period. The Settlement amount will be reduced by the Settlement Adjustment, an amount equal to the product of (1) Number of shares in the Pricing Date Notice, less the number of Terminated Shares multiplied by $2.00.

●	The Settlement occurs as of the Valuation Date, which is the earlier to occur of (a) the date that is two years after the date of the Closing Date of the Mergers (b) the date specified by Seller in a written notice to be delivered to the Counterparty at the Seller’s discretion (which Valuation Date shall not be earlier than the day such notice is effective) after the occurrence of certain triggering events; and (c) 90 days after delivery by the Counterparty of a written notice in the event that for any 20 trading days during a 30 consecutive trading day-period (the “Measurement Period”) that occurs at least 6 months after the Closing Date, the VWAP Price is less than the then applicable Reset Price.

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

Additionally, in accordance with ASC 480, Distinguishing Liabilities from Equity, the Company has determined that the forward contracts are financial instruments other than shares that represent or are indexed to obligations to repurchase the issuer’s equity shares by transferring assets, referred to herein as the “forward purchase liability” on its unaudited condensed consolidated balance sheets. The Company initially measured the forward purchase liabilities at fair value and has subsequently remeasured them at fair value with changes in fair value recognized in earnings.

Through the date of issuance of the Complete Solaria Common Stock in satisfaction of the Company’s obligation to issue shares around the closing of the Mergers, the Company recorded $35.5 million to other income (expense), net associated with the issuance of 6,720,000 shares of Complete Solaria Common Stock in association with the FPAs.

As of the closing of the Mergers and issuance of the Complete Solaria Common Stock underlying the FPAs, the fair value of the prepaid FPAs was an asset balance of $0.1 million and was recorded on the Company’s unaudited condensed consolidated balance sheets and within other income (expense), net on the unaudited condensed consolidated statements of operations and comprehensive loss. Subsequently, the change of fair value of the forward purchase liabilities amounted to an expense of $5.6 million for the thirteen-weeks ended March 31, 2024. As of March 31, 2024, and December 31, 2023, the forward purchase liabilities amounted to $9.4 million and $3.8 million, respectively. Of the balances as of March 31, 2024 and December 31, 2023, $7.9 million and $3.2 million, respectively, are due to related parties Refer to Note 19 – Related Party Transactions for further details.

On December 18, 2023, the Company and the FPA Sellers entered into separate amendments to the FPAs (the “Amendments”). The Amendments lower the reset floor price of each FPA from $5.00 to $3.00 and allow the Company to raise up to $10.0 million of equity from existing stockholders without triggering certain anti-dilution provisions contained in the FPAs; provided, the insiders pay a price per share for their initial investment equal to the closing price per share as quoted on the Nasdaq on the day of purchase; provided, further, that any subsequent investments are made at a price per share equal to the greater of (a) the closing price per share as quoted by Nasdaq on the day of the purchase or (b) the amount paid in connection with the initial investment.

(6)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Deferred commissions	$5,098	$4,185
Inventory deposits	-	616
Other	678	1,016
Total prepaid expenses and other current assets	$5,776	$5,817

(7)	Divestiture

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

The components of amounts reflected in the unaudited condensed consolidated statements of operations and comprehensive loss related to discontinued operations are presented in the table, as follows (in thousands):

Thirteen-Weeks
Ended April 2, 2023
Revenues	$18,721
Cost of revenues	19,479
Gross loss	(758)
Operating expenses:
Sales and marketing	2,866
General and administrative	4,185
Total operating expenses	7,051
Loss from discontinued operations	(7,809)
Other income (expense), net	—
Loss from discontinued operations before income taxes	(7,809)
Income tax benefit	4
Net loss from discontinued operations	$(7,805)

(8)	Property and Equipment, Net

Property and equipment, net consists of the following (in thousands, except year data):

	Estimated	As of
	Useful Lives (Years)	March 31, 2024	December 31, 2023
Developed software	5	$7,529	$6,993
Manufacturing equipment	3	131	131
Furniture and equipment	3	90	96
Leasehold improvements	5	708	708
Total property and equipment		8,464	7,928
Less: accumulated depreciation and amortization		(3,969)	(3,611)
Total property and equipment, net		$4,495	$4,317

Depreciation and amortization expense from continuing operations totaled $0.4 million and $0.2 million for the thirteen-week periods ended March 31, 2024 and April 2, 2023.

(9)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Accrued compensation and benefits	$3,715	$3,969
Customer deposits	296	544
Uninvoiced contract costs	80	671

Accrued term loan and revolving loan amendment and final payment fees	2,400	2,400
Accrued legal settlements	7,700	7,700
Accrued taxes	930	931
Accrued rebates and credits	32	677
Operating lease liabilities, current	548	607
Accrued warranty, current	1,449	1,433
Other accrued liabilities	7,743	8,938
Total accrued expenses and other current liabilities	$24,893	$27,870

(10)	Other Expense, Net

Other expense, net consists of the following (in thousands):

	Thirteen-Weeks Ended
	March 31, 2024	April 2, 2023
Change in fair value of redeemable convertible preferred stock warrant liability	$1,305	$209
Change in fair value of Carlyle warrants	6,429	—
Change in fair value of FACT public, private placement and working capital warrants	(489)	—
Change in fair value of forward purchase agreement liabilities(1)	(5,578)	—
Loss on discontinued Solaria business and other, net	(148)	108
Total other income (expense), net	$1,519	$317

(1)	Includes $4.7 million and zero of other expense for the thirteen-weeks ended March 31, 2024 and April 2, 2023, respectively, for forward purchase agreements entered into with related parties.

(11)	Common Stock

The Company has authorized the issuance of 1,000,000,000 shares of common stock and 10,000,000 shares of preferred stock as of March 31, 2024. No preferred stock has been issued.

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

The Company has reserved shares of common stock for issuance related to the following:

As of March 31, 2024
Common stock warrants	27,637,266
Employee stock purchase plan	2,628,996
Stock options and RSUs, issued and outstanding	11,436,369
Stock options and RSUs, authorized for future issuance	3,850,462
Total shares reserved	45,553,093

(12)	Warrants

Liability-classified warrants

	As of
	March 31,	December 31,
	2024	2023
Carlyle warrants	$3,086	$9,515
Replacement warrants	5	1,310
Public warrants	437	167
Private placements warrants	318	122
Working capital warrants	36	13
	$3,882	$11,127

Carlyle Warrants

In February 2022, as part of a debt financing from Carlyle (Refer to Note 13 – Borrowing Arrangements), the Company issued a warrant to purchase 2,886,952 shares of common stock in conjunction with long-term debt issued to Carlyle (“CS Solis Debt”). The warrant contained two tranches, the first of which is immediately exercisable for 1,995,879 shares. The second tranche, which was determined to be a separate unit of account, expired on December 31, 2022 prior to becoming exercisable. In December 2023, Carlyle was issued an additional warrant to purchase an additional 2,190,604 shares of the Company’s common stock related to an anti-dilution provision within the CS Solis Debt that provides for such additional warrants under such circumstances as provided within the CS Solis Debt.

At issuance, the relative fair value of the warrant was determined to be $3.4 million using the Black-Scholes model with the following weighted average assumptions: expected term of 7 years; expected volatility of 73.0%; risk-free interest rate of 1.9%; and no dividend yield. The fair value of the warrant was initially recorded within additional paid-in capital as it met the conditions for equity classification.

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

The modification of the warrant resulted in the reclassification of previously equity-classified warrants to liability classification, which was accounted for in accordance with ASC 815 and ASC 718, Compensation – Stock Compensation. The Company recorded the fair value of the modified warrants as a warrant liability of $20.4 million, the pre-modification fair value of the warrants as a reduction to additional paid-in capital of $10.9 million and an expense of $9.5 million to other income (expense), net equal to the incremental value of the warrants upon the modification. The fair value of the warrant was determined based on its intrinsic value, given a nominal exercise price. At issuance, the relative fair value of the warrant was determined to be $20.4 million using the Black-Scholes model with the following weighted average assumptions: expected term of 7 years; expected volatility of 77.0%; risk-free interest rate of 3.9%; and no dividend yield. As of March 31, 2024, the fair value of the warrant was $3.1 million, and the Company recorded an income of $6.4 million as other income (expense), net on the unaudited condensed consolidated statements of operations and comprehensive loss.

Series D-7 Warrants (Converted to common stock warrants “Replacement Warrants”)

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

In October 2023, the Company entered into an Assignment and Acceptance Agreement (“Assignment Agreement”), (Refer to Note 13 – Borrowings and SAFE Agreements). In connection with the Assignment Agreement, the Company also entered into the First Amendment to Warrant to Purchase Stock Agreements with the holders of the Series D-7 warrants. Pursuant to the terms of the agreement, the warrants to purchase 1,376,414 shares of Series D-7 preferred stock converted into warrants to purchase 656,630 shares of common stock, the Replacement Warrants. As a result of the warrant amendment, the Company reclassified the Replacement Warrants from equity to liability. The Replacement Warrants were remeasured to their fair value on the amendment effective date, and the Company has recorded subsequent changes in fair value in other income (expense), net on its unaudited condensed consolidated statements of operations and comprehensive loss. The Replacement Warrants remain outstanding as of March 31, 2024.

Public, Private Placement, and Working Capital Warrants

In conjunction with the Mergers, Complete Solaria, as accounting acquirer, was deemed to assume 6,266,667 warrants to purchase FACT Class A Ordinary Shares that were held by the sponsor at an exercise price of $11.50 (“Private Placement Warrants”) and 8,625,000 warrants to purchase FACT’s shareholders FACT Class A Ordinary Shares at an exercise price of $11.50 (“Public Warrants”). Subsequent to the Mergers, the Private Placement Warrants and Public Warrants are exercisable for shares of Complete Solaria Common Stock and meet liability classification requirements since the warrants may be required to be settled in cash under a tender offer. In addition, the Private Placement Warrants are potentially subject to a different settlement amount as a result of being held by the Sponsor which precludes the Private Placement Warrants from being considered indexed to the entity’s own stock. Therefore, these warrants are classified as liabilities on the Company’s unaudited condensed consolidated balance sheets.

The Company determined the Public and Private warrants to be classified as a liability and fair valued the warrants on the issuance date using the publicly available price for the warrants of $6.7 million. The fair value of these warrants was $0.8 million as of March 31, 2024, and the Company recorded the change in fair value of $0.5 million in other income (expense), net in the unaudited condensed consolidated statements of operations and comprehensive loss for the thirteen-weeks ended March 31, 2024.

Additionally, at the closing of the Mergers, the Company issued 716,668 Working Capital warrants, which have identical terms as the Private Placement Warrants to the sponsor in satisfaction of certain liabilities of FACT. The warrants were fair valued at $0.3 million upon the closing of the Mergers, which was recorded in warrant liability on the unaudited condensed consolidated balance sheets. As of March 31, 2024, the Working Capital warrants had a fair value of $0.03 million, and the Company recorded the change in fair value of $0.02 million as other income (expense), net on the unaudited condensed consolidated statements of operations and comprehensive loss.

Equity Classified Warrants

Series B Warrants (Converted to Common Stock Warrants)

In February 2016, the Company issued a warrant to purchase 5,054 shares of Series B preferred stock (the “Series B warrant”) in connection with a 2016 credit facility. The Series B warrant is immediately exercisable at an exercise price of $4.30 per share and has an expiration date of February 2026. The relative fair value of the Series B warrant at issuance was recorded as a debt issuance cost within other non-current liabilities upon issuance. The fair value of the Series B warrant was less than $0.1 million as of December 31, 2022 and as of July 18, 2023, when the Series B warrant was reclassified from warrant liability to additional paid-in capital, upon the warrant becoming exercisable into shares of Complete Solaria Common Stock upon the close of the Mergers. Prior to its reclassification from equity to a liability during 2023, the changes in fair value were recorded in other income (expense), net on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the thirteen-weeks ended April 2, 2023.

Series C Warrants (Converted to Common Stock Warrants)

In July 2016, the Company issued a warrant to purchase 148,477 shares of Series C preferred stock (the “Series C warrant”) in connection with the Series C financing. The Series C warrant agreement also provided for an additional number of Series C shares calculated on a monthly basis commencing on June 2016 based on the principal balance outstanding of the notes payable outstanding. The maximum number of shares exercisable under the Series C warrant agreement is 482,969 shares of Series C preferred stock. The Series C warrant was immediately exercisable at an exercise price of $1.00 per share and has an expiration date of July 2026. The relative fair value of the Series C warrant at issuance was recorded as Series C preferred stock issuance costs and redeemable convertible preferred stock warrant liability and changes in the fair value of the warrant were recorded in other income (expense), net on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the thirteen-weeks ended April 2, 2023. The fair value of the Series C warrant was $2.3 million as of July 18, 2023, when the Series B warrant was reclassified from redeemable convertible preferred stock warrant liability to additional paid-in capital, upon the warrant becoming exercisable into shares of Complete Solaria Common Stock.

Series C-1 Warrants (Converted to Common Stock Warrants)

In January 2020, the Company issued a warrant to purchase 173,067 shares of common stock in conjunction with the Series C-1 preferred stock financing. The warrant is immediately exercisable at an exercise price of $0.01 per share and has an expiration date of January 2030. The warrant remains outstanding as of March 31, 2024. At issuance, the relative fair value of the warrant was determined to be $0.1 million using the Black-Scholes model with the following weighted average assumptions: expected term of 10 years; expected volatility of 62.5%; risk-free interest rate of 1.5%; and no dividend yield. The fair value of the warrant was recorded within additional paid-in capital on the unaudited condensed consolidated balance sheets. The warrant is not remeasured in future periods as it meets the conditions for equity classification.

SVB Common Stock Warrants

In May and August 2021, the Company issued warrants to purchase 2,473 and 2,525 shares of common stock, respectively, in conjunction with the Fifth and Sixth Amendments to the Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”). The warrants are immediately exercisable at exercise prices of $0.38 and $0.62 per share, respectively, and have expiration dates in 2033. The warrants remain outstanding as of March 31, 2024. At issuance, the relative fair value of the warrants was determined to be less than $0.1 million in aggregate using the Black-Scholes model with the following weighted average assumptions: expected term of 12 years; expected volatility of 73.0%; risk-free interest rate of 1.7% and 1.3% for the May and August 2021 warrants, respectively; and no dividend yield. The fair value of the warrant was recorded within additional paid-in-capital on the accompanying unaudited condensed consolidated balance sheets. The warrants are not remeasured in future periods as they meet the conditions for equity classification.

Promissory Note Common Stock Warrants

In October 2021, the Company issued a warrant to purchase 24,148 shares of common stock in conjunction with the issuance of a short-term promissory note. The warrant is immediately exercisable at an exercise price of $0.01 per share and has an expiration date of October 2031. The warrant remains outstanding as of March 31, 2024. At issuance, the relative fair value of the warrant was determined to be less than $0.1 million using the Black-Scholes model with the following weighted average assumptions: expected term of 10 years; expected volatility of 73.0%; risk-free interest rate of 1.5%; and no dividend yield. The fair value of the warrant was recorded within additional paid-in capital on the unaudited condensed consolidated balance sheets. The warrant is not remeasured in future periods as it meets the conditions for equity classification.

November 2022 Common Stock Warrants

In November 2022, the Company issued a warrant to a third-party service provider to purchase 78,962 shares of common stock in conjunction with the Business Combination. The warrant was immediately exercisable at an exercise price of $8.00 per share and had an expiration date of April 2024. In May 2023, the Company amended the warrant, modifying (i) the shares of common stock to be purchased to 31,680, (ii) the exercise price to $0.01, and (iii) the expiration date to the earlier of October 2026 or the closing of an IPO. The impact of the modification was not material to the unaudited condensed consolidated financial statements. At issuance and upon the modification, the relative fair value of the warrant was determined to be $0.1 million using the Black-Scholes model with the following weighted average assumptions: expected term of 1.5 years; expected volatility of 78.5%; risk-free interest rate of 4.7%; and no dividend yield. The fair value of the warrant was recorded within additional paid-in capital on the unaudited condensed consolidated balance sheets. The warrant is not remeasured in future periods as it meets the conditions for equity classification. Upon the Closing of the Mergers, the warrant was net exercised into 31,680 shares of Complete Solaria Common Stock.

July 2023 Common Stock Warrants

In July 2023, the Company issued a warrant to a third-party service provider to purchase 38,981 shares of the Company’s common stock in exchange for services provided in obtaining financing at the Closing of the Mergers. The warrant is immediately exercisable at a price of $0.01 per share and has an expiration date of July 2028. At issuance, the fair value of the warrant was determined to be $0.2 million, based on the intrinsic value of the warrant and the $0.01 per share exercise price. As the warrant is accounted for as an equity issuance cost, the warrant is recorded within additional paid-in capital on the unaudited condensed consolidated balance sheets. The warrant is not remeasured in future periods as it meets the conditions for equity classification.

Warrant Consideration

In July 2023, in connection with the Mergers, the Company issued 6,266,572 warrants to purchase Complete Solaria Common Stock to holders of Legacy Complete Solaria Redeemable Convertible Preferred Stock, Legacy Complete Solaria Common Stock. The exercise price of the common stock warrants is $11.50 per share and the warrants expire 10 years from the date of the Mergers. The warrant consideration was issued as part of the close of the Mergers and was recorded within additional paid-in capital, net of the issuance costs of the Mergers. As of March 31, 2024, all warrants issued as warrant consideration remain outstanding.

(13)	Borrowings and SAFE Agreements

The Company’s borrowings consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2024	2023
2018 Bridge Notes	$11,376	$11,031
Revolver Loan	5,290	5,168
Secured Credit Facility	12,699	12,158
Polar Settlement Agreement	—	300
Total Notes payable	29,365	28,657
Debt in CS Solis	35,840	33,280
Total notes payable and convertible notes, net	65,205	61,937
Less current portion	(65,205)	(61,937)
Notes payable and convertible notes, net of current portion	$—	$—

Notes Payable

2018 Bridge Notes

In December 2018, Solaria Corporation issued senior subordinated convertible secured notes (“2018 Notes”) totaling approximately $3.4 million in exchange for cash. The notes bear interest at the rate of 8% per annum and the investors are entitled to receive twice the face value of the 2018 Notes at maturity. The 2018 Notes are secured by substantially all of the assets of Solaria Corporation. In 2021, the 2018 Notes were amended extending the maturity date to December 13, 2022. In connection with the 2021 amendment, Solaria had issued warrants to purchase shares of Series E-1 redeemable convertible preferred stock of Solaria. The warrants were exercisable immediately in whole or in part at and expire on December 13, 2031. As part of the Business Combination with Complete Solar, all the outstanding warrants issued to the lenders were assumed by the parent company, Complete Solaria. The 2018 Notes are secured by substantially all of the assets of Complete Solaria.

In December 2022, the Company entered into an amendment to the 2018 Bridge Notes extending the maturity date from December 13, 2022 to December 13, 2023, and the 2018 Notes remain outstanding as of March 31, 2024. In connection with the amendment, the 2018 Notes will continue to bear interest at 8% per annum and are entitled to an increased repayment premium from 110% to 120% of the principal and accrued interest at the time of repayment.

The Company concluded that the amendment represented a troubled debt restructuring as the Company was experiencing financial difficulty, and the amended terms resulted in a concession to the Company. As the future undiscounted cash payments under the modified terms exceeded the carrying amount of the 2018 Notes on the date of modification, the modification was accounted for prospectively. The incremental repayment premium is being amortized to interest expense using the effective interest rate method. As of March 31, 2024 and December 31, 2023, the carrying value of the 2018 Notes was $11.4 million and $11.0 million, respectively. Interest expense recognized for the thirteen-week periods ended March 31, 2024 and April 2, 2023 was $0.3 million and $0.3 million, respectively. As of March 31, 2024, the carrying value of the 2018 Notes approximates their fair value.

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

In the years ended December 31, 2022 and December 31, 2021, Solaria entered into several Amended and Restated Loan and Security Agreements with SCI to forbear SCI from exercising any rights and remedies available to it as a result of the Company not meeting certain Financial Covenants required by the Original Agreement. As a result of these amendments changes were made to the Financial Covenants, and Solaria recorded a total of $1.9 million in amendment fees which amount was recorded in Other Liabilities, and this liability was included in the assumed liabilities for purchase price accounting.

Solaria had historically issued warrants to purchase shares of Series E-1 redeemable convertible preferred stock of Solaria (“SCI Series E-1 warrants”). The warrants were fully exercisable in whole or in part at any time during the term of the Original agreement. As part of the Business Combination with Complete Solar, all the outstanding SCI Series E-1 warrants were assumed by the parent company, Complete Solaria.

The Revolving Loan outstanding on the date of the Business Combination was fair valued at $5.0 million for the purpose of purchase price accounting. The Revolving Loan principal balance at March 31, 2024 and December 31, 2023 amounted to $5.3 million and $5.1 million, respectively. Interest expense recognized for the thirteen-week periods ended March 31, 2024 and April 2, 2023 was $0.1 million and $0.1 million, respectively. The Company was in compliance with all the Financial Covenants as of March 31, 2024.

In October 2023, the Company entered into an Assignment Agreement whereby Structural Capital Investments III, LP assigned the SCI debt to Kline Hill Partners Fund LP, Kline Hill Partners IV SPV LLC, Kline Hill Partners Opportunity IV SPV LLC, (collectively “Kline Hill”) and Rodgers Massey Revocable Living Trust for a total purchase price of $5.0 million. The Company has identified this arrangement as a related party transaction, as discussed in Note 18 – Related Party Transactions. The SCI Revolving Loan continued to remain outstanding as of March 31, 2024 and is currently being renegotiated. On May 1, 2024, the Company entered into an agreement with Kline Hill that will cancel this obligation upon satisfaction of certain events. Refer to Note 1 - Subsequent Events for further details.

Secured Credit Facility

In December 2022, the Company entered into a secured credit facility agreement with Kline Hill Partners IV SPV LLC and Kline Hill Partners Opportunity IV SPV LLC (“Secured Credit Facility”). The Secured Credit Facility agreement allows the Company to borrow up to 70% of the net amount of its eligible vendor purchase orders with a maximum amount of $10.0 million at any point in time. The purchase orders are backed by relevant customer sales orders which serves as collateral. The amounts drawn under the Secured Credit Facility may be reborrowed provided that the aggregate borrowing does not exceed $20.0 million. The repayment under the Secured Credit Facility is the borrowed amount multiplied by 1.15x if repaid within 75 days and borrowed amount multiplied by 1.175x if repaid after 75 days. The Company may prepay any borrowed amount without premium or penalty. Under the original terms, the Secured Credit Facility agreement was due to mature in April 2023. The Company is in the process of amending the Secured Credit Facility agreement to extend its maturity date.

At March 31, 2024, the balance outstanding was $12.7 million, including accrued financing cost of $5.0 million, and as of December 31, 2023, the balance outstanding was $12.2 million, including accrued financing cost of $4.5 million. The Company recognized interest expense of $0.5 million and $1.7 million related to the Secured Credit Facility during the thirteen-weeks ended March 31, 2024 and April 2, 2023, respectively. As of March 31, 2024, the total estimated fair value of the Secured Credit Facility approximated its carrying value. On May 1, 2024, the Company entered into an agreement with Kline Hill that will cancel this obligation upon satisfaction of certain events. Refer to Note 19 - Subsequent Events for further details.

Polar Settlement Agreement

In September 2023, in connection with the Mergers, the Company entered into a settlement and release agreement with Polar Multi-Strategy Master Fund (“Polar”) for the settlement of a working capital loan that had been made by Polar to the Sponsor, prior to the closing of the Mergers. The settlement agreement required the Company to pay Polar $0.5 million in ten equal monthly installments and did not accrue interest. As of December 31, 2023, the balance owed to Polar was $0.3 million all of which was paid in the period ended March 31, 2024.

Debt in CS Solis

As part of the Reorganization described in Note 1(a) Organization - Description of Business and Note 12 - Warrants, the Company received cash and recorded debt for an investment by Carlyle. The investment was made pursuant to a subscription agreement, under which Carlyle contributed $25.6 million in exchange for 100 Class B Membership Units of CS Solis and the Company contributed the net assets of Complete Solar, Inc. in exchange for 100 Class A Membership Units. The Class B Membership Units are mandatorily redeemable by the Company on the three-year anniversary of the effective date of the CS Solis amended and restated LLC agreement (February 14, 2025). The Class B Membership Units accrue interest that is payable upon redemption at a rate of 10.5% (which is structured as a dividend payable based on 25% of the investment amount measured quarterly), compounded annually, and subject to increases in the event the Company declares any dividends. In connection with the investment by Carlyle, the Company issued Carlyle a warrant to purchase 5,978,960 shares of the Company’s common stock at a price of $0.01 per share, of which, the purchase of 4,132,513 shares of the Company’s common stock is immediately exercisable. The Company has accounted for the mandatorily redeemable investment from Carlyle in accordance with ASC 480, Distinguishing Liabilities from Equity, and has recorded the investment as a liability, which was accreted to its redemption value under the effective interest method. The Company has recorded the warrants as a discount to the liability. Refer to Note 11 – Common Stock, for further discussion of the warrants issued in connection with the Class B Membership Units.

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

The Carlyle Debt Modification Agreement accelerates the redemption date of the investment, which was previously February 14, 2025 and is now March 31, 2024 subsequent to the modification. The acceleration of the redemption date of the investment, resulted in the total redemption amount to be 1.3 times the principal at December 31, 2023. The redemption amount will increase to 1.4 times the original investment at March 31, 2024. Additionally, as part of the amendment, the parties entered into an amended and restated warrant agreement. As part of the Carlyle Warrant Amendment, Complete Solaria issued Carlyle a warrant to purchase up to 2,745,879 shares of Complete Solaria Common Stock at a price per share of $0.01, which is inclusive of the outstanding warrant to purchase 1,995,879 shares at the time of modification. The warrant, which expires on July 18, 2030, provides Carlyle with the right to purchase shares of Complete Solaria Common Stock based on (a) the greater of (i) 1,995,879 shares and (ii) the number of shares equal to 2.795% of Complete Solaria’s issued and outstanding shares of common stock, on a fully-diluted basis; plus (b) on and after the date that is ten (10) days after the date of the agreement, an additional 350,000 shares; plus (c) on and after the date that is thirty (30) days after the date of the agreement, if the original investment amount has not been repaid, an additional 150,000 shares; plus (d) on and after the date that is ninety (90) days after the date of the agreement, if the original investment amount has not been repaid, an additional 250,000 shares, in each case, of Complete Solaria Common Stock at a price of $0.01 per share. The warrants are classified as liabilities under ASC 815 and are recorded within warrant liability on the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.

The Company accounted for the modification of the debt due with CS Solis as a debt extinguishment in accordance with ASC 480 and ASC 470. As a result of the extinguishment, the Company recorded a loss on extinguishment, of $10.3 million in the thirteen-week period ended October 1, 2023. As of the modification date, the Company recorded the fair value of the new debt of $28.4 million as short-term debt with CS Solis. As of March 31, 2024, the debt has a redemption obligation of $35.8 million under the Carlyle Debt Modification Agreement. The debt in CS Solis is currently under negotiation.

The Company has recorded a liability of $35.8 million and $33.3 million included in short-term debt with CS Solis on its unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively. For the thirteen-week periods ended March 31, 2024 and April 2, 2023, the Company has recorded accretion of the liability as interest expense of $2.5 million and $0.8 million, respectively, and made no payments of interest expense. For the thirteen-week periods ended March 31, 2024 and April 2, 2023 the Company recorded amortization of issuance costs as interest expense of zero and $0.3 million, respectively. As of March 31, 2024, the total estimated fair value of the Company’s debt with CS Solis was $35.8 million, which was estimated based on Level 3 inputs.

SAFE Agreements

First SAFE

On January 31, 2024, the Company entered into a simple agreement for future equity (the “First SAFE”) with the Rodgers Massey Freedom and Free Markets Charitable Trust (the “Purchaser”), a related party, in connection with the Purchaser investing $1.5 million in the Company. The First SAFE does not accrued interest. The First SAFE was initially convertible into shares of the Company’s common stock, par value $0.0001 per share, upon the initial closing of a bona fide transaction or series of transactions with the principal purpose of raising capital, pursuant to which the Company would have issued and sold shares of its common stock at a fixed valuation (an “Equity Financing”), at a per share conversion price which was equal to the lower of (i)(a) $53.54 million divided by (b) the Company’s capitalization immediately prior to such Equity Financing (such conversion price, the “SAFE Price”), and (ii) 80% of the price per share of its common stock sold in the Equity Financing. If the Company consummated a change of control prior to the termination of the First SAFE, the Purchaser would have been automatically entitled to receive a portion of the proceeds of such liquidity event equal to the greater of (i) $1.5 million and (ii) the amount payable on the number of shares of common stock equal to (a) $1.5 million divided by (b)(1) $53.54 million divided by (2) the Company’s capitalization immediately prior to such liquidity event (the “Liquidity Price”), subject to certain adjustments as set forth in the First SAFE. The First SAFE was convertible into a maximum of 1,431,297 shares of the Company’s common stock, assuming a per share conversion price of $1.05, which is the product of (i) $1.31, the closing price per share of the Company’s common stock on January 31, 2024, multiplied by (ii) 80%. On April 21, 2024, the Company entered into an amendment of the First SAFE which resulted in the First SAFE into shares of the Company’s common stock. Refer to Note 19 – Subsequent Events for further details.

Second SAFE

On February 15, 2024, the Company entered into a simple agreement for future equity (the “Second SAFE” and together with the First SAFE, the “SAFEs”) with the Purchaser, a related party, in connection with the Purchaser investing $3.5 million in the Company. The First SAFE does not accrued interest. The Second SAFE was initially convertible into shares of the Company’s common stock upon the initial closing of an Equity Financing at a per share conversion price which was equal to the lower of (i) the SAFE Price, and (ii) 80% of the price per share of Common Stock sold in the Equity Financing. If the Company consummated a change of control prior to the termination of the Second SAFE, the Purchaser would have been automatically entitled to receive an amount equal to the greater of (i) $3.5 million and (ii) the amount payable on the number of shares of Common Stock equal to $3.5 million divided by the Liquidity Price, subject to certain adjustments as set forth in the Second SAFE. The Second SAFE was convertible into a maximum of 3,707,627 shares of the Company’s common stock, assuming a per share conversion price of $0.94, which is the product of (i) $1.18, the closing per share price of its common stock on February 15, 2024, multiplied by (ii) 80%. On April 21, 2024, the Company entered into an amendment of the Second SAFE which resulted in the conversion of the Second SAFE into shares of the Company’s common stock. Refer to Note 19 – Subsequent Events for further details.

(14)	Stock-Based Compensation

In July 2023, the Company’s board of directors adopted and stockholders approved the 2023 Incentive Equity Plan (the “2023 Plan”). The 2023 Plan became effective immediately upon the closing of the Amended and Restated Business Combination Agreement. Initially, a maximum number of 8,763,322 shares of Complete Solaria common stock may be issued under the 2023 Plan. In addition, the number of shares of Complete Solaria common stock reserved for issuance under the 2023 Plan will automatically increase on January 1 of each year, starting on January 1, 2024 and ending on January 1, 2033, in an amount equal to the lesser of (1) 4% of the total number of shares of Complete Solaria’s common stock outstanding on December 31 of the preceding year, or (2) a lesser number of shares of Complete Solaria Common Stock determined by Complete Solaria’s board of directors prior to the date of the increase. The maximum number of shares of Complete Solaria common stock that may be issued on the exercise of incentive stock options (“ISOs”) under the 2023 Plan is three times the number of shares available for issuance upon the 2023 Plan becoming effective (or 26,289,966 shares).

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

Under the Plans, the Company has granted service and performance-based stock options and restricted stock units (“RSUs”).

A summary of stock option activity for the thirteen-week period ended March 31, 2024 under the Plans is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding—December 31, 2023	11,716,646	$3.48	8.53	$2,756
Options granted	––	––
Options exercised	(31,176)	0.83
Options canceled	(307,198)	2.86
Outstanding—March 31, 2024	11,378,272	$3.50	8.25	$215
Vested and expected to vest—March 31, 2024	11,378,272	$3.50	8.25	$215
Vested and exercisable—March 31, 2024	4,536,233	$4.38	4.78	$139

A summary of RSU activity for the thirteen-week period ended March 31, 2024 under the Plan is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	58,097	$2.07
Granted	––	$––
Vested and released	––	$––
Cancelled or forfeited	––	$––
Unvested at March 31, 2024	58,097	$2.07

Stock-based compensation expense

The following table summarizes stock-based compensation expense and its allocation within the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Thirteen- Weeks Ended	Thirteen- Weeks Ended
	March 31, 2024	April 2, 2023
Cost of revenues	$27	$11
Sales and marketing	216	94
General and administrative	1,098	165
Total stock-based compensation expense from continuing operations	$1,341	$270

As of March 31, 2024, there was a total of $18.8 million and zero unrecognized stock-based compensation costs related to service-based options and RSUs, respectively. Such compensation cost is expected to be recognized over a weighted-average period of approximately 2.16 years for service-based options.

(15)	Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (the “ESPP Plan”) in connection with the consummation of the Mergers in July 2023. All qualified employees may voluntarily enroll to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock of the offering periods or the applicable purchase date. As of March 31, 2024, 2,628,996 shares were reserved for future issuance under the ESPP Plan.

(16)	Commitments and Contingencies

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

The Company accrues warranty costs when revenue is recognized for solar energy systems sales and panel sales, based primarily on the volume of new sales that contain warranties, historical experience with and projections of warranty claims, and estimated solar energy system and panel replacement costs. The Company records a provision for estimated warranty expenses in cost of revenues within the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. Warranty costs primarily consist of replacement materials and equipment and labor costs for service personnel.

Activity by period relating to the Company’s warranty provision was as follows (in thousands):

	Thirteen- Weeks Ended March 31, 2024	Year Ended December 31, 2023
Warranty provision, beginning of period	$4,849	$3,981
Accruals for new warranties issued	265	2,968
Settlements	(250)	(2,100)
Warranty provision, end of period	$4,864	$4,849
Warranty provision, current	$1,448	$1,433
Warranty provision, noncurrent	$3,416	$3,416

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

Legal Matters

The Company is a party to various legal proceedings and claims which arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the reasonably possible loss. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred. Although claims are inherently unpredictable, the Company is not aware of any matters that may have a material adverse effect on its business, financial position, results of operations, or cash flows. The Company has recorded zero and $7.9 million as a loss contingency in accrued expenses and other current liabilities on its unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively, primarily associated with the pending settlement of the following legal matters.

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

On May 11, 2023, SolarPark filed a motion for preliminary injunction to seek an order restraining the Company from using or disclosing SolarPark’s trade secrets, making or selling shingled modules other than those produced by SolarPark, and from soliciting solar module manufacturers to produce shingled modules using Solaria’s shingled patents. On May 18, 2023, the Company responded by filing a motion for partial dismissal and stay. On June 1, 2023, SolarPark filed an opposition to the Company’s motion for dismissal and stay and a reply in support of their motion for preliminary injunction. On June 8, 2023, the Company replied in support of its motion for partial dismissal and stay. On July 11, 2023, the court conducted a hearing to consider SolarPark and the Company’s respective motions. On August 3, 2023, the court issued a ruling, which granted the preliminary injunction motion with respect to any purported misappropriation of SolarPark’s trade secrets. The court’s ruling does not prohibit the Company from producing shingled modules or from utilizing its own patents for the manufacture of shingled modules. The court denied SolarPark’s motion seeking a defamation injunction. The court denied the Company’s motion to dismiss and granted the Company’s motion to stay the entire litigation pending the arbitration in Singapore. On September 1, 2023, the Company filed a Limited Notice of Appeal to appeal the August 2023 order granting SolarPark’s motion for preliminary injunction. On September 26, 2023, the Company filed a Notice of Withdrawal of Appeal and will not appeal the Court’s Preliminary Injunction Order. No liability has been recorded in the Company’s unaudited condensed consolidated financial statements as the likelihood of a loss is not probable at this time.

Siemens Litigation

On July 22, 2021, Siemens filed a lawsuit in which Siemens alleged that the Company breached express and implied warranties under a purchase order that Siemens placed with the Company for a solar module system. Siemens claimed damages of approximately $6.9 million, inclusive of amounts of the Company’s indemnity obligations to Siemens, plus legal fees.

On February 22, 2024, the Court issued an order against the Company which awarded Siemens approximately $6.9 million, inclusive of the Company’s indemnity obligations to Siemens, plus legal fees, the amount of which will be determined at a later hearing. On March 15, 2024, Siemens filed a motion seeking to recover $2.67 million for attorneys’ fees, expenses, and pre-judgment interest. The Court will conduct a hearing on Siemens’ motion in late May 2024. Pending entry of a final judgment by the Court, the Company intends to appeal such judgment. The Company has recorded $6.9 million as a legal loss related to this litigation, excluding the $2.67 million for attorneys’ fees, expenses, and pre-judgment interest, in accrued expenses and other current liabilities on its unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.

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

Letters of Credit

The Company had $3.5 million of outstanding letters of credit related to normal business transactions as of March 31, 2024. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder. As discussed in Note 2 – Summary of Significant Accounting Policies, the cash collateral in these restricted cash accounts was $3.8 million and $3.8 million as of March 31, 2024 and December 31, 2023, respectively.

(17)	Basic and Diluted Net Loss Per Share

The Company uses the two-class method to calculate net loss per share. No dividends were declared or paid for the thirteen-week periods ended March 31, 2024 and April 2, 2023. Undistributed earnings for each period are allocated to participating securities, including the redeemable convertible preferred stock, based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. The Company’s basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average shares of common stock outstanding during periods with undistributed losses.

The unaudited basic and diluted shares and net loss per share for the thirteen-week period ended April 2, 2023 has been retroactively restated to give effect to the conversion of shares of legal acquiree’s convertible instruments into shares of legal acquiree common stock as though the conversion had occurred as of the beginning of the period. The retroactive restatement is consistent with the presentation on the accompanying unaudited condensed consolidated statements of stockholders’ deficit.

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the thirteen-week periods ended March 31, 2024 and April 2, 2023 (in thousands, except share and per share amounts):

	Thirteen- Weeks Ended March 31, 2024	Thirteen- Weeks Ended April 2, 2023
Numerator:
Net loss from continuing operations	$(9,588)	$(15,709)
Net loss from discontinued operations	––	(7,805)
Net loss	$(9,588)	$(23,514)
Denominator:
Weighted average common shares outstanding, basic and diluted	49,077,330	25,200,347
Net loss per share:
Continuing operations – basic and diluted	$(0.20)	$(0.62)
Discontinued operations – basic and diluted	$––	$(0.31)
Net loss per share – basic and diluted	$(0.20)	$(0.93)

The computation of basic and diluted net loss per share attributable to common stockholders is the same for the thirteen-week periods ended March 31, 2024 and April 2, 2023 because the inclusion of potential shares of common stock would have been anti-dilutive for the periods presented.

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been anti-dilutive:

	As of
	March 31, 2024	April 2, 2023
Common stock warrants	23,024,556	89,313
Preferred stock warrants	—	2,386,879
Stock options and RSUs issued and outstanding	11,436,369	9,714,894
Potential common shares excluded from diluted net loss per share	34,460,924	12,191,086

(18)	Related Party Transactions

From October 2022 through June 2023, the Company issued convertible promissory notes (“2022 Convertible Notes”) of approximately $33.3 million to various investors, out of which $12.1 million was issued to five related parties. Additionally, the Company acquired a related party convertible note, on the same terms as the 2022 Convertible Notes as part of the acquisition of Solaria, with a fair value of $6.7 million at the time of the acquisition. The related party debt is presented as convertible notes, net, due to related parties, noncurrent in the accompanying unaudited condensed consolidated balance sheets. The principal amount of the outstanding balance on the 2022 Convertible Notes accrues at 5.0%, compounded annually. For the thirteen-week periods ended March 31, 2024 and April 2, 2023, the Company has recognized zero and $0.4 million, respectively, in interest expense related to the related party 2022 Convertible Notes.

In June 2023, the Company received $3.5 million of prefunded PIPE proceeds from a related party investor in conjunction with the Company’s merger with Freedom Acquisition I Corp. In July 2023, in connection with the Mergers, in addition to the $3.5 million of related party PIPE proceeds noted above, the Company received additional PIPE proceeds from related parties of $12.1 million. In July 2023, in connection with the Mergers, the Company issued 120,000 shares to a related party as a transaction bonus. Refer to Note 1(a) – Description of Business and Note 4 – Reverse Recapitalization for further discussion.

In July 2023, the Company entered into a series of FPAs as described in Note 5 – Forward Purchase Agreements. In connection with the FPAs, the Company recognized other expense of $30.7 million for the fiscal year ended December 31, 2023 in connection with the issuance of 5,670,000 shares of Complete Solaria Common Stock to the related party FPA Sellers. The Company also recognized other income of $0.3 million in connection with the issuance of the FPAs with related parties. As of March 31, 2024, the Company has recognized a liability associated with the FPAs of $7.9 million due to related parties in its unaudited condensed consolidated balance sheets, and the Company has recognized other expense associated with the change in fair value of the FPA liability due to related parties of $4.7 million in its unaudited condensed consolidated statements of operations and comprehensive loss for the thirteen-weeks ended March 31, 2024.

In September 2023, in connection with the Mergers, the Company entered into a settlement and release agreement with a related party for the settlement of a working capital loan made to the Sponsor, prior to the closing of the Mergers. As part of the settlement agreement, the Company agreed to pay the related party $0.5 million as a return of capital, which is paid in ten equal monthly installments and does not accrue interest. The Company paid $0.2 million in 2023 and the remaining balance of $0.3 million was paid in the thirteen-week period ended March 31, 2024.

The SAFEs, as described in Note 13 – Borrowing Arrangements, entered into in January 2024 and February 2024 were with the Rodgers Massey Freedom and Free Markets Charitable Trust, a related party. The Company received proceeds from the SAFEs totaling $5.0 million in exchange for debt that was subsequently converted into shares of the Company’s common stock as discussed in Note 19 – Subsequent Events.

There were no other material related party transactions during the thirteen-week periods ended March 31, 2024 and April 2, 2023.

(19)	Subsequent Events

Amendment to SAFEs Agreements

As described in Note 13 – Borrowing Arrangements, the Company’s SAFEs were convertible into shares of the Company’s common stock upon the initial closing of an Equity Financing. On April 21, 2024, the Company entered into an amendment for each of its First SAFE and Second SAFE to convert the invested amounts into shares of the Company’s common stock.

The conversion share price was $0.36, calculated as the product of (i) $0.45, the closing price of the Common Stock on April 19, 2024, multiplied by (ii) 80%. The First SAFE and Second SAFE converted into 4,166,667 and 9,722,222 shares of the Company’s common stock, respectively.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule; Minimum Bid Price Requirement

On April 16, 2024, the Company received written notice (the “Notice”) from the Nasdaq Stock Market, LLC (“Nasdaq”) notifying the Company that it is not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Market. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days.

The Notice does not impact the listing of the Company’s common stock on The Nasdaq Global Market at this time. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of ten consecutive business days before October 14, 2024. In the event that the Company does not regain compliance within this 180-day period, the Company may be eligible to seek an additional compliance period of 180 calendar days if it meets the continued listing requirement for the market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and provides written notice to Nasdaq of its intent to cure the deficiency during this second compliance period by effecting a reverse stock split if necessary. However, if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice to the Company that its common stock will be subject to delisting.

The Company intends to actively monitor the closing bid price of its common stock and will evaluate available options to regain compliance with the minimum bid price requirement.

Amendments to Forward Purchase Agreements

On May 7 and 8, 2024, respectively, the Company entered into separate amendments to the Forward Purchase Agreements (the collectively the “Second Amendments”) with Sandia (the “Sandia Second Amendment”) and Polar (the “Polar Second Amendment”). The Second Amendments lower the reset price of each Forward Purchase Agreement from $3.00 to $1.00 per share and amend the VWAP Trigger Event provision to read as “After December 31, 2024, an event that occurs if the VWAP Price, for any 20 trading days during a 30 consecutive trading day-period, is below $1.00 per Share.”. The Sandia Second Amendment is not effective until the Company executes similar amendments with both Polar and Meteora.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule; Minimum Market Value of Listed Securities

On April 16, 2024, the Company received a letter (the “Letter”) from the staff at Nasdaq notifying the Company that, for the 30 consecutive trading days prior to the date of the Letter, the Company’s common stock had traded at a value below the minimum $50,000,000 “Market Value of Listed Securities” (“MVLS”) requirement set forth in Nasdaq Listing Rule 5450(b)(2)(A), which is required for continued listing of the Company’s common stock on The Nasdaq Global Market. The Letter is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on Nasdaq.

In accordance with Nasdaq listing rule 5810(c)(3)(C), the Company has 180 calendar days, or until October 14, 2024, to regain compliance. The Letter notes that to regain compliance, the Company’s common stock must trade at or above a level such that the Company’s MVLS closes at or above $50,000,000 for a minimum of ten consecutive business days during the compliance period, which ends October 14, 2024. The Letter further notes that if the Company is unable to satisfy the MVLS requirement prior to such date, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that the Company then satisfies the requirements for continued listing on that market).

If the Company does not regain compliance by October 14, 2024, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a hearings panel.

The Company intends to actively monitor the Company’s MVLS between now and October 14, 2024, and may, if appropriate, evaluate available options to resolve the deficiency and regain compliance with the MVLS requirement. While the Company is exercising diligent efforts to maintain the listing of its securities on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.

Entry into a Definitive Agreement to Cancel Debt in Exchange for Equity and Other Consideration

On May 1, 2024, the Company entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) with Kline Hill providing for (a) the cancellation of all indebtedness owed to Kline Hill by the Company, termination of all debt instruments by and between the Company and Kline Hill, and the satisfaction of all obligations owed to Kline Hill by the Company under the terminated debt instruments, (b) the issuance of 9,800,000 shares of the Company’s common stock to Kline Hill, (c) the issuance of warrants (the “Kline Hill Warrants” and the shares issuable therefrom, the “Warrant Shares”) to Kline Hill to purchase up to 3,700,000 shares of the Company’s common stock, with an exercise price per share of $0.62 (the closing price per share of the Company’s common stock as reported on the Nasdaq Capital Market of the date of the Agreement), and (d) a one-time $3,750,000 cash payment to Kline Hill upon the earlier of (i) the Company achieving $100,000,000 of trailing twelve month revenue, or (ii) the Company achieving $10,000,000 of trailing twelve month EBITDA. The Kline Hill Warrants will be sold to Kline Hill at a price of $0.125 per Warrant Share. The closing of the foregoing transactions will occur when the following conditions are met: Carlyle executes an agreement to cancel all debt owed to Carlyle by the Company, and all debt owed to Carlyle and its affiliates by the Company is no longer outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our unaudited condensed consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2024, and related management’s discussion and analysis in Item 7 of the Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

Complete Solaria was formed in November 2022 through the merger of Complete Solar Holding Corporation, a Delaware corporation (“Complete Solar”), and The Solaria Corporation, a Delaware corporation (such entity, “Solaria,” and such transaction, the “Business Combination”). Founded in 2010, Complete Solar created a technology platform to offer clean energy products to homeowners by enabling a national network of sales partners and build partners. Our sales partners generate solar installation contracts with homeowners on our behalf. To facilitate this process, we provide the software tools, sales support and brand identity to its sales partners, making them competitive with national providers. This turnkey solution makes it easy for anyone to sell solar.

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

There is substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. They do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern.

Growth Strategy and Outlook

Complete Solaria’s growth strategy contains the following elements:

●	Increase revenue by expanding installation capacity and developing new geographic markets - We continue to expand our network of partners who will install systems resulting from sales generated by our sales partners. By leveraging this network of skilled builders, we aim to increase our installation capacity in our traditional markets and expand our offering into new geographies throughout the United States. This will enable greater sales growth in existing markets and create new revenue in expansion markets.

●	Increase revenue and margin by engaging national-scale sales partners - We aim to offer a turnkey solar solution to prospective sales partners with a national footprint. These sales partners include electric vehicle manufacturers, national home security providers, and real estate brokerages. We expect to create a consistent offering with a single execution process for such sales partners throughout their geographic territories. These national accounts have unique customer relationships that we believe will facilitate meaningful sales opportunities and low cost of acquisition to both increase revenue and improve margin.

The Mergers

We entered into an Amended and Restated Business Combination Agreement with Jupiter Merger Sub I Corp., a Delaware corporation and a wholly owned subsidiary of Freedom Acquisition I Corp. (“FACT”) (“First Merger Sub”), Jupiter Merger Sub II LLC, a Delaware limited liability company and a wholly owned subsidiary of FACT (“Second Merger Sub”), and Solaria on October 3, 2022 (“Merger”). The Merger was consummated on July 18, 2023. Upon the terms and subject to the conditions of the Merger, (i) First Merger Sub merged with and into Complete Solaria with Complete Solaria surviving as a wholly-owned subsidiary of FACT (the “First Merger”), (ii) immediately thereafter and as part of the same overall transaction, Complete Solaria merged with and into Second Merger Sub, with Second Merger Sub surviving as a wholly-owned subsidiary of FACT (the “Second Merger”), and FACT changed its name to “Complete Solaria, Inc.” and Second Merger Sub changed its name to “CS, LLC” and (iii) immediately after the consummation of the Second Merger and as part of the same overall transaction, Solaria merged with and into a newly formed Delaware limited liability company and wholly-owned subsidiary of FACT and changed its name to “The SolarCA LLC” (“Third Merger Sub”), with Third Merger Sub surviving as a wholly-owned subsidiary of FACT (the “Additional Merger”, and together with the First Merger and the Second Merger, the “Mergers”).

The Mergers between Complete Solaria and FACT has been accounted for as a reverse recapitalization. Under this method of accounting, FACT is treated as the acquired company for financial statement reporting purposes. This determination was primarily based on us having a majority of the voting power of the post-combination company, our senior management comprising substantially all of the senior management of the post-combination company, and our operations comprising the ongoing operations of the post-combination company. Accordingly, for accounting purposes, the Mergers have been treated as the equivalent of a capital transaction in which Complete Solaria is issuing stock for the net assets of FACT. The net assets of FACT have been stated at historical cost, with no goodwill or other intangible assets recorded.

Disposal Transaction

In October 2023, we completed the sale of our solar panel business (“Disposal Transaction”) to Maxeon, Inc. (“Maxeon”), pursuant to the terms of an asset purchase agreement (“Disposal Agreement”). Under the terms of the Disposal Agreement, Maxeon agreed to acquire certain assets and employees of Complete Solaria, for an aggregate purchase price of approximately $11.0 million consisting of 1,100,000 shares of Maxeon ordinary shares. As of December 31, 2023, we had sold all the shares of Maxeon and recorded a loss of $4.2 million.

As part of the Disposal Transaction, we determined that the criteria were met for the “held for sale” and discontinued operations classifications as of the end of our third fiscal quarter in 2023 as the divestiture represented a strategic shift in our business. We recorded an impairment charge of $147.5 million associated with the recording of the assets as held for sale during the year ended December 31, 2023.

Below we have discussed our historical results of continuing operations which excludes product revenues and related metrics of our solar panel business, as all results of operations associated with the solar panel business have been presented as discontinued operations, unless otherwise noted.

Key Financial Definitions/Components of Results of Operations

Revenues

We generate revenue by providing customer solar solutions through a standardized platform to our residential solar providers and companies to facilitate the sale and installation of solar energy systems. Our contracts consist of two performance obligations; solar installation services and post-installation services that are performed prior to inspection by the authority having jurisdiction. The majority of our service revenue is recognized at a point in time upon the completion of the installation, and the remainder is recognized upon inspection. Service revenue is recognized net of a reserve for the performance guarantee of solar output.

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

As part of our service revenue, we also enter into contracts to provide our software enhanced service offerings, including design and proposal services to customers that include solar installers and solar sales organizations. We perform these leveraging our HelioQuoteTM platform and other software tools to create computer aided drawings, structural letters, and electrical reviews for installers and proposals for installers. We charge a fixed fee per service offering, which we recognize in the period the service is performed.

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

Other Income (Expense), Net

Other income (expense), net consists of changes in the fair value of our convertible notes, the impact of debt extinguishment, changes in the fair value of stock warrant liabilities and forward purchase agreements and other costs.

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

In addition, the global supply chain and our industry have experienced significant disruptions in recent periods. We have seen supply chain challenges and logistics constraints increase, including shortages of panels, inverters, batteries and associated component parts for inverters and solar energy systems available for purchase, which materially impacted our results of operations. In an effort to mitigate unpredictable lead times, we experienced a substantial build up in inventory on hand commencing in early 2022 in response to global supply chain constraints. In certain cases, the global supply chain constraints have caused delays in critical equipment and inventory, longer lead times, and has resulted in cost volatility. These shortages and delays can be attributed in part to the residual effects of the COVID-19 pandemic and resulting government action, as well as broader macroeconomic conditions, and have been exacerbated by the conflicts in Ukraine and Israel. While we believe that a majority our suppliers have secured sufficient supply to permit them to continue delivery and installations through the end of March 2025, if these shortages and delays persist, they could adversely affect the timing of when battery energy storage systems can be delivered and installed, and when (or if) we can begin to generate revenue from those systems. If any of our suppliers of solar modules experienced disruptions in the supply of the modules’ component parts, for example semiconductor solar wafers or inverters, this may decrease production capabilities and restrict our inventory and sales. In addition, we have experienced and are experiencing varying levels of volatility in costs of equipment and labor resulting in part from disruptions caused by general global economic conditions. While inflationary pressures have resulted in higher costs of products, in part due to an increase in the cost of the materials and wage rates, these additional costs have been offset by the related rise in electricity rates.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances, changes in the accounting estimates are reasonably likely to occur from period-to-period. Actual results could differ significantly from our estimates. Our future financial statements will be affected to the extent that our actual results materially differ from these estimates. For further information on all of our significant accounting policies, see Note 2 - Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Revenue - Solar Energy System Installations

The majority of our revenue is generated from the installation of solar energy systems. We identify two performance obligations, which include installation services and post-installation services, and we recognize revenue when control transfers to the customer, upon the completion of the installation and upon the solar energy system passing inspection by the authority having jurisdiction, respectively. We apply judgment in allocating the transaction price between the installation and post-installation performance obligations, based on the estimated costs to perform our services. Changes in such estimates could have a material impact on the timing of our revenue recognition.

Our contracts with customers generally contain a performance guarantee of system output, and we will issue payments to customers if output falls below contractually stated thresholds over the performance guarantee period, which is typically 10 years. We apply judgment in estimating the reduction in revenue associated with the performance guarantee, which historically has not been material. However, due to the long-term nature of the guarantee, changes in future estimates could have a material impact on the estimate of our revenue reserve.

Revenue - Software Enhanced Services

We recognize revenue from software enhanced services, which include proposals generated from our HelioQuoteTM platform and design services performed using internally developed and external software applications. We contract with solar installers to generate proposals, and we contract with solar sales entities to perform design services for their potential customers. Under each type of customer contract, we generate a fixed number of proposals or designs for the customer in the month the services are contracted. Contracts with customers are enforceable on a month-to-month basis and we recognize revenue each month based on the volume of services performed.

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

We estimate the grant-date fair value of stock options using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock prior to the Mergers, the expected term of the option, the expected volatility of the price of our common stock and expected dividend yield. We determine these inputs as follows:

●	Expected Term-Expected term represents the period that our stock-based awards are expected to be outstanding and is determined using the simplified method.

●	Expected Volatility-Expected volatility is estimated by studying the volatility of comparable public companies for similar terms.

●	Expected Dividend-The Black-Scholes valuation model calls for a single expected dividend yield as an input. We have never paid dividends and have no plans to pay dividends.

●	Risk-Free Interest Rate - We derive the risk-free interest rate assumption from the U.S. Treasury’s rates for the U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued.

If any assumptions used in the Black-Scholes option pricing model change significantly, stock-based compensation for future awards may differ materially compared to the awards granted previously. For the thirteen-week periods ended March 31, 2024 and April 2, 2023, stock-based compensation expense was $1.3 million and $1.0 million, respectively, of which zero and $0.7 million, respectively, related to discontinued operations. As of March 31, 2024, we had approximately $18.8 million of total unrecognized stock-based compensation expense related to stock options.

Recent Accounting Pronouncements

A discussion of recently issued accounting standards applicable to Complete Solaria is described in Note 2 - Summary of Significant Accounting Policies, in the accompanying notes to the unaudited condensed consolidated financial statements.

Results of Operations

Thirteen-weeks ended March 31, 2024 compared to the thirteen-weeks ended April 2, 2023

The following table sets forth our unaudited statements of operations data for the thirteen-weeks ended March 31, 2024 and the thirteen-weeks ended April 1, 2023. We have derived this data from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The results of historical periods are not necessarily indicative of the results of operations for any future period.

(in thousands)	Thirteen- Weeks Ended March 31, 2024	Thirteen- Weeks Ended April 2, 2023	$ Change	% Change
Revenues	$10,040	$16,677	$(6,637)	(40)%
Cost of revenues(1)	7,757	13,827	(6,070)	(44)%
Gross profit	2,283	2,850	(567)	(20)%
Gross margin %	23%	17%
Operating expenses:
Sales commissions	3,116	5,677	(2,561)	(45)%
Sales and marketing(1)	1,618	683	935	137%
General and administrative(1)	5,093	8,913	(3,820)	(43)%
Total operating expenses	9,827	15,273	(5,446)	(36)%
Loss from continuing operations	(7,544)	(12,423)	4,879	(39)%
Interest expense(2)	(3,568)	(3,611)	43	(1)%
Interest income	6	8	(2)	(25)%
Other income, net(3)	1,519	317	1,202	379%
Loss from continuing operations before taxes	(9,587)	(15,709)	6,122	(39)%
Income tax provision	(1)	—	(1)	* %
Net loss from continuing operations	$(9,588)	$(15,709)	$6,121	(39)%

*	Percentage change not meaningful

(1)	Includes stock-based compensation expense as follows (in thousands):

	Thirteen- Weeks Ended March 31, 2024	Thirteen- Weeks Ended April 2, 2023
Cost of revenues	$27	$11
Sales and marketing	216	94
General and administrative	1,098	165
Total stock-based compensation expense from continuing operations	$1,341	$270

(2)	Includes interest expense to related party of zero and $0.2 million during the thirteen-weeks ended March 31, 2024 and April 1, 2023, respectively.

(3)	Includes other income (expense), net from related parties of $4.7 million and zero during the thirteen-weeks ended March 31, 2024 and April 2, 2023, respectively.

Revenues

We disaggregate our revenues based on the following types of services (in thousands):

	Thirteen-Weeks Ended	Thirteen-Weeks Ended
	March 31, 2024	April 2, 2023	$ Change	% Change
Solar energy system installations	$9,922	$15,843	$(5,921)	(37%)
Software enhanced services	118	834	(716)	(86)%
Total revenue	$10,040	$16,677	$(6,637)	(40)%

Revenues from solar energy system installations for the thirteen-weeks ended March 31, 2024 was $9.9 million compared to $15.8 million for the thirteen-weeks ended April 2, 2023. The decrease in solar energy system installation revenues of $5.9 million was primarily due to a decrease in the volume of solar energy system installations.

Revenues from software enhanced services for the thirteen-weeks ended March 31, 2024 was $0.1 million compared to $0.8 million for the thirteen-weeks ended April 2, 2023. The decrease was the result of a shift in focus towards solar energy installations.

Cost of Revenues

Cost of revenues for the thirteen-weeks ended March 31, 2024 was $7.8 million compared to $13.8 million for the thirteen-weeks ended April 2, 2023. The decrease in cost of revenues of $6.0 million, or 44%, was primarily due to the decrease in revenue of 40% and emphasis on managing costs.

Gross Margin

Gross margin for the thirteen-weeks ended March 31, 2024 was 23% compared to 17% for the thirteen-weeks ended April 2, 2023. The improvement in gross margin was principally attributable to managing costs.

Sales Commissions

Sales commissions for the thirteen-weeks ended March 31, 2024 was $3.1 million compared to $5.7 million for the thirteen-weeks ended April 2, 2023. The decrease of $2.6 million, or 45%, was primarily due to the decrease in revenues.

Sales and Marketing

Sales and marketing expense for the thirteen-weeks ended March 31, 2024 was $1.6 million compared to $0.7 million for the thirteen-weeks ended April 2, 2023. The increase is attributable to an increase of $0.6 million in payroll, an increase of $0.2 million in travel related expenses.

General and Administrative

General and administrative costs for the thirteen-weeks ended March 31, 2024 was $5.1 million compared to $8.9 million for the thirteen-weeks ended April 2, 2023. The decrease was primarily attributed to decrease in bad debt expense of $2.4 million, decrease of $2.1 million in Outside Services, and an increase in stock-based compensation costs of $0.6 million.

Interest Expense

Interest expense remained unchanged in the amount of $3.6 million for the thirteen-weeks ended March 31, 2024 and April 2, 2023.

Other Income, Net

Other income, net for the thirteen-weeks ended March 31, 2024 increased by $1.2 million compared to the thirteen-weeks ended April 2, 2023. Other income, net in the thirteen-weeks ended March 31, 2024 was income of $1.5 million and was comprised of $7.2 million of income arising partially offset by $5.6 million of expense relating to changes in the fair value of our forward purchase agreements and $0.1 million relating to the residual costs of the disposed Solaria business.

Other income, net for the thirteen-weeks ended April 2, 2023 was income of $0.3 million and was comprised of $0.2 million change in the fair value of liability-classified warrants and $.1 million related to the Solaria discontinued operations.

Net Loss from Continuing Operations

As a result of the factors discussed above, our net loss from continuing operations for the thirteen-weeks ended March 31, 2024 was $9.6 million, a decrease of $6.1 million, as compared to a net loss from continuing operations of $15.7 million for the thirteen-weeks ended April 2, 2023.

Liquidity and Capital Resources

Since our inception, we have incurred losses and negative cash flows from operations. We incurred a net loss of $9.6 million during the thirteen-weeks ended March 31, 2024, and had an accumulated deficit of $364.5 million and current debt of $65.2 million as of March 31, 2024. We had cash and cash equivalents of $1.8 million as of March 31, 2024, which were held for working capital expenditures. We believe our operating losses and negative operating cash flows will continue into the foreseeable future. We have financed our operations primarily through sales of equity securities, issuance of convertible notes and cash generated from operations. Our cash equivalents are on deposit with major financial institutions. Our cash position raises substantial doubt regarding our ability to continue as a going concern for 12 months following the issuance of the unaudited condensed consolidated financial statements.

We will receive the proceeds from any cash exercise of warrants for shares of our common stock. The aggregate amount of proceeds could be up to $254.1 million if all the warrants are exercised for cash. However, to the extent the warrants are exercised on a “cashless basis,” the amount of cash we would receive from the exercise of those warrants will decrease. The Private Warrants and Working Capital Warrants, as so identified in our unaudited condensed consolidated financial statements, may be exercised for cash or on a “cashless basis.” The Public Warrants and the Mergers Warrants may only be exercised for cash provided there is then an effective registration statement registering the shares of common stock issuable upon the exercise of such warrants. If there is not a then-effective registration statement, then such warrants may be exercised on a “cashless basis,” pursuant to an available exemption from registration under the Securities Act. We expect to use any such proceeds for general corporate and working capital purposes, which would increase our liquidity. As of May 13, 2024, the price of our common stock was $0.55 per share. The weighted average exercise price of the warrants was $8.70 as of March 31, 2024. We believe the likelihood that warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the market price of our common stock. If the market price for our common stock remains less than the exercise price, we believe warrant holders will be unlikely to exercise.

Debt Financings

2018 Bridge Notes

In December 2018, The Solaria Corporation issued senior subordinated convertible secured notes (“2018 Notes”) totaling approximately $3.4 million in exchange for cash. The 2018 Notes bear interest at the rate of 8% per annum and the investors are entitled to receive twice the face value of the 2018 Notes at maturity. In 2021, the 2018 Notes were amended extending the maturity date to December 13, 2022. In connection with the 2021 amendment, Solaria issued warrants to purchase shares of Series E-1 redeemable convertible preferred stock of Solaria. The warrants were exercisable immediately in whole or in part at and expire on December 13, 2031. As part of the Business Combination with Complete Solar, all the outstanding warrants issued to the lenders were assumed by the parent company, Complete Solaria. The 2018 Notes are secured by substantially all of the assets of Complete Solaria.

In December 2022, we entered into an amendment to the 2018 Notes extending the maturity date from December 13, 2022 to December 13, 2023, and the 2018 Notes remain outstanding as of March 31, 2024. In connection with the amendment, the 2018 Notes will continue to bear interest at 8% per annum and are entitled to an increased repayment premium from 110% to 120% of the principal and accrued interest at the time of repayment.

We concluded that the amendment represented was a troubled debt restructuring as we were experiencing financial difficulty, and the amended terms resulted in a concession to us. As the future undiscounted cash payments under the modified terms exceeded the carrying amount of the 2018 Notes on the date of modification, the modification was accounted for prospectively. The incremental repayment premium is being amortized to interest expense using the effective interest rate method. As of March 31, 2024 and December 31, 2023, the carrying value of the 2018 Notes was $11.4 million and $11.0 million, respectively. Interest expense recognized for the thirteen-weeks ended March 31, 2024 was $0.3 million. The terms of the 2018 Notes are currently being renegotiated.

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

The Revolving Loan has a term of thirty-six months, with the principal due at the end of the term and an annual interest rate of 7.75% or Prime rate plus 4.5%, whichever is higher. Interest expense recognized for the thirteen-weeks ended March 31, 2024 was $0.1 million. In October 2023, the Company entered into an Assignment and Acceptance Agreement whereby Structural Capital Investments III, LP assigned the SCI debt to Kline Hill Partners Fund LP, Kline Hill Partners IV SPV LLC, Kline Hill Partners Opportunity IV SPV LLC, and Rodgers Massey Revocable Living Trust for a total purchase price of $5.0 million. The SCI Revolving Loan continued to remain outstanding as of March 31, 2024 and is currently being renegotiated.

Secured Credit Facility

In December 2022, we entered into a secured credit facility agreement with Kline Hill Partners IV SPV LLC and Kline Hill Partners Opportunity IV SPV LLC (“Secured Credit Facility”). The Secured Credit Facility agreement allows us to borrow up to 70% of the net amount of our eligible vendor purchase orders with a maximum amount of $10.0 million at any point in time. The purchase orders are backed by relevant customer sales orders which serve as collateral. The amounts drawn under the Secured Credit Facility may be reborrowed provided that the aggregate borrowing does not exceed $20.0 million. The repayment under the Secured Credit Facility is the borrowed amount multiplied by 1.15x if repaid within 75 days and borrowed amount multiplied by 1.175x if repaid after 75 days. We may prepay any borrowed amount without premium or penalty. Under the original terms, the Secured Credit Facility agreement was due to mature in April 2023. We are in the process of amending the secured credit facility agreement to extend its maturity date.

At March 31, 2024, the outstanding net debt amounted to $12.7 million, including accrued financing cost of $5.0 million compared to December 31, 2023, the balance outstanding was $12.2 million, including accrued financing cost of $4.5 million. We recognized interest expense of $0.5 million related to the Secured Credit Facility during the thirteen-weeks ended March 31, 2024.

Revolver Loan and Secured Credit Facility Cancellation Agreement

On May 1, 2024, we entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) with Kline Hill providing for (a) the cancellation of all indebtedness owed to Kline Hill by us, termination of all debt instruments by and between us and Kline Hill, and the satisfaction of all obligations owed to Kline Hill by us under the terminated debt instruments, (b) the issuance of 9,800,000 shares of our common stock to Kline Hill, (c) the issuance of warrants (the “Kline Hill Warrants” and the shares issuable therefrom, the “Warrant Shares”) to Kline Hill to purchase up to 3,700,000 shares of the our common stock, with an exercise price per share of $0.62 (the closing price per share of the our common stock as reported on the Nasdaq Capital Market of the date of the Agreement), and (d) a one-time $3,750,000 cash payment to Kline Hill upon the earlier of (i) us achieving $100,000,000 of trailing twelve month revenue, or (ii) us achieving $10,000,000 of trailing twelve month EBITDA. The Kline Hill Warrants will be sold to Kline Hill at a price of $0.125 per Warrant Share. The closing of the foregoing transactions will occur when the following conditions are met: Carlyle executes an agreement to cancel all debt owed to Carlyle by us, and all debt owed to Carlyle and its affiliates by the Company is no longer outstanding.

CS Solis Debt

In February 2022, we received cash and recorded a liability for an investment by Carlyle into the Company. The investment was made pursuant to a subscription agreement, under which Carlyle contributed $25.6 million in exchange for 100 Class B Membership Units of CS Solis. The Class B Membership Units are mandatorily redeemable by us on the three-year anniversary of the effective date of the CS Solis amended and restated LLC agreement. The Class B Membership Units accrue interest that is payable upon redemption at a rate of 10.5% which is accrued as an unpaid dividend, compounded annually, and subject to increases in the event we declare any dividends. In July 2023, we amended the debt of with Carlyle as part of the closing of the Mergers. The modification did not change the interest rate. The modification accelerated the redemption date of the investment from February 15, 2025 to March 31, 2024.

As of March 31, 2024 and December 31, 2023, we have recorded a liability of $35.8 million and $33.3 million, respectively, included in short-term debt in CS Solis on our unaudited condensed consolidated balance sheets. For the thirteen-weeks ended March 31, 2024, we have recorded accretion of the liability as interest expense of $2.5 million.

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

The key terms of the forward contracts are as follows:

●	The FPA Sellers can terminate the transaction following the Optional Early Termination (“OET”) Date which shall specify the quantity by which the number of shares is to be reduced (such quantity, the “Terminated Shares”). Seller shall terminate the transaction in respect of any shares sold on or prior to the maturity date. The counterparty is entitled to an amount from the seller equal to the number of terminated shares multiplied by a reset price. The reset price is initially $10.56 (the “Initial Price”) and is subject to a $5.00 floor.

●	The FPA contains multiple settlement outcomes. Per the terms of the agreements, the FPAs will (1) settle in cash in the event the Company is due cash upon settlement from the FPA Sellers or (2) settle in either cash or shares, at the discretion of the Company, should the settlement amount adjustment exceed the settlement amount. Should the Company elect to settle via shares, the equity will be issued in Complete Solaria Common Stock, with a per share price based on the volume-weighted average price (“VWAP”) over 15 scheduled trading days. The magnitude of the settlement is based on the Settlement Amount, an amount equal to the product of: (1) Number of shares issued to the FPA Seller pursuant to the FPA, less the number of Terminated Shares multiplied by (2) the VWAP over the valuation period. The Settlement amount will be reduced by the Settlement Adjustment, an amount equal to the product of (1) Number of shares in the Pricing Date Notice, less the number of Terminated Shares multiplied by $2.00.

●	The Settlement occurs as of the Valuation Date, which is the earlier to occur of (a) the date that is two years after the date of the Closing Date of the Mergers (b) the date specified by Seller in a written notice to be delivered to Counterparty at Seller’s discretion (which Valuation Date shall not be earlier than the day such notice is effective) after the occurrence of certain triggering events; and (c) 90 days after delivery by the Counterparty of a written notice in the event that for any 20 trading days during a 30 consecutive trading day-period (the “Measurement Period”) that occurs at least 6 months after the Closing Date, the VWAP is less than the then applicable Reset Price.

We entered into four separate FPAs, three of which, associated with the obligation to issue 6,300,000 Shares, were entered into prior to the closing of the Mergers. Upon signing the FPAs, we incurred an obligation to issue a fixed number of shares to the FPA Sellers contingent upon the closing of the Mergers in addition to the terms and conditions associated with the settlement of the FPAs. We accounted for the contingent obligation to issue shares in accordance with ASC 815, Derivatives and Hedging, and recorded a liability and other income (expense), net based on the fair value upon of the obligation upon the signing of the FPAs. The liability was extinguished in July 2023 upon the issuance of Complete Solaria Common Stock to the FPA sellers.

Additionally, in accordance with ASC 480, Distinguishing Liabilities from Equity, we have has determined that the forward contracts are financial instruments other than shares that represent or are indexed to obligations to repurchase the issuer’s equity shares by transferring assets, referred to herein as the “forward purchase liability” on its consolidated balance sheets. We initially measured the forward purchase liability at fair value and have subsequently remeasured it at fair value with changes in fair value recognized in earnings.

Through the date of issuance of the Complete Solaria Common Stock in satisfaction of our obligation to issue shares around the closing of the Mergers, we recorded $35.5 million to other income (expense), net associated with the issuance of 6,720,000 shares of Complete Solaria Common Stock.

As of the closing of the Mergers and issuance of the Complete Solaria Common Stock underlying the FPAs, the fair value of the prepaid FPAs was an asset balance of $0.1 million and was recorded on the Company’s consolidated balance sheets and within other income (expense), net on the unaudited condensed consolidated statements of operations and comprehensive loss. Subsequently, the change of fair value of the forward purchase liability amounted to an expense of $3.9 million for the fiscal year ended December 31, 2023. As of December 31, 2023, the forward purchase liabilities amounted to $3.8 million.

On December 18, 2023, the Company and the FPA Sellers entered into separate amendments to the FPAs (the “Amendments”). The Amendments lower the reset floor price of each FPA from $5.00 to $3.00 and allow the Company to raise up to $10.0 million of equity from existing stockholders without triggering certain anti-dilution provisions contained in the FPAs; provided, the insiders pay a price per share for their initial investment equal to the closing price per share as quoted on the Nasdaq on the day of purchase; provided, further, that any subsequent investments are made at a price per share equal to the greater of (a) the closing price per share as quoted by Nasdaq on the day of the purchase or (b) the amount paid in connection with the initial investment.

SAFE Agreements

On January 31, 2024, we entered into a simple agreement for future equity (the “First SAFE”) with the Rodgers Massey Freedom and Free Markets Charitable Trust (the “Purchaser”) in connection with the Purchaser investing $1.5 million in the Company. The First SAFE was initially convertible into shares of our common stock, par value $0.0001 per share, upon the initial closing of a bona fide transaction or series of transactions with the principal purpose of raising capital, pursuant to which we have issued and sold common stock at a fixed valuation (an “Equity Financing”), at a per share conversion price which was equal to the lower of (i)(a) $53.54 million divided by (b) our capitalization immediately prior to such Equity Financing (such conversion price, the “SAFE Price”), and (ii) 80% of the price per share of our common stock sold in the Equity Financing. If we consummated a change of control prior to the termination of the First SAFE, the Purchaser will would have been automatically entitled to receive a portion of the proceeds of such liquidity event equal to the greater of (i) $1.5 million and (ii) the amount payable on the number of shares of our common stock equal to (a) $1.5 million divided by (b)(1) $53.54 million divided by (2) our capitalization immediately prior to such liquidity event (the “Liquidity Price”), subject to certain adjustments as set forth in the First SAFE. The First SAFE was convertible into a maximum of 1,431,297 shares of our common stock, assuming a per share conversion price of $1.05, which is the product of (i) $1.31, the closing price of our common stock on January 31, 2024, multiplied by (ii) 80%.

On February 15, 2024, we entered into a simple agreement for future equity (the “Second SAFE” and together with the First SAFE, the “SAFEs”) with the Purchaser in connection with the Purchaser investing $3.5 million in the Company. The Second SAFE was initially convertible into shares of our common stock upon the initial closing of an Equity Financing at a per share conversion price which was equal to the lower of (i) the SAFE Price, and (ii) 80% of the price per share of our common stock sold in the Equity Financing. If we consummated a change of control prior to the termination of the Second SAFE, the Purchaser would have been automatically entitled to receive an amount equal to the greater of (i) $3.5 million and (ii) the amount payable on the number of shares of our common stock equal to $3.5 million divided by the Liquidity Price, subject to certain adjustments as set forth in the Second SAFE. The Second SAFE was convertible into a maximum of 3,707,627 shares of our common stock, assuming a per share conversion price of $0.94, which is the product of (i) $1.18, the closing price of the Common Stock on February 15, 2024, multiplied by (ii) 80%.

On April 21, 2024, we entered into an amendment for each of our First SAFE and Second SAFE to convert the invested amounts into shares of the our common stock. The conversion share price was $0.36, calculated as the product of (i) $0.45, the closing price of our common stock on April 19, 2024, multiplied by (ii) 80%. The First SAFE and Second SAFE converted into 4,166,667 and 9,722,222 shares of our common stock, respectively.

Cash Flows for the -Thirteen-Weeks Ended March 31, 2024 and April 2, 2023

The following table summarizes Complete Solaria’s cash flows from operating, investing, and financing activities for the thirteen-weeks ended March 31, 2024 and April 2, 2023 (in thousands):

	Thirteen-Weeks Ended March 31, 2024	Thirteen-Weeks Ended April 2, 2023
Net cash used in operating activities from continuing operations	$(4,946)	$(16,116)
Net cash used in operating activities from discontinued operations	—	(162)
Net cash used in investing activities from continuing operations	(536)	(486)
Net cash provided by financing activities from continuing operations	4,726	15,554
Net decrease in cash, cash equivalents and restricted cash	(801)	(1,209)

Cash Flows from Operating Activities

Net cash used in operating activities from continuing operations of $4.9 million for the thirteen-weeks ended March 31, 2024 was primarily due to the net loss from continuing operations, net of tax of $9.6 million partially offset by non-cash charges of $3.5 million and net cash inflows of $1.1 million from changes in our operating assets and liabilities. Non-cash charges in our operating results consisted of a $5.6 million adjustment to our forward purchase agreement liabilities, $1.3 million stock-based compensation expense, $2.5 in million accretion of interest attributable to the CS Solis Debt, $1.0 million of other non-cash interest, $0.4 million of depreciation and amortization and $0.2 million of non-cash lease costs, partially offset by $7.2 million of income from the change in the fair value of our warrant liabilities and a $0.3 million decrease in our reserve for excess and obsolete inventory. The main drivers of net cash inflows derived from the changes in operating assets and liabilities were related to a decrease in accounts receivable, net of $5.3 million and a decrease in inventories of $0.6 million, partially offset by a decrease in accounts payable of $2.6 million, a decrease in accrued expenses and other liabilities of $1.6 million, a decrease in operating lease liabilities of $0.2 million and a decrease in deferred revenue of $0.4 million.

Net cash used in operating activities from continuing operations of $16.1 million for the thirteen-weeks ended April 2, 2023 was primarily due to the net loss from continuing operations, net of tax of $15.7 million and net cash outflows of $5.8 million from changes in operating assets and liabilities, adjusted for non-cash charges of $5.4 million. The main drivers of net cash outflows derived from the changes in operating assets and liabilities were related to an increase in accounts receivable, net of $3.2 million, an increase in prepaid and other current assets of $1.9 million, a decrease in deferred revenue of $0.9 million, an increase in other noncurrent assets of $0.8 million, a decrease in accrued expenses and other current liabilities of $0.6 million and an increase in inventories of $0.6 million, partially offset by an increase in accounts payable of $2.1 million and other of $0.1 million. Non-cash charges primarily consisted of a provision for credit losses of $2.1 million, non-cash interest expense of $1.2 million, a change in reserve for obsolete inventory of $0.8 million, accretion of long-term debt in CS Solis of $0.8 million, stock-based compensation of $0.3 million, and other changes, net of $0.2 million.

The net decrease in cash, cash equivalents and restricted cash from discontinued operations of $0.2 million for the thirteen-weeks ended April 2, 2023 was entirely attributable to net cash provided by operating activities from discontinued operations. This decrease was primarily due to the net loss from discontinued operations, net of tax of $7.8 million, adjusted for non-cash charges of $2.2 million and net cash inflows of $5.4 million from changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization expense of $0.8 million, stock-based compensation expense of $0.7 million and a $0.7 million change in allowance for credit losses. The main drivers of net cash inflows derived from the changes in operating assets and liabilities were related to a decrease in inventories of $5.9 million and an increase in accounts payable of $0.6 million, partially offset by a decrease in accrued expenses of $0.6 million, a decrease in deferred revenue of $0.2 million and changes in other operating assets and liabilities, net of $0.3 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.5 million and $0.5 million for the thirteen-weeks ended March 31, 2024, and April 2, 2023, respectively, and attributable to additions to internal-use-software.

Cash Flows from Financing Activities

Net cash provided by financing activities of $5.0 million for the thirteen-weeks ended March 31, 2024 was primarily due to $5.0 million in net proceeds from the issuance of SAFE agreements to a related party and $0.3 million final payment on the settlement of the amount due to Polar Multi-Strategy Master Fund.

Net cash provided by financing activities of $15.6 million for the thirteen-weeks ended April 2, 2023 was due to proceeds of $11.0 million in from the issuance of convertible notes and draws of $14.1 million, net of $9.6 million in repayments on our Secured Credit Facility and $0.1 million of proceeds from the issuance of shares of our common stock from the exercise of common stock options.

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

Interest Rate Risk

We do not have significant exposure to interest rate risk that could affect the balance sheet, statement of operations, and the statement of cash flows, as we do not have any outstanding variable rate debt as of March 31, 2024.

Concentrations of Credit Risk and Major Customers

Our customer base consists primarily of residential homeowners. We do not require collateral on our accounts receivable. Further, our accounts receivable amounts are with individual homeowners, and we are exposed to normal industry credit risks. We continually evaluate our reserves for potential credit losses and establish reserves for such losses.

As of March 31, 2024 and April 2, 2023, two customers accounted for 10% or more of the total accounts receivable, net balance.

For the thirteen-weeks ended March 31, 2024 and April 1, 2023, one and three customer accounted for 10% or more of the total revenues.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our Disclosure Controls were not effective due to a material weakness in our internal control over financial reporting as disclosed below.

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

In connection with the preparation and audit of our financial statements for the year ended December 31, 2023, our management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

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

The Company was not required to perform an evaluation of internal control over financial reporting as of December 31, 2023 in accordance with the provisions of the Sarbanes-Oxley Act. Had such an evaluation been performed, additional control deficiencies may have been identified by the Company’s management, and those control deficiencies could have also represented one or more material weaknesses.

Plan to Remediate Material Weaknesses in Internal Control Over Financial Reporting

We have taken certain steps, such as recruiting additional personnel, in addition to utilizing third-party consultants and specialists, to supplement our internal resources, to enhance our internal control environment and plans to take additional steps to remediate the material weaknesses. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take. We cannot assure you that the measures we have taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to our material weakness in internal control over financial reporting or that it will prevent or avoid potential future material weaknesses.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness and remediation efforts described above, there were no changes in our internal control over financial reporting that occurred during the thirteen-weeks ended March 31, 2024, to which this report relates, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information with respect to legal proceedings is set forth under Note 16 - Commitments and Contingencies, in the accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

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

●

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (the “PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

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

We have incurred net losses in the past and had an accumulated deficit of $364.5 million and $354.9 million as of March 31, 2024 and December 31, 2023, respectively. We will continue to incur net losses as spending increases to finance the expansion of operations, installation, engineering, administrative, sales and marketing staffs, spending increases on brand awareness and other sales and marketing initiatives and implement internal systems and infrastructure to support the company’s growth. We do not know whether revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on results of operations. Our ability to achieve profitability depends on a number of factors, including but not limited to:

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

As of March 31, 2024, a substantial portion of our installations were in California. We expect much of its near-term future growth to occur in California, further concentrating our customer base and operational infrastructure. Accordingly, our business and operations results are particularly susceptible to adverse economic, regulatory, pollical, weather, and other conditions in this market and other markets that may become similarly concentrated. We may not have adequate insurance, including business interruption insurance, to compensate for losses that may occur from any such significant events. A significant natural disaster could have a material adverse impact on our business, results of operations and financial condition. In addition, acts of terrorism or malicious computer viruses could cause disruptions in our business, our partners’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of installations or the deployment of solar service offerings, our business, results of operations and financial condition would be adversely affected.

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

Since our inception, we have incurred losses and negative cash flows from operations. We incurred net losses of $9.6 million and $23.5 million, during the thirteen-weeks ended March 31, 2024 and April 2, 2023, respectively, and had an accumulated deficit of $364.5 million and current debt of $65.2 million as of March 31, 2024. We had cash and cash equivalents of $1.8 million as of March 31, 2024, which were held for working capital expenditures. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern requires that we obtain sufficient funding to meet our obligations and finance our operations.

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

We had cash and cash equivalents of $1.8 million as of March 31, 2024. Our cash position raises substantial doubt regarding our ability to continue as a going concern for 12 months after the consolidated financial statements issuance. We will require substantial additional capital to continue operations. Such additional capital might not be available when we need it and our actual cash requirements might be greater than anticipated. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders, and our financial condition, results of operations, business and prospects could be materially and adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
2.1	Amended and Restated Business Combination Agreement, dated as of May 26, 2023, by and among Freedom Acquisition I Corp., Jupiter Merger Sub I Corp., Jupiter Merger Sub II LLC, Complete Solar Holding Corporation, and The Solaria Corporation	S-4	333-269674	2.1	May 31, 2023
2.2	Agreement and Plan of Merger, dated as of October 3, 2022, by and between Complete Solar Holding Corporation, Complete Solar Midco, LLC, Complete Solar Merger Sub, Inc., The Solaria Corporation, and Fortis Advisors LLC	S-4	333-269674	2.4	February 10, 2023
2.3	Asset Purchase Agreement dated September 19, 2023, by and among Complete Solaria, Inc., SolarCA, LLC, and Maxeon Solar Technologies, Ltd.	8-K	001-40117	2.1	2023-09-21
3.1	Certificate of Incorporation of Complete Solaria	8-K	001-40017	3.1	2023-07-21
3.2	Bylaws of Complete Solaria	8-K	001-40017	3.2	2023-07-21
4.1	Form of Replacement Warrant	8-K	001-40117	4.1	2023-10-12
4.2	Form of First Amendment to Replacement Warrant	8-K	001-40117	4.2	2023-10-12
4.3	Amended and Restated Registration Rights Agreement, dated July 18, 2023, by and among the Company and certain other stockholders party thereto	8-K	001-40117	4.1	2023-07-24
4.4	Warrant Agreement, dated February 25, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-40117	4.1	2021-03-2
10.1	Form of SAFE (2024)	8-K	001-40017	10.1	2024-02-16
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Inline XBRL Document Set for the unaudited consolidated condensed financial statements and accompanying notes in Consolidated Condensed Financial Statements and Supplemental Details
104*	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101

*	Filed herewith

**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Complete Solaria, Inc.

Date: May 15, 2024	By:	/s/ THURMAN J. RODGERS
Thurman J. Rodgers
Chief Executive Officer and Executive Chairman

Date: May 15, 2024	By:	/s/ BRIAN WUEBBELS
Brian Wuebbels
Chief Operating Officer