Form 10-Q/A
period 2024-03-31
Complete Solaria, Inc.
filed 2024-05-15
CIK 1838987

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Concentration of suppliers

For the thirteen-weeks ended March 31, 2024, one supplier represented 99% of the Company’s inventory purchases. For the thirteen-weeks ended April 2, 2023, two suppliers represented 78% and 10% of the Company’s inventory purchases.

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

(m)	Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. The Company is currently evaluating ASU 2023-07, but expects the impact of the disclosures to be immaterial to the Company’s unaudited condensed consolidated financial statements.

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

Forward Purchase Agreement Liabilities

The FPA liabilities are measured at fair value on a recurring basis using a Monte Carlo simulation analysis. The expected volatility is determined based on the historical equity volatility of comparable companies over a period that matches the simulation period, which included the following inputs:

	March 31, 2024	December 31, 2023
Common stock trading price	$0.59	$1.66
Simulation period	1.30 years	1.55 years
Risk-free interest rate	4.90%	4.48%
Volatility	112.0%	95.0%

Replacement Warrants

The Company valued the Replacement Warrants based on a Black-Scholes Option Pricing Method, which included the following inputs:

	March 31, 2024	December 31, 2023
Expected term	0.08 years	0.3 years
Expected volatility	78.5%	78.5%
Risk-free interest rate	5.49%	5.4%
Expected dividend yield	0.0%	0.0%

(4)	Reverse Recapitalization

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

(9)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Accrued compensation and benefits	$3,715	$3,969
Customer deposits	296	544
Uninvoiced contract costs	80	671

Accrued term loan and revolving loan amendment and final payment fees	2,400	2,400
Accrued legal settlements	7,700	7,700
Accrued taxes	930	931
Accrued rebates and credits	32	677
Operating lease liabilities, current	548	607
Accrued warranty, current	1,449	1,433
Other accrued liabilities	7,743	8,938
Total accrued expenses and other current liabilities	$24,893	$27,870

(10)	Other Income, Net

Other expense, net consists of the following (in thousands):

	Thirteen-Weeks Ended
	March 31, 2024	April 2, 2023
Change in fair value of redeemable convertible preferred stock warrant liability	$1,305	$209
Change in fair value of Carlyle warrants	6,429	—
Change in fair value of FACT public, private placement and working capital warrants	(489)	—
Change in fair value of forward purchase agreement liabilities(1)	(5,578)	—
Loss on discontinued Solaria business and other, net	(148)	108
Total other income, net	$1,519	$317

(1)	Includes $4.7 million and zero of other expense for the thirteen-weeks ended March 31, 2024 and April 2, 2023, respectively, for forward purchase agreements entered into with related parties.

(11)	Common Stock

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

Amendment to SAFEs Agreements

As described in Note 13 – Borrowings and SAFE Agreements, the Company’s SAFEs were convertible into shares of the Company’s common stock upon the initial closing of an Equity Financing. On April 21, 2024, the Company entered into an amendment for each of its First SAFE and Second SAFE to convert the invested amounts into shares of the Company’s common stock.

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

On May 15, 2024, the Company announced that Carlyle has agreed to release the Company from its debt obligations in return for a third-party cash payment.

Upon the completion of the above transactions the Company’s debt outstanding as March 31, 2024 of $65.2 million will have been replaced with 9,800,000 newly issued shares of the Company’s common stock and $10.0 million in debt from a new lender.

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

For the thirteen-weeks ended March 31, 2024 and April 1, 2023, one and three customers accounted for 10% or more of the total revenues.

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