Form 10-Q
period 2024-06-30
Complete Solaria, Inc.
filed 2024-08-14
CIK 1838987

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 13, 2024, 63,613,798 shares of common stock, par value $0.0001 per share, were issued and outstanding.

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

●	our ability to recognize the anticipated benefits of the Business Combination (as defined below), which may be affected by, among other things, competition and our ability to grow and manage growth profitably following the closing of the Business Combination;

●	our financial and business performance following the Business Combination, including financial projections and business metrics;

●	changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;

●	our ability to meet the expectations of new and current customers, and our ability to achieve market acceptance for our products;

●	our expectations and forecasts with respect to market opportunity and market growth;

●	our ability to close the transactions under the “Stalking Horse” asset purchase agreement with SunPower Corporation, including as a result of our bid under such asset purchase agreement not being the winning bid or that the asset purchase agreement and related transactions not approved by the bankruptcy court;

●	our ability to leverage our acquisitions, including our ability to integrate acquired businesses, to take advantage of growth opportunities and to realize the expected benefits of such acquisitions;

●	the ability of our products and services to meet customers’ compliance and regulatory needs;

●	our ability to attract and retain qualified employees and management;

●	our ability to develop and maintain its brand and reputation;

●	developments and projections relating to our competitors and industry;

●	changes in general economic and financial conditions, inflationary pressures and the resulting impact demand, and our ability to plan for and respond to the impact of those changes;

●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	our future capital requirements and sources and uses of cash;

●	our ability to obtain funding for its operations and future growth; and

●	our business, expansion plans and opportunities.

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

ii

SUMMARY RISK FACTORS

●	Our management has identified conditions that raise substantial doubt about our ability to continue as a going concern.

●	Our business depends in part on the availability of rebates, tax credits and other financial incentives. The expiration, elimination or reduction of these rebates, credits or incentives or the ability to monetize them could adversely impact the business.

●	Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.

●	Risks associated with a highly complex global supply chain, including from disruptions, delays, trade tensions, or shortages.

●	We rely on net metering and related policies to offer competitive pricing to customers in many of our current markets and changes to net metering policies may significantly reduce demand for electricity from residential solar energy systems.

●	We utilize a limited number of suppliers of solar panels and other system components to adequately meet anticipated demand for our solar service offerings. Any shortage, delay or component price change from these suppliers or delays and price increases associated with the product transport logistics could result in sales and installation delays, cancellations, and loss of market share.

●	We provide warranties for solar system installations, solar panels, and other system components that may negatively impact overall profitability.

●	We utilize third-party sales and installation partners whose performance could result in sales and installation delays, cancellations, and loss of market share.

●	Risks associated with solar system installation and connection delays, including the potential for recoupment or clawback of payments by financing partners.

●	Due to the general economic environment and any market pressure that would drive down the average selling prices of solar power products, among other factors, we may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund operations and make adequate capital investments as planned.

●	Our business substantially focuses on solar service agreements and transactions with residential customers.

●	We have incurred losses and may be unable to achieve or sustain profitability in the future.

●	We may not close the transactions contemplated by the SunPower Stalking Horse Asset Purchase Agreement; and we may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business.

●	Our business is concentrated in certain markets, including California, putting us at risk of region-specific disruptions.

●	We depend on a limited number of customers and sales contracts for a significant portion of revenues, and the loss of any customer or cancellation of any contract may cause significant fluctuations or declines in revenues.

●	We have identified material weaknesses in our internal controls over financial reporting. If we cannot maintain effective internal controls over financial reporting and disclosure controls and procedures, the accuracy and timeliness of our financial and operating reporting may be adversely affected, and confidence in our operations and disclosures may be lost.

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMPLETE SOLARIA, INC.

Unaudited Condensed Consolidated Balance Sheets

(in thousands except share and per share amounts)

	As of
	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,839	$2,593
Accounts receivable, net	13,003	26,281
Inventories	2,033	3,058
Prepaid expenses and other current assets	7,140	5,817
Total current assets	24,015	37,749
Restricted cash	3,838	3,823
Property and equipment, net	4,456	4,317
Operating lease right-of-use assets	885	1,235
Other noncurrent assets	198	198
Total assets	$33,392	$47,322

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,995	$13,122
Accrued expenses and other current liabilities	25,832	27,870
Notes payable, net	30,377	28,657
Deferred revenue, current	1,248	2,423
Short-term debt with CS Solis	37,152	33,280
SAFE Agreement	1,000	⸺
Forward purchase agreement liabilities	6,653	3,831
Total current liabilities	113,257	109,183
Warranty provision, noncurrent	3,416	3,416
Warrant liability	7,192	9,817
Deferred revenue, noncurrent	1,055	1,055
Operating lease liabilities, net of current portion	445	664
Total liabilities	125,365	124,135

Commitments and contingencies (Note 17)

Stockholders’ (deficit) equity:
Common stock, $0.0001 par value; Authorized 1,000,000,000 and 1,000,000,000 shares as of June 30, 2024 and December 31, 2023, respectively; issued and outstanding 63,044,287, and 49,065,361 shares as of June 30, 2024 and December 31, 2023, respectively	13	7
Additional paid-in capital	288,259	277, 965
Accumulated other comprehensive loss	165	143
Accumulated deficit	(380,410)	(354,928)
Total stockholders’ (deficit) equity	(91,973)	(76,813)
Total liabilities and stockholders’ equity	$33,392	$47,322

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMPLETE SOLARIA, INC.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands except share and per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30,	July 2,	June 30,	July 2,
	2024	2023	2024	2023
Revenues	$4,492	$25,620	$14,532	$42,297
Cost of revenues	5,384	19,607	13,141	33,434
Gross (loss) profit	(892)	6,013	1,391	8,863
Operating expenses:
Sales commissions	1,305	8,789	4,421	14,466
Sales and marketing	1,051	2,319	2,669	3,002
General and administrative	6,246	7,707	11,339	16,620
Total operating expenses	8,602	18,815	18,429	34,088
Loss from continuing operations	(9,494)	(12,802)	(17,038)	(25,225)
Interest expense	(2,324)	(3,357)	(5,892)	(6,968)
Interest income	10	9	16	17
Other income, net	(2,069)	9,384	(550)	9,701
Total other (expense) income	(4,383)	6,036	(6,426)	2,750
Loss from continuing operations before income taxes	(13,877)	(6,766)	(23,464)	(22,475)
Income tax (provision)	(10)	—	(11)	—
Net loss from continuing operations	(13,887)	(6,766)	(23,475)	(22,475)
Loss from discontinued operations, net of tax	(2,007)	(4,744)	(2,007)	(12,549)
Net loss from discontinued operations, net of taxes	(2,007)	(4,744)	(2,007)	(12,549)
Net loss	(15,894)	(11,510)	(25,482)	(35,024)
Other Comprehensive (loss) income:
Foreign currency translation adjustment	67	13	(22)	14
Comprehensive loss (net of tax)	$(15,827)	$(11,497)	$(25,504)	$(35,010)
Net loss from continuing operations per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.24)	$(0.43)	$(0.81)
Net loss from discontinued operations per share attributable to common stockholders, basic and diluted	$(0.03)	$(0.17)	$(0.03)	$(0.46)
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.41)	$(0.46)	$(1.27)
Weighted-average shares used to compute net loss per share attributable to common stockholders’, basic and diluted	61,111,005	27,671,302	54,941,543	27,638,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMPLETE SOLARIA, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands except number of shares)

	For the Thirteen-Weeks Ended June 30, 2024
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of March 31, 2024	—	$—	49,096,537	$7	$279,332	$(364,516)	$98	$(85,079)
Exercise of common stock options	—	—	58,861	—	34	—	—	34
Stock-based compensation	—	—	—	—	1,229	—	—	1,229
Issuance of common stock warrants for services	—	—	—	—	1,420	—	—	1,420
Issuance of common stock upon conversion of SAFEs	—	—	13,888,889	6	6,244	—	—	6,250
Net loss	—	—	—	—	—	(15,894)	—	(15,894)
Foreign currency translation adjustment	—	—	—	—	—	—	67	67
Balance as of June 30, 2024	—	$—	63,044,287	$13	$288,259	$(380,410)	$165	$(91,973)

	For the Thirteen Weeks Ended July 2, 2023
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of April 3, 2023, as previously reported	34,311,133	$155,630	7,097,070	$—	$36,074	$(108,887)	$28	$(72,785)
Retroactive application of recapitalization	(34,311,133)	(155,630)	12,901,743	3	155,627	—	—	155,630
Balance as of April 3, 2023, as adjusted	—	—	19,998,813	3	191,701	(108,887)	28	82,845
Exercise of common stock options	—	—	907	—	2	—	—	2
Stock-based compensation	—	—	—	—	1,020	—	—	1,020
Foreign currency translation adjustment	—	—	—	—	—	—	13	13
Net loss	—	—	—	—	—	(11,510)	—	(11,510)
Balance as of July 2, 2023, as adjusted	—	$—	19,999,720	$3	$192,723	$(120,397)	$41	$72,370

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMPLETE SOLARIA, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands except number of shares)

	For the Twenty-Six Weeks Ended June 30, 2024
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of December 31, 2023	—	$—	49,065,361	$7	$277,965	$(354,928)	$143	$(76,813)
Exercise of common stock options	—	—	90,037	—	60	—	—	60
Stock-based compensation	—	—	—	—	2,570	—	—	2,570
Issuance of common stock warrants for services	—	—	—	—	1,420	—	—	1,420
Issuance of common stock upon conversion of SAFEs	—	—	13,888,889	6	6,244	—	—	6,250
Net loss	—	—	—	—	—	(25,482)	—	(25,482)
Foreign currency translation adjustment	—	—	—	—	—	—	22	22
Balance as of June 30, 2024	—	$—	63,044,287	$13	$288,259	$(380,410)	$165	$(91,973)

	For the Twenty-Six Weeks Ended July 2, 2023
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of January 1, 2023, as previously reported	34,311,133	$155,630	6,959,618	$—	$34,997	$(85,373)	$27	$(50,349)
Retroactive application of recapitalization	(34,311,133)	(155,630)	12,972,811	3	155,627	—	—	155,630
Balance as of January 1, 2023, as adjusted	—	—	19,932,429	3	190,624	(85,373)	27	105,281
Exercise of common stock options	—	—	67,291	—	57	—	—	57
Stock-based compensation	—	—	—	—	2,042	—	—	2,042
Foreign currency translation adjustment	—	—	—	—	—	—	14	14
Net loss	—	—	—	—	—	(35,024)	—	(35,024)
Balance as of July 2, 2023, as adjusted	—	$—	19,999,720	$3	$192,723	$(120,397)	$41	$72,370

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMPLETE SOLARIA, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands except number of shares)

	Twenty-Six Weeks Ended June 30, 2024	Twenty-Six- Weeks Ended July 2, 2023
Cash flows from operating activities from continuing operations
Net loss	$(25,482)	$(35,024)
Loss from discontinued operations, net of income taxes	(2,007)	(12,549)
Net loss from continuing operations	(23,475)	(22,475)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock-based compensation expense	2,570	742
Non-cash interest expense	2,020	3,669
Non-cash lease expense	349	484
Loss on conversion of SAFE Agreements to shares of common stock	1,250	—
Non-cash expense in connection with warrants issued for vendor services	1,639	—
Depreciation and amortization	686	403
Provision for credit losses	900	4,698
Change in reserve for excess and obsolete inventory	(1,228)	1,366
Change in fair value of forward purchase agreement liabilities	2,822	—
Change in fair value of warrant liabilities	(2,625)	(9,416)
Accretion of debt in CS Solis	3,872	1,508
Changes in operating assets and liabilities:
Accounts receivable	12,378	(8,033)
Inventories	2,311	(1,856)
Prepaid expenses and other current assets	(1,422)	(2,687)
Other noncurrent assets	—	(4,030)
Accounts payable	(2,125)	4,785
Accrued expenses and other current liabilities	(6,051)	3,368
Operating lease liabilities	(332)	(240)
Warranty provision, noncurrent	—	20
Deferred revenue	(1,176)	(89)
Net cash used in operating activities from continuing operations	(7,637)	(27,783)
Net cash provided by operating activities from discontinued operations	—	963
Net cash used in operating activities	(7,637)	(26,820)
Cash flows from investing activities from continuing operations
Purchase of property and equipment	—	(30)
Capitalization of internal-use software costs	(883)	(975)
Proceeds from sale of property and equipment	—	1
Net cash used in investing activities from continuing operations	(883)	(1,004)
Cash flows from financing activities from continuing operations
Proceeds from issuance of notes payable, net	—	14,102
Principal repayment of notes payable	(300)	(9,603)
Proceeds from issuance of convertible notes, net of issuance cost	—	21,250
Proceeds from exercise of common stock options	60	57
Investor financing deposit – related party	2,000	—
Proceeds from issuance of SAFE agreements	6,000	—
Net cash provided by financing activities from continuing operations	7,760	25,806
Effect of exchange rate changes	21	14
Net decrease in cash, cash equivalents and restricted cash	(739)	(2,004)
Cash, cash equivalents, and restricted cash at beginning of period	6,416	8,316
Cash, cash equivalents, and restricted cash at end of period	$5,677	$6,312

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$1,789
Cash paid for income taxes	10	—

Supplemental disclosure of noncash financing and investing activities:
Conversion of SAFE Agreements to shares of common stock	$5,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization

(a) Description of Business

Complete Solaria, Inc. (the “Company” or “Complete Solaria”) is a residential solar installer headquartered in Fremont, California, which was formed through Complete Solar Holding Corporation’s acquisition of The Solaria Corporation (“Solaria”).

Complete Solar, Inc. (“Complete Solar”) was incorporated in Delaware on February 22, 2010. Through February 2022, the Company operated as a single legal entity as Complete Solar, Inc. In February 2022, the Company implemented a holding company reorganization (the “Reorganization”) in which the Company created and incorporated Complete Solar Holding Corporation (“Complete Solar Holdings”). As a result of the Reorganization, Complete Solar Holdings became the successor entity to Complete Solar, Inc. The capitalization structure was not changed because of the Reorganization as all shares of Complete Solar, Inc common stock and preferred stock were exchanged on a one for one basis with shares of Complete Solar Holdings common stock and preferred stock. The Reorganization was accounted for as a change in reporting entity for entities under common control. The historical assets and liabilities of Complete Solar, Inc. were transferred to Complete Solar Holdings at their carrying value, and there were no changes to net loss, other comprehensive loss, or any related per share amounts reported in the unaudited condensed consolidated financial statements requiring retrospective application.

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

In connection with the closing of the Mergers:

●	Each share of the Company’s capital stock, inclusive of shares converted from the 2022 Convertible Notes, issued and outstanding immediately prior to the Closing (“Legacy Complete Solaria Capital Stock”) were cancelled and exchanged into an aggregate of 25,494,332 shares of Complete Solaria Common Stock.

●	In July 2023, (i) Meteora Special Opportunity Fund I, LP (“MSOF”), Meteora Capital Partners, LP (“MCP”) and Meteora Select Trading Opportunities Master, LP (“MSTO”) (with MSOF, MCP, and MSTO collectively as “Meteora”); (ii) Polar Multi-Strategy Master Fund (“Polar”), and (iii) Diametric True Alpha Market Neutral Master Fund, LP, Diametric True Alpha Enhanced Market Neutral Master Fund, LP, and Pinebridge Partners Master Fund, LP (collectively, “Sandia”) (together, the “FPA Funding PIPE Investors”) entered into separate subscription agreements (the “FPA Funding Amount PIPE Subscription Agreements”) pursuant to which, the FPA Funding PIPE Investors subscribed for on the Closing Date, an aggregate of 6,300,000 shares of FACT Class A Ordinary Shares, less, in the case of Meteora, 1,161,512 FACT Class A Ordinary Shares purchased by Meteora separately from third parties through a broker in the open market (“Recycled Shares”) in connection with Forward Purchase Agreements (“FPAs”). Subsequent to the Closing Date, Complete Solaria entered into an additional FPA Funding PIPE Subscription Agreement with Meteora, to subscribe for and purchase, and Complete Solaria agreed to issue and sell, an aggregate of 420,000 shares of Complete Solaria Common Stock. The Company issued shares of Complete Solaria Common Stock underlying the FPAs as of the latter of the closing of the Mergers or execution of the FPAs.

●	All certain investors (the “PIPE Investors”) purchased from the Company an aggregate of 1,570,000 shares of Complete Solaria Common Stock (the “PIPE Shares”) for a purchase price of $10.00 per share, for aggregate gross proceeds of $15.7 million (the “PIPE Financing”), including $3.5 million that was funded prior to the Closing Date, pursuant to subscription agreements (the “Subscription Agreements”). At the time of the PIPE Financing, Complete Solaria issued an additional 60,000 shares to certain investors as an incentive to participate in the PIPE Financing.

●	On or around the Closing Date, pursuant to the New Money PIPE Subscription Agreements, certain investors affiliated with the New Money PIPE Subscription Agreements (“New Money PIPE Investors”) agreed to subscribe for and purchase, and Complete Solaria agreed to issue and sell to the New Money PIPE Investors an aggregate of 120,000 shares of Complete Solaria Common Stock for a purchase price of $5.00 per share, for aggregate gross proceeds of $0.6 million. Pursuant to its New Money PIPE Subscription Agreement, Complete Solaria issued an additional 60,000 shares of Complete Solaria Common Stock in consideration of certain services provided by it in the structuring of its FPA and the transactions described therein.

●	Subsequent to the Closing, Complete Solaria issued an additional 193,976 shares of Complete Solaria Common Stock to the sponsors for reimbursing sponsors’ transfer to certain counterparties and issued an additional 150,000 shares of Complete Solaria Common Stock to an FPA investor for services provided in connection with the Mergers.

●	In March 2023, holders of 23,256,504 of the originally issued 34,500,000 FACT Class A Ordinary shares exercised their rights to redeem those shares for cash, and immediately prior to the Closing there were 11,243,496 FACT Class A Ordinary Shares that remained outstanding. At the Closing, holders of 7,784,739 shares of Class A common stock of FACT exercised their rights to redeem those shares for cash, for an aggregate of approximately $82.2 million which was paid to such holders at Closing. The remaining FACT Class A Ordinary Share converted, on a one-for-one basis, into one share of Complete Solaria Common Stock.

●	Each issued and outstanding FACT Class B Ordinary Share converted, on a one-for-one basis, into one share of Complete Solaria Common Stock.

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

(c) Liquidity and Going Concern

Since inception, the Company has incurred recurring losses and negative cash flows from operations. The Company incurred net losses from continuing operations of $13.9 million and $6.8 million, during the thirteen-weeks ended June 30, 2024 and July 2, 2023, respectively, net losses from continuing operations of $23.5 million and $22.5 million, during the twenty-six weeks ended June 30, 2024 and July 2, 2023, respectively, and had an accumulated deficit of $380.4 million and current debt of $67.5 million as of June 30, 2024. The Company had cash and cash equivalents of $1.8 million as of June 30, 2024. The Company believes that its operating losses and negative operating cash flows will continue into the foreseeable future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to obtain additional funding and restructure its current debt, as summarized below under Note 20 – Subsequent Events. Historically, the Company’s activities have been financed through private placements of equity securities, debt and proceeds from the Merger. If the Company is not able to secure adequate additional funding when needed, the Company will need to reevaluate its operating plan and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs or cease operations entirely. These actions could materially impact the Company’s business, results of operations and future prospects. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms that are favorable, or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Therefore, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements have been issued. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. They do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

(d) Notices of Delisting from NASDAQ

On April 16, 2024, the Company received written notice (“NASDAQ Notice”) from the Nasdaq Stock Market, LLC (“Nasdaq”) notifying the Company that it was not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Market. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days.

The NASDAQ Notice does not impact the listing of the Company’s common stock on The Nasdaq Global Market at this time. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had 180 calendar days to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of ten consecutive business days before October 14, 2024. The Company satisfied this requirement during the thirteen week period ended June 30, 2024. On June 3, 2024, the Company received written notice from the Nasdaq notifying the Company that it had regained compliance with the minimum bid price requirement.

Also on April 16, 2024, the Company received a letter (“NASDAQ Letter”) from the staff at Nasdaq notifying the Company that, for the 30 consecutive trading days prior to the date of the NASDAQ Letter, the Company’s common stock had traded at a value below the minimum $50,000,000 “Market Value of Listed Securities” (“MVLS”) requirement set forth in Nasdaq Listing Rule 5450(b)(2)(A), which is required for continued listing of the Company’s common stock on The Nasdaq Global Market. The Letter is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on Nasdaq.

In accordance with Nasdaq listing rule 5810(c)(3)(C), the Company has 180 calendar days, or until October 14, 2024, to regain compliance. The NASDAQ Letter notes that to regain compliance, the Company’s common stock must trade at or above a level such that the Company’s MVLS closes at or above $50,000,000 for a minimum of ten consecutive business days during the compliance period, which ends October 14, 2024. The NASDAQ Letter further notes that if the Company is unable to satisfy the MVLS requirement prior to such date, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that the Company then satisfies the requirements for continued listing on that market).

If the Company does not regain compliance by October 14, 2024, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a hearings panel.

The Company is actively monitoring the Company’s MVLS and may, if appropriate, evaluate available options to resolve the deficiency and regain compliance with the MVLS requirement. While the Company is exercising diligent efforts to maintain the listing of its securities on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the Unites States of America (“GAAP” or “U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, as well as related disclosure of contingent assets and liabilities. Significant estimates and assumptions made by management include, but are not limited to, the determination of:

●	The allocation of the transaction price to identified performance obligations;

●	Fair value of warrant liabilities;

●	The fair value of the forward purchase agreements; and

●	The reserve methodology for inventory obsolescence;

●	The reserve methodology for product warranty;

●	The reserve methodology for the allowance for credit losses;

●	The measurement of stock-based compensation.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are on deposit with major financial institutions. Such deposits may be in excess of insured limits from time to time. The Company believes that the financial institutions that hold the Company’s cash are financially sound, and accordingly, minimum credit risk exists with respect to these balances. The Company has not experienced any losses due to institutional failure or bankruptcy. The Company’s customers consist primarily of residential homeowners. The Company performs credit evaluations of its customers and generally does not require collateral for sales on credit. Many residential customers finance the transaction through third-party financing entities from whom the Company collects the receivable. The Company reviews accounts receivable balances to determine if any receivables will potentially be uncollectible and includes any amounts that are determined to be uncollectible in the allowance for credit losses. As of June 30, 2024, two entities had an outstanding balance that represented 18% and 16% of the total accounts receivable balance. As of December 31, 2023, two entities had an outstanding balance that represented 38% and 16% of the total accounts receivable balance.

Concentration of customers

No customers represented more than 10% of gross revenues from continuing operations for the thirteen and twenty-six weeks ended June 30, 2024 and July 2, 2023.

Concentration of suppliers

For the thirteen-weeks ended June 30, 2024, three suppliers represented 53%, 17% and 14%, of the Company’s inventory purchases. For the twenty-six weeks ended June 30, 2024, one supplier represented 83% of the Company’s inventory purchases. For the thirteen-weeks and twenty-six weeks ended July 2, 2023, one supplier represented 91% and 87% of the Company’s inventory purchases, respectively.

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

The Company classifies all cash for which usage is limited by contractual provisions as restricted cash. The restricted cash balance was $3.8 million, at each of June 30, 2024 and December 31, 2023. Restricted cash consists of deposits in money market accounts, which is used as cash collateral backing letters of credit related to customs duty authorities’ requirements. The Company has presented these balances under restricted cash, as a long-term asset, in its unaudited condensed consolidated balance sheets. The Company reconciles cash, cash equivalents, and restricted cash reported in the unaudited condensed consolidated balance sheets that aggregate to the beginning and ending balances shown in the unaudited condensed consolidated statements of cash flows as follows (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$1,839	$2,593
Restricted cash	3,838	3,823
Total cash, cash equivalents and restricted cash	$5,677	$6,416

(g)	Revenue Recognition

Disaggregation of revenue

Refer to the table below for the Company’s revenue recognized by product and service type (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30,	July 2	June 30,	July 2,
	2024	2023	2024	2023
Solar energy system installations	$4,474	$24,753	$14,396	$40,596
Software enhanced services	18	867	136	1,701
Total revenue	$4,492	$25,620	$14,532	$42,297

All of the Company’s revenue recognized by geography based on the location of the customer for the thirteen week and twenty-six week periods ended June 30, 2024 and July 2, 2023 was in the United States.

Remaining performance obligations

The Company has elected the practical expedient not to disclose remaining performance obligations for contracts that are less than one year in length. As of June 30, 2024, the Company has deferred $1.1 million associated with a long-term service contract. As of December 31, 2023, the Company has deferred $1.2 million associated with a long-term service contract, which will be recognized evenly through 2028.

Incremental costs of obtaining customer contracts

Incremental costs of obtaining customer contracts consist of sales commissions, which are costs paid to third-party vendors who source residential customer contracts for the sale of solar energy systems by the Company. The Company defers sales commissions and recognizes expense in accordance with the timing of the related revenue recognition. Amortization of deferred commissions is recorded as sales commissions in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. As of June 30, 2024 and December 31, 2023, deferred commissions were $6.2 million and $4.2 million, respectively, which were included in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets.

Deferred revenue

The Company typically invoices its customers upon completion of set milestones, generally upon installation of the solar energy system with the remaining balance invoiced upon passing final building inspection. Standard payment terms to customers range from 30 to 60 days. When the Company receives consideration, or when such consideration is unconditionally due, from a customer prior to delivering goods or services to the customer under the terms of a customer agreement, the Company records deferred revenue. As installation projects are typically completed within 12-months, the Company’s deferred revenue is reflected in current liabilities in the accompanying unaudited condensed consolidated balance sheets. The amount of revenue recognized during the twenty-six week period ended June 30, 2024 that was included in deferred revenue at the beginning of the period was $1.9 million. The amount of revenue recognized during the twenty-six week period ended July 2, 2023 that was included in deferred revenue at the beginning of the period was $2.8 million.

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

Financial assets and liabilities held by the Company measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 include the warrant liabilities, SAFE Agreements and FPA liabilities.

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate their fair value because of their short-term nature (classified as Level 1).

Certain warrant liabilities, SAFE agreements, and FPA liabilities are measured at fair value using Level 3 inputs. The Company records subsequent adjustments to reflect the increase or decrease in estimated fair value at each reporting date within the unaudited condensed consolidated statements of operations and comprehensive loss as a component of other (expense) income, net.

(i)	Direct Offering Costs

Direct offering costs represent legal, accounting and other direct costs related to the Mergers, which was consummated in July 2023. In accounting for the Mergers, direct offering costs of approximately $5.7 million were reclassified to additional paid-in capital and netted against the Mergers proceeds received upon close. As of June 30, 2024 and December 31, 2023, the Company had no deferred offering costs included within prepaid expenses and other current assets in its unaudited condensed consolidated balance sheets.

(j)	Warrant Liabilities

The Company accounts for its warrant liabilities in accordance with the guidance in ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, under which the warrants that do not meet the criteria for equity classification and must be recorded as liabilities. The warrant liabilities are measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement, with any subsequent changes in fair value recognized in other (expense) income, net on the unaudited condensed consolidated statements of operations and comprehensive loss. Refer to Note 3 – Fair Value Measurements and Note 12 – Warrants.

(k)	Forward Purchase Agreements

The Company accounts for its FPAs in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity, as the agreements embody an obligation to transfer assets to settle a forward contract. The FPA liabilities are measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement, with any subsequent changes in fair value recognized in other (expense) income, net on the unaudited condensed consolidated statements of operations and comprehensive loss. Refer to Note 3 – Fair Value Measurements and Note 5 – Forward Purchase Agreements.

(l)	Net Loss Per Share

The Company computes net loss per share following ASC 260, Earnings Per Share. Basic net loss per share is measured as the income or loss available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted net loss per share presents the dilutive effect on a per-share basis from the potential exercise of options, SAFE agreements and/or warrants. The potentially dilutive effect of options, SAFE agreements or warrants are computed using the if-converted method. Securities that potentially have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the diluted loss per share calculation.

(m)	Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. The Company is currently evaluating ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The objective of ASU 2023-09 is to enhance disclosures related to income taxes, including specific thresholds for inclusion within the tabular disclosure of income tax rate reconciliation and specified information about income taxes paid. ASU 2023-09 is effective for public companies starting in annual periods beginning after December 15, 2024. The Company is currently evaluating ASU 2023-09.

(3)	Fair Value Measurements

The following table sets forth the Company’s financial assets and liabilities that are measured at fair value, on a recurring basis (in thousands):

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial Liabilities
Carlyle warrants	$—	$—	$6,646	$6,646
Public warrants	302	—	—	302
Private placement warrants	—	219	—	219
Working capital warrants	—	25	—	25
Forward purchase agreement liabilities	—	—	6,653	6,653
SAFE Agreements	—	—	1,000	1,000
Total	$302	$244	$14,299	$14,845

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Liabilities
Carlyle warrants	$—	$—	$9,515	$9,515
Public warrants	167	—	—	167
Private placement warrants	—	122	—	122
Working capital warrants	—	14	—	14
Replacement warrants	–	–	1,310	1,310
Forward purchase agreement liabilities	—	—	3,831	3,831
Total	$167	$136	$14,656	$14,959

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

	June 30, 2024	December 31, 2023
Expected term	6.05 years	7.0 years
Expected volatility	60.8%	77.0%
Risk-free interest rate	4.33%	3.92%
Expected dividend yield	0.0%	0.0%

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

Forward Purchase Agreement Liabilities

The FPA liabilities are measured at fair value on a recurring basis using a Monte Carlo simulation analysis. The expected volatility is determined based on the historical equity volatility of comparable companies over a period that matches the simulation period, which included the following inputs:

	June 30, 2024	December 31, 2023
VWAP stock price	$1.15	$1.66
Simulation period	1.05 years	1.55 years
Risk-free interest rate	5.07%	4.48%
Volatility	107.0%	95.0%

SAFE Agreement

The Company concluded that the carrying value of the Third SAFE Agreement approximates the fair value based upon its conversion features and management’s expectation that the Third SAFE Agreement will convert to shares of the Company’s common stock during 2024.

Replacement Warrants

There were no replacement warrants as of June 30, 2024. The Company valued the Replacement Warrants as of December 31, 2023, based on a Black-Scholes Option Pricing Method, which included the following inputs:

December 31, 2023
Expected term	0.3 years
Expected volatility	78.5%
Risk-free interest rate	5.4%
Expected dividend yield	0.0%

(4)	Reverse Recapitalization

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

The Company entered into four separate FPAs, three of which, associated with the obligation to issue 6,300,000 Shares, were entered into prior to the closing of the Mergers. Upon signing the FPAs, the Company incurred an obligation to issue a fixed number of shares to the FPA Sellers contingent upon the closing of the Mergers in addition to the terms and conditions associated with the settlement of the FPAs. The Company accounted for the contingent obligation to issue shares in accordance with ASC 815, Derivatives and Hedging, and recorded a liability and other (expense) income, net based on the fair value upon of the obligation upon the signing of the FPAs. The liability was extinguished in July 2023 upon the issuance of Complete Solaria Common Stock to the FPA sellers.

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

Through the date of issuance of the Complete Solaria Common Stock in satisfaction of the Company’s obligation to issue shares around the closing of the Mergers, the Company recorded $35.5 million to other (expense) income, net associated with the issuance of 6,720,000 shares of Complete Solaria Common Stock in association with the FPAs.

As of the closing of the Mergers and issuance of the Complete Solaria Common Stock underlying the FPAs, the fair value of the prepaid FPAs was an asset balance of $0.1 million and was recorded on the Company’s unaudited condensed consolidated balance sheets and within other (expense) income, net on the unaudited condensed consolidated statements of operations and comprehensive loss. Subsequently, the change of fair value of the forward purchase liabilities amounted to income of $2.8 million for the thirteen weeks ended June 30, 2024, and expense of $2.8 million for the twenty-six weeks ended June 30, 2024, respectively. As of June 30, 2024, and December 31, 2023, the forward purchase liabilities amounted to $6.7 million and $3.8 million, respectively. Of the balances as of June 30, 2024 and December 31, 2023, $5.6 million and $3.2 million, respectively, are due to related parties Refer to Note 19 – Related Party Transactions for further details.

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

On May 7 and 8, 2024, respectively, the Company entered into separate amendments to the FPAs (collectively the “Second Amendments”) with Sandia (the “Sandia Second Amendment”) and Polar (the “Polar Second Amendment”). The Second Amendments lowered the reset price of each FPA from $3.00 to $1.00 per share and amended the VWAP Trigger Event provision to read as “After December 31, 2024, an event that occurs if the VWAP Price, for any 20 trading days during a 30 consecutive trading day-period, is below $1.00 per Share”. The Sandia Second Amendment is not effective until the Company executes similar amendments with both Polar and Meteora.

On June 14, 2024, the Company entered into an amendment to the FPA with Sandia (the “Sandia Third Amendment”). The Sandia Third Amendment set the reset price of each FPA to $1.00 per share and amended the VWAP Trigger Event provision to read as “After December 31, 2024, an event that occurs if the VWAP Price, for any 20 trading days during a 30 consecutive trading day-period, is below $1.00 per Share.” Execution of the Sandia Third Amendment was conditioned on both Carlyle and Kline Hill consummating the terms of the Debt-Equity Swap as discussed in Note 20 – Subsequent Events. In the event either Polar or Meteora amend their FPAs to include different terms from the $1.00 per share reset price and VWAP trigger adjustment, or file a notice of a VWAP trigger event, the Sandia FPA will be retroactively amended to reflect those improved terms and liquidity on their entire FPA, including any of the 1,050,000 shares that are sold upon execution of Sandia Third Amendment.

(6)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Deferred commissions	$6,202	$4,185
Inventory deposits	—	616
Other	938	1,016
Total prepaid expenses and other current assets	$7,140	$5,817

(7)	Divestiture

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

The Company recorded a loss from discontinued operations of $2.0 million for the thirteen and twenty-six weeks ended June 30, 2024, arising from attorney fees incurred in connection with litigation attributable to the solar panel business.

The components reflected in the unaudited condensed consolidated statements of operations and comprehensive loss in 2023 related to discontinued operations are presented in the table, as follows (in thousands):

	Thirteen Weeks Ended	Twenty-Six- Weeks Ended
	July 2, 2023	July 2, 2023
Revenues	$6,553	$25,274
Cost of revenues	7,028	26,507
Gross loss	(475)	(1,233)
Operating expenses:
Sales and marketing	1,564	4,430
General and administrative	2,706	6,891
Total operating expenses	4,270	11,321
Loss from discontinued operations	(4,745)	(12,554)
Other (expense) income, net	1	1
Loss from discontinued operations before income taxes	(4,744)	(12,553)
Income tax benefit	—	4
Net loss from discontinued operations	$(4,744)	$(12,549)

(8)	Property and Equipment, Net

Property and equipment, net consists of the following (in thousands, except year data):

	Estimated	As of
	Useful Lives (Years)	June 30, 2024	December 31, 2023
Developed software	5	$7,876	$6,993
Manufacturing equipment	3	73	131
Furniture and equipment	3	96	96
Leasehold improvements	5	708	708
Total property and equipment		8,753	7,928
Less: accumulated depreciation and amortization		(4,297)	(3,611)
Total property and equipment, net		$4,456	$4,317

Depreciation and amortization expense from continuing operations totaled $0.3 million and $0.2 million for the thirteen weeks ended June 30, 2024 and July 2, 2023, respectively. Depreciation and amortization expense from continuing operations totaled $0.7 million and $0.4 million for the twenty-six weeks ended June, 2024 and July 2, 2023, respectively. The Company capitalizes costs to develop its internal-use software when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be utilized as intended. These costs include personnel and related employee benefits and expenses for employees who are directly associated with and who devote time to software projects, and external direct costs of materials and services consumed in developing or obtaining software. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to provide additional material functionality are capitalized and amortized over the estimated useful life of the related upgrade.

(9)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Accrued compensation and benefits	$4,071	$3,969
Customer deposits	243	544
Uninvoiced contract costs	—	671
Accrued term loan and revolving loan amendment and final payment fees	2,400	2,400
Accrued legal settlements	7,700	7,700
Accrued taxes	931	931
Accrued rebates and credits	28	677
Operating lease liabilities, current	475	607
Accrued warranty, current	1,425	1,433
Other accrued liabilities	8,559	8,938
Total accrued expenses and other current liabilities	$25,832	$27,870

(10)	Other Income, Net

Other income, net consists of the following (in thousands):

	Thirteen-Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Change in fair value of redeemable convertible preferred stock warrant liability	$5	$9,207	$1,310	$9,416
Change in fair value of Carlyle warrants	(3,560)	—	2,869	—
Change in fair value of FACT public, private placement and working capital warrants	246	—	(243)	—
Change in fair value of forward purchase agreement liabilities(1)	2,756	—	(2,822)	—
Loss on conversion of SAFE Agreements to common stock(2)	(1,250)	—	(1,250)	—
Other, net	(266)	177	(414)	285
Total other income, net	$(2,069)	$9,384	$(550)	$9,701

(1)	The Company entered into forward purchase agreements with related parties in July 2023. The change in the fair value of forward purchase agreement liabilities entered into with related parties includes $2.3 million and zero of income for the thirteen weeks ended June 30, 2024 and July 2, 2023, respectively, and $2.4 million and zero of expense for the twenty-six weeks ended June 30, 2024 and July 2, 2023, respectively.
(2)	The SAFE Agreements were entered into with a related party, and the loss on the conversion of the SAFE Agreements to shares of the Company’s common stock is a related party transaction. Refer to Note 14 – SAFE Agreements and Note 19 – Related Party Transactions for further information.

(11)	Common Stock

The Company has authorized the issuance of 1,000,000,000 shares of common stock and 10,000,000 shares of preferred stock as of June 30, 2024. No preferred stock has been issued and none are outstanding as of June 30, 2024.

Common Stock Purchase Agreements

On December 18, 2023, the Company entered into separate common stock purchase agreements (the “Purchase Agreements”) with the Rodgers Massey Freedom and Free Markets Charitable Trust and the Rodgers Massey Revocable Living Trust (each a “Purchaser”, and together, the “Purchasers”). Pursuant to the terms of the Purchase Agreements, each Purchaser purchased 1,838,235 shares of common stock of the Company, par value $0.0001, (the “Shares”), at a price per share of $1.36, representing an aggregate purchase price of $4,999,999.20. The Purchasers paid for the Shares in cash. Thurman J. Rodgers is a trustee of each Purchaser, Executive Chairman of the Company’s board of directors and Chief Executive Officer of the Company (“Rodgers” or “CEO”).

The Company has reserved shares of common stock for issuance related to the following:

As of June 30, 2024
Common stock warrants	33,637,266
Employee stock purchase plan	2,628,996
Stock options and RSUs, issued and outstanding	14,498,758
Stock options and RSUs, authorized for future issuance	729,211
Total shares reserved	51,494,231

(12)	Warrants

Liability-classified warrants (in thousands)

	As of
	June 30,	December 31,
	2024	2023
Carlyle warrants	$6,646	$9,515
Replacement warrants	—	1,310
Public warrants	302	167
Private placements warrants	219	122
Working capital warrants	25	13
	$7,192	$11,127

Carlyle Warrants

In February 2022, as part of a debt financing from Carlyle (Refer to Note 13 – Borrowings), the Company issued a warrant to purchase 2,886,952 shares of common stock in conjunction with long-term debt issued to Carlyle (“CS Solis Debt”). The warrant contained two tranches, the first of which is immediately exercisable for 1,995,879 shares. The second tranche, which was determined to be a separate unit of account, expired on December 31, 2022 prior to becoming exercisable. In December 2023, Carlyle was issued an additional warrant to purchase an additional 2,190,604 shares of the Company’s common stock related to an anti-dilution provision within the CS Solis Debt that provides for such additional warrants under such circumstances as provided within the CS Solis Debt.

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

The modification of the warrant resulted in the reclassification of previously equity-classified warrants to liability classification, which was accounted for in accordance with ASC 815 and ASC 718, Compensation – Stock Compensation. The Company recorded the fair value of the modified warrants as a warrant liability of $20.4 million, the pre-modification fair value of the warrants as a reduction to additional paid-in capital of $10.9 million and an expense of $9.5 million to other (expense) income, net equal to the incremental value of the warrants upon the modification. The fair value of the warrant was determined based on its intrinsic value, given a nominal exercise price. At issuance, the relative fair value of the warrant was determined to be $20.4 million using the Black-Scholes model with the following weighted average assumptions: expected term of 7 years; expected volatility of 77.0%; risk-free interest rate of 3.9%; and no dividend yield. As of June 30, 2024, the fair value of the warrant was $6.6 million. The Company recorded a $3.6 million increase and a $2.9 million decrease in the fair value of this warrant, due to the change in the valuation of the warrant, as other (expense) income, net on the unaudited condensed consolidated statements of operations and comprehensive loss for thirteen weeks and twenty-six weeks ended June 30, 2024, respectively.

Series D-7 Warrants (Converted to common stock warrants “Replacement Warrants”)

In November 2022, the Company issued warrants to purchase 656,630 shares of Series D-7 preferred stock (the “Series D-7 warrants”) in conjunction with the Business Combination. The warrant contains two tranches. The first tranche of 518,752 shares of Series D-7 preferred stock were exercisable at an exercise price of $2.50 per share upon consummation of a merger transaction, or at an exercise price of $2.04 per share upon remaining private and had an expiration date of April 2024. The second tranche of 137,878 shares of Series D-7 preferred stock was exercisable at an exercise price of $5.00 per share upon consummation of a merger transaction, or at an exercise price of $4.09 per share upon remaining private and had an expiration date of April 2024. The fair value of the Series D-7 warrants was $2.4 million as of July 18, 2023 when the warrants were reclassified from redeemable convertible preferred stock warrant liability to additional paid-in capital, as the exercise price of the warrants is fixed at $2.50 per share of Complete Solaria Common Stock for the first tranche and $5.00 per share of Complete Solaria Common Stock for the second tranche upon the closing of the Mergers.

In October 2023, the Company entered into an Assignment and Acceptance Agreement (“Assignment Agreement”), (Refer to Note 13 – Borrowings). In connection with the Assignment Agreement, the Company also entered into the First Amendment to Warrant to Purchase Stock Agreements with the holders of the Series D-7 warrants. Pursuant to the terms of the agreement, the warrants to purchase 1,376,414 shares of Series D-7 preferred stock converted into warrants to purchase 656,630 shares of common stock, the Replacement Warrants. As a result of the warrant amendment, the Company reclassified the Replacement Warrants from equity to liability. The Replacement Warrants were remeasured to their fair value on the amendment effective date, and the Company recorded subsequent changes in fair value in other (expense) income, net on its unaudited condensed consolidated statements of operations and comprehensive loss.

The Replacement Warrants expired in April 2024.

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

The Company determined the Public and Private warrants to be classified as a liability and fair valued the warrants on the issuance date using the publicly available price for the warrants of $6.7 million. The fair value of these warrants was $0.5 million as of June 30, 2024. The Company recorded a $0.2 million decrease in the fair value of these warrants and a $0.2 million increase in the fair value of these warrants for the thirteen weeks and twenty-six weeks ended June 30, 2024, respectively, in other (expense) income, net in the unaudited condensed consolidated statements of operations and comprehensive loss.

Additionally, at the closing of the Mergers, the Company issued 716,668 Working Capital warrants, which have identical terms as the Private Placement Warrants to the sponsor in satisfaction of certain liabilities of FACT. The warrants were fair valued at $0.3 million upon the closing of the Mergers, which was recorded in warrant liability on the unaudited condensed consolidated balance sheets. As of June 30, 2024, the Working Capital warrants had a fair value of $0.03 million. The Company recorded a $0.01 million decrease in the fair value of these warrants and a $0.01 increase in the fair value of these warrants for the thirteen weeks and twenty-six weeks ended June 30, 2024, respectively, in other (expense) income, net on the unaudited condensed consolidated statements of operations and comprehensive loss.

Equity Classified Warrants

Series B Warrants (Converted to Common Stock Warrants)

In February 2016, the Company issued a warrant to purchase 5,054 shares of Series B preferred stock (the “Series B warrant”) in connection with a 2016 credit facility. The Series B warrant is immediately exercisable at an exercise price of $4.30 per share and has an expiration date of February 2026. The relative fair value of the Series B warrant at issuance was recorded as a debt issuance cost within other non-current liabilities upon issuance. The fair value of the Series B warrant was less than $0.1 million as of December 31, 2022 and as of July 18, 2023, when the Series B warrant was reclassified from warrant liability to additional paid-in capital, upon the warrant becoming exercisable into shares of Complete Solaria Common Stock upon the close of the Mergers. Prior to its reclassification from equity to a liability during 2023, the changes in fair value were recorded in other (expense) income, net on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the thirteen-weeks ended April 2, 2023.

Series C Warrants (Converted to Common Stock Warrants)

In July 2016, the Company issued a warrant to purchase 148,477 shares of Series C preferred stock (the “Series C warrant”) in connection with the Series C financing. The Series C warrant agreement also provided for an additional number of Series C shares calculated on a monthly basis commencing in June 2016 based on the principal balance outstanding of the notes payable outstanding. The maximum number of shares exercisable under the Series C warrant agreement is 482,969 shares of Series C preferred stock. The Series C warrant was immediately exercisable at an exercise price of $1.00 per share and has an expiration date of July 2026. The relative fair value of the Series C warrant at issuance was recorded as Series C preferred stock issuance costs and redeemable convertible preferred stock warrant liability and changes in the fair value of the warrant were recorded in other (expense) income, net on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the thirteen-weeks ended April 2, 2023. The fair value of the Series C warrant was $2.3 million as of July 18, 2023, when the Series B warrant was reclassified from redeemable convertible preferred stock warrant liability to additional paid-in capital, upon the warrant becoming exercisable into shares of Complete Solaria Common Stock.

Series C-1 Warrants (Converted to Common Stock Warrants)

In January 2020, the Company issued a warrant to purchase 173,067 shares of common stock in conjunction with the Series C-1 preferred stock financing. The warrant is immediately exercisable at an exercise price of $0.01 per share and has an expiration date of January 2030. The warrant remains outstanding as of June 30, 2024. At issuance, the relative fair value of the warrant was determined to be $0.1 million using the Black-Scholes model with the following weighted average assumptions: expected term of 10 years; expected volatility of 62.5%; risk-free interest rate of 1.5%; and no dividend yield. The fair value of the warrant was recorded within additional paid-in capital on the unaudited condensed consolidated balance sheets. The warrant is not remeasured in future periods as it meets the conditions for equity classification.

SVB Common Stock Warrants

In May and August 2021, the Company issued warrants to purchase 2,473 and 2,525 shares of common stock, respectively, in conjunction with the Fifth and Sixth Amendments to the Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”). The warrants are immediately exercisable at exercise prices of $0.38 and $0.62 per share, respectively, and have expiration dates in 2033. The warrants remain outstanding as of June 30, 2024. At issuance, the relative fair value of the warrants was determined to be less than $0.1 million in aggregate using the Black-Scholes model with the following weighted average assumptions: expected term of 12 years; expected volatility of 73.0%; risk-free interest rate of 1.7% and 1.3% for the May and August 2021 warrants, respectively; and no dividend yield. The fair value of the warrant was recorded within additional paid-in-capital on the accompanying unaudited condensed consolidated balance sheets. The warrants are not remeasured in future periods as they meet the conditions for equity classification.

Promissory Note Common Stock Warrants

In October 2021, the Company issued a warrant to purchase 24,148 shares of common stock in conjunction with the issuance of a short-term promissory note. The warrant is immediately exercisable at an exercise price of $0.01 per share and has an expiration date of October 2031. The warrant remains outstanding as of June 30, 2024. At issuance, the relative fair value of the warrant was determined to be less than $0.1 million using the Black-Scholes model with the following weighted average assumptions: expected term of 10 years; expected volatility of 73.0%; risk-free interest rate of 1.5%; and no dividend yield. The fair value of the warrant was recorded within additional paid-in capital on the unaudited condensed consolidated balance sheets. The warrant is not remeasured in future periods as it meets the conditions for equity classification.

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

Warrant Consideration

In July 2023, in connection with the Mergers, the Company issued 6,266,572 warrants to purchase Complete Solaria Common Stock to holders of Legacy Complete Solaria Redeemable Convertible Preferred Stock, Legacy Complete Solaria Common Stock. The exercise price of the common stock warrants is $11.50 per share and the warrants expire 10 years from the date of the Mergers. The warrant consideration was issued as part of the close of the Mergers and was recorded within additional paid-in capital, net of the issuance costs of the Mergers. As of June 30, 2024, all warrants issued as warrant consideration remain outstanding.

Ayna Warrant

On June 17, 2024, a warrant to purchase shares of the Company’s common stock (“Ayna Warrant”) was executed which certifies that Ayna.AI LLC (“Ayna”) is entitled to purchase 6,000,000 shares of the Company’s common stock at the exercise price per share of $0.01, subject to the provisions and upon the terms and conditions set forth in the Ayna Warrant. The Ayna Warrant expires on June 17, 2029. The issuance of the Ayna Warrant by the Company to Ayna is in satisfaction of the compensation owed by the Company to Ayna under the terms of a statement of work (“Ayna SOW”), signed May 21, 2024 (and effective as of March 12, 2024), as incorporated into a master services agreement dated March 12, 2024. Under the Ayna SOW, Ayna will provide services in connection with the anticipated return of the Company to cash-flow positive performance.

On or after the earlier of (i) September 9, 2024; and (ii) the first trading day after March 12, 2024 with a closing price of the Company’s common stock greater than or equal to $1.00 for 45 days out of the trailing consecutive 60-trading-day period (the earlier of the preceding clauses (i) and (ii) the “Exercise Date”), Ayna may exercise the Ayna Warrant for up to 4,000,000 shares of the Company’s common stock. On or after September 9, 2024, Ayna may exercise the Ayna Warrant for up to the remaining 2,000,000 shares of the Company’s common stock. Prior to the Exercise Date Ayna may not exercise the Ayna Warrant.

In lieu of exercising the Ayna Warrant for cash, Ayna may from time to time convert the Ayna Warrant, in whole or in part, into a number of shares of the Company’s common stock determined by dividing (a) the aggregate fair market value of the shares of the Company’s common stock or other securities otherwise issuable upon exercise of the Ayna Warrant minus the aggregate warrant price of such shares of the Company’s common stock by (b) the fair market value (“Ayna Warrant FMV”) of one share of the Company’s common stock.

If the Company’s shares of common stock are traded regularly in a public market, the Ayna Warrant FMV shall be the weighted average price for the 30 trading days ending on the trading day immediately before Ayna delivers its notice of exercise to the Company. If the Company’s shares of common stock are not regularly traded in a public market, the Company’s Board of Directors shall determine that the Ayna Warrant FMV in its reasonable good faith judgment. The foregoing notwithstanding, if Ayna advises the Company’s Board of Directors in writing that Ayna disagrees with such determination, then the Company and Ayna shall promptly agree upon a reputable investment banking firm or a third party independent appraiser to undertake such valuation. If the valuation of such investment banking firm is greater than that determined by the Board of Directors, then all fees and expenses of such investment banking firm shall be paid by the Company. In all other circumstances, such fee and expenses shall be paid by Ayna.

At issuance, the fair value of the Ayna Warrant was determined to be $9.2 million, based on the intrinsic value of the Ayna Warrant and the $0.01 per share exercise price. As the Ayna Warrant is accounted for as stock-based compensation under ASC 718, the Ayna Warrant is recorded within additional paid-in capital on the unaudited condensed consolidated balance sheets. The Ayna Warrant is not remeasured in future periods as it meets the conditions for equity classification. As the Ayna statement of work period is different than the date of the warrant agreement, the differences in dates cause an accrued expense for services rendered by Ayna but consideration has not vested as of June 30, 2024. As of June 30, 2024, the Company recognized expense of $1.6 million, representing the amount earned to date, accrued liability of $0.2 million and a credit to additional paid-in-capital of $1.4 million.

(13)	Borrowings

The Company’s borrowings consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2024	2023
2018 Bridge Notes	$11,731	$11,031
Revolver Loan	5,522	5,168
Secured Credit Facility	13,124	12,158
Polar Settlement Agreement	—	300
Total notes payable	30,377	28,657
Debt in CS Solis	37,152	33,280
Total notes payable and convertible notes, net	67,529	61,937
Less current portion	(67,529)	(61,937)
Notes payable and convertible notes, net of current portion	$—	$—

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

In December 2022, the Company entered into an amendment to the 2018 Notes extending the maturity date from December 13, 2022 to December 13, 2023, and the 2018 Notes remain outstanding as of June 30, 2024. In connection with the amendment, the 2018 Notes will continue to bear interest at 8% per annum and are entitled to an increased repayment premium from 110% to 120% of the principal and accrued interest at the time of repayment.

The Company concluded that the amendment represented a troubled debt restructuring as the Company was experiencing financial difficulty, and the amended terms resulted in a concession to the Company. As the future undiscounted cash payments under the modified terms exceeded the carrying amount of the 2018 Notes on the date of modification, the modification was accounted for prospectively. The incremental repayment premium is being amortized to interest expense using the effective interest rate method. As of June 30, 2024 and December 31, 2023, the carrying value of the 2018 Notes was $11.7 million and $11.0 million, respectively. Interest expense recognized for the thirteen weeks ended June 30, 2024 and July 2, 2023 was $0.4 million and $0.3 million, respectively. Interest expense recognized for the twenty-six weeks ended June 30, 2024 and July 2, 2023 was $0.7 million and $0.6 million, respectively. As of June 30, 2024, the carrying value of the 2018 Notes approximates their fair value.

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

The Revolving Loan has a term of thirty-six months, with the principal due at the end of the term and an annual interest rate of 7.75% or Prime rate plus 4.5%, whichever is higher. The SCI Loan Agreement requires the Company to meet certain financial covenants relating to the maintenance of a specified restricted cash balance, achieve specified revenue targets and maintain specified contribution margins (“Financial Covenants”) over the term of the Revolving Loan. The Revolving Loan is collateralized by substantially all assets and property of the Company.

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

The Revolving Loan outstanding on the date of the Business Combination was fair valued at $5.0 million for the purpose of purchase price accounting. The Revolving Loan principal balance at June 30, 2024 and December 31, 2023 amounted to $5.5 million and $5.1 million, respectively.

In October 2023, the Company entered into an Assignment Agreement whereby Structural Capital Investments III, LP assigned the SCI debt to Kline Hill Partners Fund LP, Kline Hill Partners IV SPV LLC, Kline Hill Partners Opportunity IV SPV LLC, (collectively “Kline Hill”) and Rodgers Massey Revocable Living Trust for a total purchase price of $5.0 million. The Company has identified this arrangement as a related party transaction, as discussed in Note 19 – Related Party Transactions. The SCI Revolving Loan continued to remain outstanding as of June 30, 2024 and is currently being renegotiated.

Interest expense recognized for the thirteen-week periods ended June 30, 2024 and July 2, 2023 was $0.2 million and $0.2 million, respectively. Interest expense recognized for the twenty-six weeks ended June 30, 2024 and July 2, 2023, was $0.4 million and $0.3 million, respectively. The interest expense recognized in 2024 is deemed to be related party interest expense.

On May 1, 2024, the Company entered into an agreement with Kline Hill that will cancel this obligation upon satisfaction of certain events. Refer to Note 20 - Subsequent Events for further details.

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

At June 30, 2024, the balance outstanding was $13.1 million, including accrued financing cost of $5.5 million, and as of December 31, 2023, the balance outstanding was $12.2 million, including accrued financing cost of $4.5 million. The Company recognized interest expense of $0.4 million and $1.3 million related to the Secured Credit Facility during the thirteen weeks ended June 30, 2024 and July 2, 2023, respectively. The Company recognized interest expense of $1.0 million and $3.1 million related to the Secured Credit Facility during the twenty-six weeks ended June 30, 2024 and July 2, 2023, respectively. As of June 30, 2024, the total estimated fair value of the Secured Credit Facility approximated its carrying value. On May 1, 2024, the Company entered into an agreement with Kline Hill that will cancel this obligation upon satisfaction of certain events. Refer to Note 20 - Subsequent Events for further details.

Entry into an Agreement to Cancel Revolver Loan and Secured Credit Facility

On May 1, 2024, the Company entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) with Kline Hill providing for (a) the cancellation of all indebtedness owed to Kline Hill by the Company, termination of all debt instruments by and between the Company and Kline Hill, and the satisfaction of all obligations owed to Kline Hill by the Company under the terminated debt instruments, (b) the issuance of 9,800,000 shares of the Company’s common stock to Kline Hill, (c) the issuance of warrants (the “Kline Hill Warrants”) to Kline Hill to purchase up to 3,700,000 shares of the Company’s common stock, with an exercise price per share of $0.62 (the closing price per share of the Company’s common stock as reported on the Nasdaq Capital Market as of the date of the Agreement), and (d) a one-time $3,750,000 cash payment to Kline Hill upon the earlier of (i) the Company achieving $100,000,000 of trailing twelve month revenue, or (ii) the Company achieving $10,000,000 of trailing twelve month EBITDA. The Kline Hill Warrants are exercisable at a price of $0.125 per share of the Company’s common stock. The closing of the foregoing transactions will occur when the following conditions are met: Carlyle executes an agreement to cancel all debt owed to Carlyle by the Company, and all debt owed to Carlyle and its affiliates by the Company is no longer outstanding.

As of June 30, 2024, the amount owed to Carlyle was outstanding. Refer to Note 20 - Subsequent Events for further information regarding details regarding the exchange of the Carlyle debt and cancellation of the Kline Hill indebtedness.

Polar Settlement Agreement

In September 2023, in connection with the Mergers, the Company entered into a settlement and release agreement with Polar Multi-Strategy Master Fund (“Polar”) for the settlement of a working capital loan that had been made by Polar to the Sponsor, prior to the closing of the Mergers. The settlement agreement required the Company to pay Polar $0.5 million in ten equal monthly installments and did not accrue interest. As of December 31, 2023, the balance owed to Polar was $0.3 million all of which was paid in the first quarter of 2024.

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

The Carlyle Debt Modification Agreement accelerates the redemption date of the investment, which was previously February 14, 2025 and is now March 31, 2024 subsequent to the modification. The acceleration of the redemption date of the investment, resulted in the total redemption amount to be 1.3 times the principal at December 31, 2023. The redemption amount increased to 1.4 times the original investment as of March 31, 2024. Additionally, as part of the amendment, the parties entered into an amended and restated warrant agreement. As part of the Carlyle Warrant Amendment, Complete Solaria issued Carlyle a warrant to purchase up to 2,745,879 shares of Complete Solaria Common Stock at a price per share of $0.01, which is inclusive of the outstanding warrant to purchase 1,995,879 shares at the time of modification. The warrant, which expires on July 18, 2030, provides Carlyle with the right to purchase shares of Complete Solaria Common Stock based on (a) the greater of (i) 1,995,879 shares and (ii) the number of shares equal to 2.795% of Complete Solaria’s issued and outstanding shares of common stock, on a fully-diluted basis; plus (b) on and after the date that is ten (10) days after the date of the agreement, an additional 350,000 shares; plus (c) on and after the date that is thirty (30) days after the date of the agreement, if the original investment amount has not been repaid, an additional 150,000 shares; plus (d) on and after the date that is ninety (90) days after the date of the agreement, if the original investment amount has not been repaid, an additional 250,000 shares, in each case, of Complete Solaria Common Stock at a price of $0.01 per share. The warrants are classified as liabilities under ASC 815 and are recorded within warrant liability on the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.

The Company accounted for the modification of the debt due with CS Solis as a debt extinguishment in accordance with ASC 480 and ASC 470. As a result of the extinguishment, the Company recorded a loss on extinguishment, of $10.3 million in the thirteen-week period ended October 1, 2023. As of the modification date, the Company recorded the fair value of the new debt of $28.4 million as short-term debt with CS Solis. As of June 30, 2024, the debt has a redemption obligation of $35.8 million under the Carlyle Debt Modification Agreement. The debt in CS Solis is currently under negotiation.

The Company has recorded a liability of $37.2 million and $33.3 million included in short-term debt with CS Solis on its unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively. For the thirteen weeks ended June 30, 2024 and July 2, 2023, the Company has recorded accretion of the liability as interest expense of $1.3 million and $0.8 million, respectively, and made no payments of interest expense. For the twenty-six weeks ended June 30, 2024 and July 2, 2023, the Company has recorded accretion of the liability as interest expense of $3.9 million and $1.5 million, respectively, and made no payments of interest expense.

For the thirteen weeks ended June 30, 2024 and July 2, 2023 the Company recorded amortization of issuance costs as interest expense of zero and $0.3 million, respectively. For the twenty-six weeks ended June 30, 2024 and July 2, 2023 the Company recorded amortization of issuance costs as interest expense of zero and $0.7 million, respectively.

As of June 30, 2024, the total estimated fair value of the Company’s debt with CS Solis was $37.2 million, which was estimated based on Level 3 inputs.

(14)	SAFE Agreements

First SAFE

On January 31, 2024, the Company entered into a simple agreement for future equity (the “First SAFE”) with the Rodgers Massey Freedom and Free Markets Charitable Trust (the “Purchaser”), a related party, in connection with the Purchaser investing $1.5 million in the Company. The First SAFE does not accrue interest. The First SAFE was initially convertible into shares of the Company’s common stock, par value $0.0001 per share, upon the initial closing of a bona fide transaction or series of transactions with the principal purpose of raising capital, pursuant to which the Company would have issued and sold shares of its common stock at a fixed valuation (an “Equity Financing”), at a per share conversion price which was equal to the lower of (i) (a) $53.54 million divided by (b) the Company’s capitalization immediately prior to such Equity Financing (such conversion price, the “SAFE Price”), and (ii) 80% of the price per share of its common stock sold in the Equity Financing. If the Company consummated a change of control prior to the termination of the First SAFE, the Purchaser would have been automatically entitled to receive a portion of the proceeds of such liquidity event equal to the greater of (i) $1.5 million and (ii) the amount payable on the number of shares of common stock equal to (a) $1.5 million divided by (b)(1) $53.54 million divided by (2) the Company’s capitalization immediately prior to such liquidity event (the “Liquidity Price”), subject to certain adjustments as set forth in the First SAFE. The First SAFE was convertible into a maximum of 1,431,297 shares of the Company’s common stock, assuming a per share conversion price of $1.05, which is the product of (i) $1.31, the closing price per share of the Company’s common stock on January 31, 2024, multiplied by (ii) 80%.

On April 21, 2024, the Company entered into an amendment (“First SAFE Amendment”) that converted the First SAFE investment of $1.5 million to 4,166,667 shares of the Company’s common stock based on a conversion price of $0.36 per share, defined in the First SAFE Amendment as the product of (i) $0.45, the closing price of the Company’s common stock on April 19, 2024, multiplied by (ii) 80%.

Second SAFE

On February 15, 2024, the Company entered into a simple agreement for future equity (the “Second SAFE”) with the Purchaser, a related party, in connection with the Purchaser investing $3.5 million in the Company. The First SAFE does not accrued interest. The Second SAFE was initially convertible into shares of the Company’s common stock upon the initial closing of an Equity Financing at a per share conversion price which was equal to the lower of (i) the SAFE Price, and (ii) 80% of the price per share of Common Stock sold in the Equity Financing. If the Company consummated a change of control prior to the termination of the Second SAFE, the Purchaser would have been automatically entitled to receive an amount equal to the greater of (i) $3.5 million and (ii) the amount payable on the number of shares of Common Stock equal to $3.5 million divided by the Liquidity Price, subject to certain adjustments as set forth in the Second SAFE. The Second SAFE was convertible into a maximum of 3,707,627 shares of the Company’s common stock, assuming a per share conversion price of $0.94, which is the product of (i) $1.18, the closing per share price of its common stock on February 15, 2024, multiplied by (ii) 80%.

On April 21, 2024, the Company entered into an amendment (“Second SAFE Amendment”) that the Second SAFE investment of $3.5 million to 9,722,222 shares of the Company’s common stock based on a conversion price of $0.36 per share, defined in the Second SAFE Amendment as the product of (i) $0.45, the closing price of the Company’s common stock on April 19, 2024, multiplied by (ii) 80%.

Third SAFE

On May 13, 2024, the Company entered into a simple agreement for future equity (the “Third SAFE”) with the Purchaser in connection with the Purchaser investing $1.0 million in the Company. The Third SAFE is convertible into shares of the Company’s common stock upon the initial closing of a bona fide transaction or series of transactions with the principal purpose of raising capital, pursuant to which the Company issues and sells shares of it common stock in an Equity Financing, at a per share conversion price which is equal to 50% of the price per share of the Company’s common stock sold in the Equity Financing. If the Company consummates a change of control prior to the termination of the Third SAFE, the Purchaser will be automatically entitled to receive a portion of the proceeds of such liquidity event equal to $1.0 million, subject to certain adjustments as set forth in the Third SAFE. The Third SAFE is convertible into a maximum of 2,750,000 shares of the Company’s common stock, assuming a per share conversion price of $0.275, which is the product of (i) $0.55, the closing price of the Company’s common stock on May 13, 2024, multiplied by (ii) 50%.

(15)	Stock-Based Compensation

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

Under the Plans, the Company has granted service and performance-based stock options and restricted stock units (“RSUs”).

A summary of stock option activity for the twenty-six weeks ended June 30, 2024 under the Plans is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding—December 31, 2023	11,716,646	$3.48	8.53	$2,756
Options granted	6,121,251	0.93
Options exercised	(90,038)	0.66
Options canceled	(3,307,198)	1.64
Outstanding—June 30, 2024	14,440,661	$2.83	8.48	$3,197
Vested and expected to vest—June 30, 2024	14,440,661	$2.83	8.48	$3,197
Vested and exercisable—June 30, 2024	5,092,830	$4.07	4.82	$750

A summary of RSU activity for the twenty-six weeks ended June 30, 2024 under the Plan is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	58,097	$2.07
Granted	––	$––
Vested and released	––	$––
Cancelled or forfeited	––	$––
Unvested at June 30, 2024	58,097	$2.07

Stock-based compensation expense

The following table summarizes stock-based compensation expense and its allocation within the accompanying unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Cost of revenues	$29	$20	$56	$31
Sales and marketing	214	100	430	194
General and administrative	986	352	2,084	517
Total stock-based compensation expense from continuing operations	1,229	472	2,570	742
Stock-based compensation from discontinued operations, net of tax	⸺	548	⸺	1,300
Total stock-based compensation expense	$1,229	$1,020	$2,570	$2,042

As of June 30, 2024, there was a total of $21.0 million and zero unrecognized stock-based compensation costs related to service-based options and RSUs, respectively. Such compensation cost is expected to be recognized over a weighted-average period of approximately 1.23 years for service-based options.

(16)	Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (the “ESPP Plan”) in connection with the consummation of the Mergers in July 2023. All qualified employees may voluntarily enroll to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock of the offering periods or the applicable purchase date. As of June 30, 2024, 2,628,996 shares were reserved for future issuance under the ESPP Plan.

(17)	Commitments and Contingencies

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

Activity by period relating to the Company’s warranty provision was as follows (in thousands):

	Twenty-Six Weeks Ended June 30, 2024	Year Ended December 31, 2023
Warranty provision, beginning of period	$4,849	$3,981
Accruals for new warranties issued	361	2,968
Settlements	(370)	(2,100)
Warranty provision, end of period	$4,840	$4,849
Warranty provision, current	$1,424	$1,433
Warranty provision, noncurrent	$3,416	$3,416

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

Legal Matters

The Company is a party to various legal proceedings and claims which arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the reasonably possible loss. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred. Although claims are inherently unpredictable, the Company is not aware of any matters that may have a material adverse effect on its business, financial position, results of operations, or cash flows. The Company has recorded $7.9 million as a loss contingency in accrued expenses and other current liabilities on its unaudited condensed consolidated balance sheets as of both June 30, 2024 and December 31, 2023, respectively, primarily associated with the pending settlement of the following legal matters.

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

Siemens Litigation

On July 22, 2021, Siemens Government Technologies, Inc. and Siemens Industry, Inc. (collectively, “Siemens”) filed a lawsuit against Solaria Corporation and SolarCA, LLC, which are wholly-owned subsidiaries of Complete Solaria, Inc. (collectively, the “Subsidiaries”), in Fairfax Circuit Court (the “Court”) in Fairfax, Virginia. In the lawsuit, Siemens alleged that the Subsidiaries breached express and implied warranties under a purchase order that Siemens placed with the Subsidiaries for a solar module system. Siemens claimed damages of approximately $6.9 million, inclusive of amounts of the Subsidiaries’ indemnity obligations to Siemens, plus attorneys’ fees.

On February 22, 2024, the Court issued an order against the Subsidiaries which awards Siemens approximately $6.9 million, inclusive of amounts of the Subsidiaries’ indemnity obligations to Siemens, plus attorney’s fees, the amount of which would be determined at a later hearing. On March 15, 2024, Siemens filed a motion seeking to recover $2.67 million for attorneys’ fees, expenses, and pre-judgment interest. On June 17, 2024, the Court entered a final order which awards Siemens a total of $2.0 million in attorneys’ fees and costs. The Company intends to appeal these judgments.

The Company has recorded $6.9 million as a legal loss related to this litigation, and the Company recorded an additional accrual for $2.0 million for attorneys’ fees, expenses, and pre-judgment interest, in accrued expenses and other current liabilities on its unaudited condensed consolidated balance sheets as of June 30, 2024. This legal loss was recognized in loss from discontinued operations, net of tax on the unaudited condensed consolidated statements of operations and comprehensive loss. The Company recorded $6.9 million as a legal loss related to this litigation, excluding amounts for attorneys’ fees and costs, in accrued expenses and other current liabilities on its unaudited condensed consolidated balance sheet as of December 31, 2023.

China Bridge

On August 24, 2023, China Bridge Capital Limited (“China Bridge”) alleged breach of contract and demanded $6.0 million. The complaint names FACT as the defendant. The complaint alleges China Bridge and FACT entered into a financial advisory agreement in October 2022 whereby FACT engaged China Bridge to advise and assist FACT in identifying a company for FACT to acquire. As part of the agreement, China Bridge claims that FACT agreed to pay China Bridge a $6.0 million advisory fee if FACT completed such an acquisition. China Bridge claims it introduced Complete Solaria to FACT and is therefore owed the $6.0 million advisory fee. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. No liability has been recorded in the Company’s unaudited condensed consolidated financial statements as the likelihood of a loss is not probable at this time. On July 25, 2024, the parties executed a settlement agreement. The Company paid no money or other compensation to China Bridge.

Letters of Credit

The Company had $3.8 million of outstanding letters of credit related to normal business transactions as of June 30, 2024. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder. As discussed in Note 2 – Summary of Significant Accounting Policies, the cash collateral in these restricted cash accounts was $3.8 million at each of June 30, 2024 and December 31, 2023.

(18)	Basic and Diluted Net Loss Per Share

The Company uses the two-class method to calculate net loss per share. No dividends were declared or paid for the thirteen and twenty-six week periods ended June 30, 2024 and July 2, 2023. Undistributed earnings for each period are allocated to participating securities, including the redeemable convertible preferred stock, based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. The Company’s basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average shares of common stock outstanding during periods with undistributed losses.

The unaudited basic and diluted shares and net loss per share for the thirteen and twenty-six week periods ended July 2, 2023 have been retroactively restated to give effect to the conversion of shares of legal acquiree’s convertible instruments into shares of legal acquiree common stock as though the conversion had occurred as of the beginning of the period. The retroactive restatement is consistent with the presentation on the accompanying unaudited condensed consolidated statements of stockholders’ deficit.

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the thirteen and twenty-six week periods ended June 30, 2024 and July 2, 2023 (in thousands, except share and per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Numerator:
Net loss from continuing operations	$(13,887)	$(6,766)	$(23,475)	$(22,475)
Net loss from discontinued operations	(2,007)	(4,744)	(2,007)	(12,549)
Net loss	$(15,894)	$(11,510)	$(25,482)	$(35,024)
Denominator:
Weighted average common shares outstanding, basic and diluted	61,111,005	27,671,302	54,941,543	27,638,062
Net loss per share:
Continuing operations – basic and diluted	$(0.23)	$(0.24)	$(0.43)	$(0.81)
Discontinued operations – basic and diluted	$(0.03)	$(0.17)	$(0.03)	$(0.46)
Net loss per share – basic and diluted	$(0.26)	$(0.41)	$(0.46)	$(1.27)

The computation of basic and diluted net loss per share attributable to common stockholders is the same for the thirteen and twenty-six week periods ended June 30, 2024 and July 2, 2023 because the inclusion of potential shares of common stock would have been anti-dilutive for the periods presented.

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been anti-dilutive:

	As of
	June 30, 2024	July 2, 2023
Common stock warrants	23,024,556	1,157,784
Stock options and RSUs issued and outstanding	14,440,661	6,693,998
Potential common shares excluded from diluted net loss per share	37,465,217	7,851,782

(19)	Related Party Transactions

From October 2022 through June 2023, the Company issued convertible promissory notes (“2022 Convertible Notes”) of approximately $33.3 million to various investors, out of which $12.1 million was issued to five related parties. Additionally, the Company acquired a related party convertible note, on the same terms as the 2022 Convertible Notes as part of the acquisition of Solaria, with a fair value of $6.7 million at the time of the acquisition. The related party debt is presented as convertible notes, net, due to related parties, noncurrent in the accompanying unaudited condensed consolidated balance sheets. The principal amount of the outstanding balance on the 2022 Convertible Notes accrues at 5.0%, compounded annually. For the thirteen week periods ended June 30, 2024 and July 2, 2023, the Company has recognized zero and $0.2 million, respectively, in interest expense related to the related party 2022 Convertible Notes. For the twenty-six week periods ended June 30, 2024 and July 2, 2023, the Company has recognized zero and $0.4 million, respectively, in interest expense related to the related party 2022 Convertible Notes.

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

In July 2023, the Company entered into a series of FPAs as described in Note 5 – Forward Purchase Agreements. In connection with the FPAs, the Company recognized other expense of $30.7 million for the fiscal year ended December 31, 2023 in connection with the issuance of 5,670,000 shares of Complete Solaria Common Stock to the related party FPA Sellers. The Company also recognized other income of $0.3 million in connection with the issuance of the FPAs with related parties. The Company has recognized a liability associated with the FPAs of $5.6 million and $3.2 million due to related parties in its unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively. The Company recognized $2.4 million of other income in the thirteen week period ended June 30, 2024 and $2.4 million of other expense in the twenty-six week period ended June 30, 2024 in its unaudited condensed consolidated statements of operations and comprehensive loss.

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

In October 2023, the Company entered into an Assignment Agreement whereby Structural Capital Investments III, LP assigned the SCI debt to Kline Hill Partners Fund LP, Kline Hill Partners IV SPV LLC, Kline Hill Partners Opportunity IV SPV LLC, (collectively “Kline Hill”) and Rodgers Massey Revocable Living Trust, a related party, for a total purchase price of $5.0 million. The SCI Revolving Loan continued to remain outstanding as of June 30, 2024 and is currently being renegotiated. Interest expense

Three SAFEs, as described in Note 14 –SAFE Agreements, entered into during the twenty-six weeks ended June 30, 2024 were with the Rodgers Massey Freedom and Free Markets Charitable Trust, a related party. The Company received proceeds from the SAFEs totaling $6.0 million in exchange for debt that may be converted into shares of the Company’s common stock. The SAFEs issued in the first quarter of 2024, totaling $5.0 million were converted into 13,888,889 share of the Company’s common stock during the 13 weeks ended June 30, 2024. The Company recognized a loss of $1.3 million in connection with the conversion of the two SAFEs.

In June 2024, Rodgers made a good faith deposit of $2.0 million to the Company to prefund the July 2024 Rodgers Note that subsequently was issued by the Company in July 2024 in connection with the Exchange Agreement entered after the period end. Refer to Note 20 - Subsequent Events for further details.

There were no other material related party transactions during the thirteen and twenty-six week periods ended June 30, 2024 and July 2, 2023.

(20)	Subsequent Events

Debt Exchanged for Equity

On July 1, 2024, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Carlyle and Kline Hill providing for:

(i)	the cancellation of all indebtedness owed to Carlyle by the Company, termination of all debt instruments by and between the Company and Carlyle (through the transfer of Carlyle’s interest in CS Solis, LLC, to the Company), and the satisfaction of all obligations owed to Carlyle by the Company under the terminated debt instruments;

(ii)	the issuance of a convertible note in the original principal amount of $10.0 million to Carlyle;

(iii)	the cancellation of all indebtedness owed to Kline Hill by the Company, termination of all debt instruments by and between the Company and Kline Hill, and the satisfaction of all obligations owed to Kline Hill by the Company under the terminated debt instruments;

(iv)	the issuance of convertible notes in the aggregate original principal amount of $7,972,731 to Kline Hill; and

(v)	the issuance of 1,500,000 shares of common stock, par value $0.0001 per share, of the Company (the “Common Stock”) to Kline Hill (the “Shares”)

In addition, in July 2024, the Company entered into a note purchase agreement and issued a convertible note to an affiliate of Rodgers in the original principal amount of $18.0 million (the “July 2024 Rodgers Note”). In connection with these transactions, Rodgers made a good faith deposit of $2.0 million to the Company in June 2024 to prefund the July 2024 Rodgers Note that subsequently was issued by the Company in July 2024.

The convertible notes bear interest at 12.0% per year. The convertible notes are general unsecured obligations of the Company and will mature on July 1, 2029, unless earlier converted, redeemed or repurchased. Interest on the convertible notes will accrue at a rate of 12.00% per year from July 1, 2024 and will be payable semiannually in arrears on January 1 and July 1 of each year, beginning on July 1, 2025. The convertible notes are convertible at the option of the holders at any time prior to the payment of the payment of the principal amount of such convertible note in full. Upon conversion of any convertible note, the Company will satisfy its conversion obligation by delivering shares of the Company’s common stock and paying cash in respect of any fractional shares.

Acquisition of Select Assets of Core Energy

On July 2, 2024, the Company announced that it had acquired selected assets of Core Energy (“Core Energy”), a Logan Utah solar engineering, procurement and construction firm and its employees.

Investment by StarCharge -

On July 1, 2024, the Company announced that StarCharge (“StarCharge”), a provider of electric vehicle charging infrastructure and microgrid solutions, completed a $10.0 million investment in convertible senior notes (“$10 Million Senior Notes”) of the Company. The terms of the $10 Million Senior Notes are as follows:

●	Interest rate 12% payable semi-annually in arrears;

●	Five year term maturing on July 1, 2029 unless earlier converted, redeemed or repurchased;

●	An initial conversion rate of 500 shares of the Company’s common stock per $1,000 principal equivalent to $2.00 per share

●	The Company may not redeem the $10 Million Senior Notes prior to July 5, 2026. Thereafter, the Company may redeem the $10 Million Senior Notes subject to the share price of the Company’s common stock trading at $3.00 per share for 20 out of 30 consecutive trading days. Then from July 1, 2028 until maturity, subject to the share price of the Company’s common stock trading at $2.60 per share for 20 out of 30 consecutive trading days.

●	The Company has the right to offer up to $10 million of additional notes on the same terms as the $10 Million Senior Notes to additional investors on identical terms and conditions.

Amendments to Forward Purchase Agreements

On July 17, 2024, the Company entered into the third amendment to the Forward Purchase Agreement with Polar, pursuant to which the Company and Polar agreed that Section 2 (Most Favored Nation) of the Forward Purchase Agreement is applicable to all 2,450,000 shares subject to the Forward Purchase Agreement.

White Lion Stock Purchase Agreement

On July 16, 2024, the Company entered into a common stock purchase agreement with White Lion Capital, LLC (“White Lion”), as amended on July 24, 2024 (“White Lion SPA”), and a related registration rights agreement for an equity line financing facility. Pursuant to the White Lion SPA, the Company has the right, but not the obligation, to require White Lion to purchase, from time to time up to $30 million in aggregate gross purchase price of newly issued shares of the Company’s common stock, subject to the caps and certain limitations and conditions set forth in the White Lion SPA, including terms that restrict the ability of the Company to issue shares of common stock to White Lion that would result in White Lion beneficially owning more than 9.99% of the Company’s outstanding common stock.

Acquisition of Select Assets of SunPower Corporation

On August 5, 2024, the Company entered into a “Stalking Horse” asset purchase agreement with SunPower Corporation (“SunPower”) and the direct and indirect subsidiaries of SunPower (the “Debtors”) providing for the sale and purchase of certain assets related to the Debtors’ Blue Raven Solar business, New Homes business, and non-installing Dealer network (the “Stalking Horse APA”). Under the Stalking Horse APA, the Company agreed, subject to the terms and conditions of the Stalking Horse APA, to acquire certain assets and assume certain liabilities from the Debtors for $45.0 million in cash at the closing of the transaction, including a deposit of $4.5 million that was paid into an escrow account within two business days following the execution of the Stalking Horse APA. The Stalking Horse APA includes customary representations and warranties, covenants, and closing conditions, in each case under the circumstances and subject to certain limitations as set forth therein, including, without limitation, provisions requiring the Debtors to reimburse the Company for up to $0.6 million for expenses incurred in connection with the Stalking Horse APA and to pay a break-up fee of $1.35 million, in each case under certain circumstances as set forth in the Stalking Horse APA, and the right of the Company to designate executory contracts and to assume or reject unexpired leases.

The Stalking Horse APA is subject to higher and better offers during the Debtors’ voluntary cases under Chapter 11 of Title 11 of the United States Bankruptcy Code and is subject to approval of the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Stalking Horse APA acts as a baseline for competitive bids for the acquisition of the related acquired assets. If one or more qualified bids (other than the transaction contemplated by the Stalking Horse APA) were to be received by the qualified bid deadline as provided for in bidding procedures approved by the bankruptcy court, then the Debtors will proceed with an auction to determine the successful bid, subject to the terms of the bidding procedures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024, and related management’s discussion and analysis in Item 7 of the Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

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

Our fiscal quarters are thirteen-week periods within a standard calendar year. Each annual reporting period begins on January 1 and ends on December 31.

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

Key Financial Definitions/Components of Results of Operations

Revenues

We generate revenue by providing customer solar solutions through a standardized platform to our residential solar providers and companies to facilitate the sale and installation of solar energy systems. Our contracts consist of two performance obligations: solar installation services and post-installation services that are performed prior to inspection by the authority having jurisdiction. The majority of our service revenue is recognized at a point in time upon the completion of the installation and the remainder is recognized upon inspection. Service revenue is recognized net of a reserve for the performance guarantee of solar output.

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

Operating Expenses

Cost of Revenues

Cost of revenues consists primarily of the cost of solar energy systems, installation and other subcontracting costs. Cost of revenues also includes associated warranty costs, shipping and handling and allocated overhead costs.

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

General and Administrative

General and administrative expenses consist primarily of personnel and related expenses for our employees, in our finance, research, engineering, and administrative teams including salaries, bonuses, payroll taxes, and stock-based compensation. It also consists of legal, consulting, and professional fees, rent expenses pertaining to our offices, business insurance costs, depreciation and amortization of internally developed software, investor relations and other costs. We expect an increase in audit, tax, accounting, legal and other costs related to compliance with applicable securities and other regulations, as well as additional insurance, investor relations, and other costs associated with being a public company.

Interest Expense

Interest expense primarily relates to interest expense on the issuance of debt and convertible notes and the amortization of debt issuance costs.

Other (expense) income, Net

Other (expense) income, net consists of changes in the fair value of our convertible notes, the impact of debt extinguishment, changes in the fair value of stock warrant liabilities and forward purchase agreements and other costs.

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

If any assumptions used in the Black-Scholes option pricing model change significantly, stock-based compensation for future awards may differ materially compared to the awards granted previously. For the thirteen-week periods ended June 30, 2024 and July 2, 2023, stock-based compensation expense was $1.2 million and $1.0 million, respectively, of which zero and $0.5 million, respectively, related to discontinued operations. For the twenty-six-week periods ended June 30, 2024 and July 2, 2023, stock-based compensation expense was $2.6 million and $2.0 million, respectively, of which zero and $1.3 million, respectively, related to discontinued operations. As of June 30, 2024, we had approximately $13.8 million of total unrecognized stock-based compensation expense related to stock options.

Recent Accounting Pronouncements

A discussion of recently issued accounting standards applicable to Complete Solaria is described in Note 2 - Summary of Significant Accounting Policies, in the accompanying notes to the unaudited condensed consolidated financial statements.

Results of Operations

Thirteen weeks ended June 30, 2024 compared to the thirteen weeks ended July 2, 2023

The following table sets forth our unaudited statements of operations data for the thirteen weeks ended June 30, 2024 and the thirteen weeks ended July 2, 2023. We have derived this data from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The results of historical periods are not necessarily indicative of the results of operations for any future period.

(in thousands)	Thirteen Weeks Ended June 30, 2024	Thirteen Weeks Ended July 2, 2023	$ Change	% Change
Revenues	$4,492	$25,620	$(21,128)	(82)%
Cost of revenues(1)	5,384	19,607	(14,223)	(73)%
Gross (loss) profit	(892)	6,013	(6,905)	(115)%
Gross margin %	(20)%	23%
Operating expenses:
Sales commissions	1,305	8,789	(7,484)	(85)%
Sales and marketing(1)	1,051	2,319	(1,268)	(55)%
General and administrative(1)	6,246	7,707	(1,461)	(19)%
Total operating expenses	8,602	18,815	(10,213)	(54)%
Loss from continuing operations	(9,494)	(12,802)	3,308	(26)%
Interest expense(2)	(2,324)	(3,357)	1,033	(31)%
Interest income	10	9	1	11%
Other (expense) income, net(3)	(2,069)	9,384	(11,453)	(122)%
Loss from continuing operations before taxes	(13,877)	(6,766)	(7,111)	105%
Income tax benefit (provision)	(10)	⸺	(10)	⸺
Net loss from continuing operations	$(13,887)	$(6,766)	$(7,121)	105%

(1)	Includes stock-based compensation expense as follows (in thousands):

	Thirteen Weeks Ended June 30, 2024	Thirteen Weeks Ended July 2, 2023
Cost of revenues	$29	$20
Sales and marketing	214	100
General and administrative	986	352
Stock-based compensation from continuing operations	1,229	472
Stock-based compensation expense included in discontinued operations	⸺	548
Total stock-based compensation expense	$1,229	$1,020

(2)	Includes interest expense to related party of $0.2 million and $0.2 million during the thirteen weeks ended June 30, 2024 and July 2, 2023, respectively.

(3)	Includes income from related parties of $2.3 million and zero for the thirteen weeks ended June 30, 2024 and July 2, 2023, respectively.

Revenues

We disaggregate our revenues based on the following types of services (in thousands):

	Thirteen Weeks Ended	Thirteen Weeks Ended
	June 30, 2024	July 2, 2023	$ Change	% Change
Solar energy system installations	$4,474	$24,753	$(20,279)	(82)%
Software enhanced services	18	867	(849)	(98)%
Total revenue	$4,492	$25,620	$(21,128)	(82)%

Revenues from solar energy system installations for the thirteen weeks ended June 30, 2024 was $4.5 million compared to $24.8 million for the thirteen weeks ended July 2, 2023. The decrease in solar energy system installation revenues of $20.3 million was primarily due to a decrease in the volume of solar energy system installations.

Revenues from software enhanced services for the thirteen weeks ended June 30, 2024 was $0.02 million compared to $0.9 million for the thirteen weeks ended July 2, 2023. The decrease was the result of a shift in focus towards solar energy installations.

Cost of Revenues

Cost of revenues for the thirteen weeks ended June 30, 2024 was $5.4 million compared to $19.6 million for the thirteen weeks ended July 2, 2023. The decrease in cost of revenues of $14.2 million, or 73%, was primarily due to the decrease in revenue of 82% and emphasis on managing costs.

Gross Margin

Gross margin for the thirteen weeks ended June 30, 2024 was negative 20% compared to 23% for the thirteen weeks ended July 2, 2023. The decline in the gross margin was principally attributable to the decrease in revenues, certain fixed costs included within cost of revenues, and write-offs of inventory.

Sales Commissions

Sales commissions for the thirteen weeks ended June 30, 2024 was $1.3 million compared to $8.8 million for the thirteen weeks ended July 2, 2023. The decrease of $7.5 million, or 85%, was primarily due to the decrease in revenues.

Sales and Marketing

Sales and marketing expense for the thirteen weeks ended June 30, 2024 was $1.1 million compared to $2.3 million for the thirteen weeks ended July 2, 2023. The decrease is attributable to a reduction in workforce.

General and Administrative

General and administrative costs for the thirteen weeks ended June 30, 2024 was $6.2 million compared to $7.7 million for the thirteen weeks ended July 2, 2023. The decrease was primarily attributed to a decrease in workforce and reductions in legal expenses previously incurred through negotiations of final payments with various law firms.

Interest Expense

Interest expense was $2.3 million for the thirteen weeks ended June 30, 2024 compared to $3.4 million for the thirteen weeks ended July 2, 2023. The decrease is principally due to a decrease in interest expense arising from our Secured Credit Facility.

Other Income, Net

Other income, net for the thirteen weeks ended June 30, 2024, decreased by $11.5 million compared to the thirteen weeks ended July 2, 2023. Other income, net in the thirteen weeks ended June 30, 2024 was expense of $2.1 million and was comprised of $3.3 million of expense arising from changes in the fair value of warrants issued for our common stock, $1.3 million loss incurred on the conversion of two SAFE Agreements to shares of our common stock and $0.3 million of other costs, partially offset by $2.8 million of expense relating to changes in the fair value of our forward purchase agreements.

Other income, net for the thirteen weeks ended July 2, 2023 was income of $9.4 million and was principally comprised of $9.2 million change in the fair value of liability-classified warrants and $0.2 million of net other income.

Net Loss from Continuing Operations

As a result of the factors discussed above, our net loss from continuing operations for the thirteen-weeks ended June 30, 2024 was $13.9 million, an increase in loss by $7.1 million, as compared to a net loss from continuing operations of $6.8 million for the thirteen-weeks ended July 2, 2023.

Loss from discontinued operations

We recognized a loss of $2.0 million and $4.7 million in the thirteen weeks ended June 30, 2024 and July 2, 2023, respectively, relating to the divestiture of our solar panel business.

Twenty-six weeks ended June 30, 2024 compared to the twenty-six weeks ended July 2, 2023

The following table sets forth our unaudited statements of operations data for the twenty-six weeks ended June 30, 2024 and the twenty-six weeks ended July 2, 2023. We have derived this data from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The results of historical periods are not necessarily indicative of the results of operations for any future period.

(in thousands)	Twenty-Six Weeks Ended June 30, 2024	Twenty-Six Weeks Ended July 2, 2023	$ Change	% Change
Revenues	$14,532	$42,297	$(27,765)	(66)%
Cost of revenues(1)	13,141	33,434	(20,293)	(61)%
Gross profit	1,391	8,863	(7,472)	(84)%
Gross margin %	10%	21%
Operating expenses:
Sales commissions	4,421	14,466	(10,045)	(69)%
Sales and marketing(1)	2,669	3,002	(333)	(11)%
General and administrative(1)	11,339	16,620	(5,281)	(32)%
Total operating expenses	18,429	34,088	(15,659)	(46)%
Loss from continuing operations	(17,038)	(25,225)	8,187	(32)%
Interest expense(2)	(5,892)	(6,968)	1,076	(15)%
Interest income	16	17	(1)	(6)%
Other (expense) income, net(3)	(550)	9,701	(10,251)	(106)%
Loss from continuing operations before taxes	(23,464)	(22,475)	(989)	4%
Income tax benefit (provision)	(11)	—	(11)	*
Net loss from continuing operations	$(23,475)	$(22,475)	$(1,000)	4%

*	Percentage not meaningful.

(1)	Includes stock-based compensation expense as follows (in thousands):

	Twenty-six Weeks Ended June 30, 2024	Twenty-six Weeks Ended July 2, 2023
Cost of revenues	$56	$31
Sales and marketing	430	194
General and administrative	2,084	517
Stock-based compensation from continuing operations	2,570	742
Stock-based compensation expense included in discontinued operations	⸺	1,300
Total stock-based compensation expense	$2,570	$2,042

(2)	Includes interest expense to related party of $0.4 million and $0.4 million during the twenty-six weeks ended June 30, 2024 and July 2, 2023, respectively.

(3)	Includes expense from related parties of $2.4 million and zero for the twenty-six weeks ended June 30, 2024 and July 2, 2023, respectively.

Revenues

We disaggregate our revenues based on the following types of services (in thousands):

	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	June 30, 2024	July 2, 2023	$ Change	% Change
Solar energy system installations	$14,396	$40,596	$(26,200)	(65)%
Software enhanced services	136	1,701	(1,565)	(92)%
Total revenue	$14,532	$42,297	$(27,765)	(66)%

Revenues from solar energy system installations for the twenty-six weeks ended June 30, 2024 was $14.4 million compared to $40.6 million for the twenty-six weeks ended July 2, 2023. The decrease in solar energy system installation revenues of $26.2 million was primarily due to a decrease in the volume of solar energy system installations.

Revenues from software enhanced services for the twenty-six weeks ended June 30, 2024 was $0.1 million compared to $1.7 million for the twenty-six weeks ended July 2, 2023. The decrease was the result of a shift in focus towards solar energy installations.

Cost of Revenues

Cost of revenues for the twenty-six weeks ended June 30, 2024 was $13.1 million compared to $33.4 million for the twenty-six weeks ended July 2, 2023. The decrease in cost of revenues of $20.3 million, or 61%, was primarily due to the decrease in revenue of 66% and emphasis on managing costs.

Gross Margin

Gross margin for the twenty-six weeks ended June 30, 2024 was 10% compared to 21% for the twenty-six weeks ended July 2, 2023. The decrease in gross margin was principally attributable to a decrease in revenues.

Sales Commissions

Sales commissions for the twenty-six weeks ended June 30, 2024 was $4.4 million compared to $14.5 million for the twenty-six weeks ended July 2, 2023. The decrease of $10.0 million, or 69%, was primarily due to the decrease in revenues.

Sales and Marketing

Sales and marketing expense for the twenty-six weeks ended June 30, 2024 was $2.7 million compared to $3.0 million for the twenty-six weeks ended July 2, 2023. The decrease is attributable to a decrease in the workforce.

General and Administrative

General and administrative costs for the twenty-six weeks ended June 30, 2024 was $11.3 million compared to $16.6 million for the twenty-six weeks ended July 2, 2023. The decrease was primarily attributed to a decrease in workforce and reductions in legal expenses incurred through negotiations of final payments with law firms.

Interest Expense

Interest expense was $5.9 million for the twenty-six weeks ended June 30, 2024 compared to $7.0 million for the twenty-six weeks ended July 2, 2023. Interest expense attributable to our Secured Credit Facility decreased $2.1 million and interest on convertible notes decreased $0.7 million. These decreases were partially offset by a $1.7 increase in interest expense attributable to the debt in CS Solis.

Other Income, Net

Other income, net for the twenty-six weeks ended June 30, 2024 decreased by 10.3 million compared to the twenty-six weeks ended July 2, 2023. Other income, net in the twenty-six weeks ended June 30, 2024 was expense of $0.6 million. We incurred expenses of $2.8 million relating to changes in the fair value of our forward purchase agreement and $1.3 million loss incurred on the conversion of two SAFE Agreements to shares of our common stock and $0.4 million of other expenses. These expenses were partially offset by $3.9 million of income arising from changes in the fair value of warrants issued for our common stock.

Other income, net for the twenty-six weeks ended July 2, 2023 was income of $9.7 million and was comprised of a $9.4 million change in the fair value of liability-classified warrants and $0.3 million of net other income.

Net Loss from Continuing Operations

As a result of the factors discussed above, our net loss from continuing operations for the twenty-six-weeks ended June 30, 2024 was $23.5 million, an increase of $1.0 million, as compared to a net loss from continuing operations of $22.5 million for the twenty-six-weeks ended July 2, 2023.

Loss from Discontinued Operations

We recognized a loss of $2.0 million and $12.5 million in the twenty-six weeks ended June 30, 2024 and July 2, 2023, respectively, relating to the divestiture of our solar panel business.

Liquidity and Capital Resources

Since our inception, we have incurred losses and negative cash flows from operations. We incurred a net loss from continuing operations of $13.9 million and $23.5 million during the thirteen and twenty-six weeks ended June 30, 2024, respectively, and had an accumulated deficit of $380.4 million and current debt of $67.5 million as of June 30, 2024. We had cash and cash equivalents of $1.8 million as of June 30, 2024, which were held for working capital expenditures. We believe our operating losses and negative operating cash flows will continue into the foreseeable future. We have financed our operations primarily through sales of equity securities, issuances of convertible notes and other convertible securities and cash generated from operations. Our cash equivalents are on deposit with major financial institutions. Our cash position raises substantial doubt regarding our ability to continue as a going concern for 12 months following the issuance of these unaudited condensed consolidated financial statements.

We will receive the proceeds from any cash exercise of warrants for shares of our common stock. The aggregate amount of proceeds could be up to $252.2 million if all the warrants are exercised for cash. However, to the extent the warrants are exercised on a “cashless basis,” the amount of cash we would receive from the exercise of those warrants will decrease. The Private Warrants and Working Capital Warrants, as so identified in our unaudited condensed consolidated financial statements, may be exercised for cash or on a “cashless basis.” The Public Warrants and the Mergers Warrants may only be exercised for cash provided there is then an effective registration statement registering the shares of common stock issuable upon the exercise of such warrants. If there is not a then-effective registration statement, then such warrants may be exercised on a “cashless basis,” pursuant to an available exemption from registration under the Securities Act. We expect to use any such proceeds for general corporate and working capital purposes, which would increase our liquidity. As of August 13, 2024, the price of our common stock was $1.60 per share. The weighted average exercise price of the warrants was $7.80 as of June 30, 2024. We believe the likelihood that warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the market price of our common stock. If the market price for our common stock remains less than the exercise price, we believe warrant holders will be unlikely to exercise.

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

In December 2022, we entered into an amendment to the 2018 Notes extending the maturity date from December 13, 2022 to December 13, 2023, and the 2018 Notes remain outstanding as of June 30, 2024. In connection with the amendment, the 2018 Notes will continue to bear interest at 8% per annum and are entitled to an increased repayment premium from 110% to 120% of the principal and accrued interest at the time of repayment.

We concluded that the amendment represented was a troubled debt restructuring as we were experiencing financial difficulty, and the amended terms resulted in a concession to us. As the future undiscounted cash payments under the modified terms exceeded the carrying amount of the 2018 Notes on the date of modification, the modification was accounted for prospectively. The incremental repayment premium is being amortized to interest expense using the effective interest rate method. As of June 30, 2024 and December 31, 2023, the carrying value of the 2018 Notes was $11.7 million and $11.0 million, respectively. Interest expense recognized for the thirteen and twenty-six weeks ended June 30, 2024 was $0.4 million and $0.7 million, respectively. The terms of the 2018 Notes are currently being renegotiated.

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

The Revolving Loan has a term of thirty-six months, with the principal due at the end of the term and an annual interest rate of 7.75% or Prime rate plus 4.5%, whichever is higher. Interest expense recognized for the thirteen and twenty-six weeks ended June 30, 2024 was $0.2 million and $0.4 million, respectively. In October 2023, the Company entered into an Assignment and Acceptance Agreement whereby Structural Capital Investments III, LP assigned the SCI debt to Kline Hill Partners Fund LP, Kline Hill Partners IV SPV LLC, Kline Hill Partners Opportunity IV SPV LLC, and Rodgers Massey Revocable Living Trust for a total purchase price of $5.0 million. The SCI Revolving Loan was outstanding as of June 30, 2024 and was subsequently exchanged for equity securities and other consideration on July 1, 2024 as described in Note 20 – Subsequent Events of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

As of June 30, 2024, the outstanding net debt amounted to $13.1 million, including accrued financing cost of $5.5 million, and as of December 31, 2023, the balance outstanding was $12.2 million, including accrued financing cost of $4.5 million. We recognized interest expense of $0.4 million and $1.0 million related to the Secured Credit Facility during the thirteen weeks and twenty-six weeks ended June 30, 2024, respectively.

Revolver Loan and Secured Credit Facility Cancellation Agreement

On May 1, 2024, we entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) with Kline Hill providing for (a) the cancellation of all indebtedness owed to Kline Hill by us, termination of all debt instruments by and between us and Kline Hill, and the satisfaction of all obligations owed to Kline Hill by us under the terminated debt instruments, (b) the issuance of 9,800,000 shares of our common stock to Kline Hill, (c) the issuance of warrants (the “Kline Hill Warrants” and the shares issuable therefrom, the “Warrant Shares”) to Kline Hill to purchase up to 3,700,000 shares of the our common stock, with an exercise price per share of $0.62 (the closing price per share of the our common stock as reported on the Nasdaq Capital Market of the date of the Agreement), and (d) a one-time $3,750,000 cash payment to Kline Hill upon the earlier of (i) us achieving $100,000,000 of trailing twelve month revenue, or (ii) us achieving $10,000,000 of trailing twelve month EBITDA. The Kline Hill Warrants will be sold to Kline Hill at a price of $0.125 per Warrant Share. The closing of the foregoing transactions will occur when the following conditions are met: Carlyle executes an agreement to cancel all debt owed to Carlyle by us, and all debt owed to Carlyle and its affiliates by the Company is no longer outstanding. As of June 30, 2024, the Carlyle debt remained outstanding.

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

As of June 30, 2024 and December 31, 2023, we have recorded a liability of $37.2 million and $33.3 million, respectively, included in short-term debt in CS Solis on our unaudited condensed consolidated balance sheets. For the thirteen and twenty-six weeks ended June 30, 2024, we have recorded accretion of the liability as interest expense of $1.3 million and $3.9 million, respectively.

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

We entered into four separate FPAs, three of which, associated with the obligation to issue 6,300,000 Shares, were entered into prior to the closing of the Mergers. Upon signing the FPAs, we incurred an obligation to issue a fixed number of shares to the FPA Sellers contingent upon the closing of the Mergers in addition to the terms and conditions associated with the settlement of the FPAs. We accounted for the contingent obligation to issue shares in accordance with ASC 815, Derivatives and Hedging, and recorded a liability and other (expense) income, net based on the fair value upon of the obligation upon the signing of the FPAs. The liability was extinguished in July 2023 upon the issuance of Complete Solaria Common Stock to the FPA sellers.

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

Through the date of issuance of the Complete Solaria Common Stock in satisfaction of our obligation to issue shares around the closing of the Mergers, we recorded $35.5 million to other (expense) income, net associated with the issuance of 6,720,000 shares of Complete Solaria Common Stock.

As of the closing of the Mergers and issuance of the Complete Solaria Common Stock underlying the FPAs, the fair value of the prepaid FPAs was an asset balance of $0.1 million and was recorded on our unaudited condensed consolidated balance sheets and within other (expense) income, net on the unaudited condensed consolidated statements of operations and comprehensive loss. Subsequently, the change of fair value of the forward purchase liabilities amounted to income of $2.8 million for the thirteen weeks ended June 30, 2024, and expense of $2.8 million for the twenty-six weeks ended June 30, 2024, respectively. As of June 30, 2024, and December 31, 2023, the forward purchase liabilities amounted to $6.7 million and $3.8 million, respectively. Of the balances as of June 30, 2024 and December 31, 2023, $5.6 million and $3.2 million, respectively, are due to related parties. Refer to Note 19 – Related Party Transactions in our unaudited condensed consolidated financial statements for further details.

On December 18, 2023, we and the FPA Sellers entered into separate amendments to the FPAs (the “Amendments”). The Amendments lower the reset floor price of each FPA from $5.00 to $3.00 and allow us to raise up to $10.0 million of equity from existing stockholders without triggering certain anti-dilution provisions contained in the FPAs; provided, the insiders pay a price per share for their initial investment equal to the closing price per share as quoted on the Nasdaq on the day of purchase; provided, further, that any subsequent investments are made at a price per share equal to the greater of (a) the closing price per share as quoted by Nasdaq on the day of the purchase or (b) the amount paid in connection with the initial investment.

On May 7 and 8, 2024, respectively, we entered into separate amendments to the FPAs (collectively the “Second Amendments”) with Sandia (the “Sandia Second Amendment”) and Polar (the “Polar Second Amendment”). The Second Amendments lowered the reset price of each FPA from $3.00 to $1.00 per share and amended the VWAP Trigger Event provision to read as “After December 31, 2024, an event that occurs if the VWAP Price, for any 20 trading days during a 30 consecutive trading day-period, is below $1.00 per Share”. The Sandia Second Amendment is not effective until we execute similar amendments with both Polar and Meteora.

On June 14, 2024, we entered into an amendment to the FPA with Sandia (the “Sandia Third Amendment”). The Sandia Third Amendment set the reset price of each FPA to $1.00 per share and amended the VWAP Trigger Event provision to read as “After December 31, 2024, an event that occurs if the VWAP Price, for any 20 trading days during a 30 consecutive trading day-period, is below $1.00 per Share.” Execution of the Sandia Third Amendment was conditioned on both Carlyle and Kline Hill consummating the terms of the Debt-Equity Swap as discussed in Note 20 – Subsequent Events of the notes to our unaudited condensed consolidated financial statements. In the event either Polar or Meteora amend their FPAs to include different terms from the $1.00 per share reset price and VWAP trigger adjustment, or file a notice of a VWAP trigger event, the Sandia FPA will be retroactively amended to reflect those improved terms and liquidity on their entire FPA, including any of the 1,050,000 shares that are sold upon execution of Sandia Third Amendment. For further details relating to certain amendments to the FPAs subsequent to June 30, 2024, refer to Note 20 – Subsequent Events of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

On April 21, 2024, we entered into an amendment for each of our First SAFE and Second SAFE to convert the invested amounts into shares of our common stock. The conversion share price was $0.36, calculated as the product of (i) $0.45, the closing price of our common stock on April 19, 2024, multiplied by (ii) 80%. The First SAFE and Second SAFE converted into 4,166,667 and 9,722,222 shares of our common stock, respectively.

Cash Flows for the Twenty-Six Weeks Ended June 30, 2024 and July 2, 2023

The following table summarizes Complete Solaria’s cash flows from operating, investing, and financing activities for the twenty-six weeks ended June 30, 2024 and July 2, 2023 (in thousands):

	Twenty-Six Weeks Ended
	June 30, 2024	July 2, 2023
Net cash used in operating activities from continuing operations	$(7,637)	$(27,783)
Net cash provided by operating activities from discontinued operations	—	963
Net cash used in investing activities from continuing operations	(883)	(1,004)
Net cash provided by financing activities from continuing operations	7,760	25,806
Net decrease in cash, cash equivalents and restricted cash	(739)	(2,004)

Cash Flows from Operating Activities

Net cash used in operating activities from continuing operations of $7.6 million for the twenty-six weeks ended June 30, 2024 was primarily due to the net loss from continuing operations, net of tax of $23.5 million partially offset by non-cash charges of $12.3 million and net cash inflows of $3.6 million from changes in our operating assets and liabilities. Non-cash charges in our operating results consisted of $1.6 million of non-cash expense in connection with warrants issued for vendor services, a $2.8 million adjustment to our forward purchase agreement liabilities, $2.6 million stock-based compensation expense, $3.9 in million accretion of interest attributable to the CS Solis Debt, $2.0 million of other non-cash interest, $1.3 million loss arising from the loss on conversion of two SAFE Agreements to shares of our common stock, $0.7 million of depreciation and amortization, $0.3 million of non-cash lease costs, and $0.9 million of provision for credit losses, partially offset by $2.6 million of income from the change in the fair value of our warrant liabilities and a $1.2 million decrease in our reserve for excess and obsolete inventory. The main drivers of net cash inflows derived from the changes in operating assets and liabilities were related to a decrease in accounts receivable, net of $12.4 million and a decrease in inventories of $2.3 million, partially offset by an increase in prepaid and other current assets of $1.4 million, a decrease in accounts payable of $2.1 million, a decrease in accrued expenses and other liabilities of $6.1 million, a decrease in operating lease liabilities of $0.3 million and a decrease in deferred revenue of $1.2 million.

Net cash used in operating activities from continuing operations of $27.8 million for the twenty-six weeks ended July 2, 2023 was primarily due to the net loss from continuing operations, net of tax of $22.5 million and net cash outflows of $5.3 million arising from $8.8 million in changes in operating assets and liabilities adjusted for non-cash charges of $3.5 million. The main drivers of net cash outflows derived from the changes in operating assets and liabilities were related to an increase in accounts receivable, net of $8.0 million, an increase in prepaid and other current assets of $2.7 million, an increase in inventories of $1.9 million, an increase in other noncurrent assets of $4.0 million and net other increase of $0.3 million. These cash outflows were partially offset by a $4.8 million increase in accounts payable and a $3.3 million increase in accrued expenses and other current liabilities. Non-cash adjustments of $3.5 million consisted of a provision for credit losses of $4.7 million, non-cash interest expense of $3.7 million, a change in reserve for obsolete inventory of $1.4 million, accretion of long-term debt in CS Solis of $1.5 million, stock-based compensation of $0.7 million, and other changes, depreciation and amortization of $0.4 million and non-cash lease expense of $0.5 million, partially offset by a $9.4 million decrease in the fair value of warrant liabilities.

The net increase in cash, cash equivalents and restricted cash from discontinued operations of $1.0 million for the twenty-six weeks ended July 2, 2023 was entirely attributable to net cash provided by operating activities from discontinued operations. This decrease was primarily due to the net loss from discontinued operations, net of tax of $12.5 million, adjusted for non-cash charges of $3.6 million and net cash inflows of $9.9 million from changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization expense of $1.6 million, stock-based compensation expense of $1.3 million and a $0.7 million change in allowance for credit losses. The main drivers of net cash inflows derived from the $9.9 million change in operating assets and liabilities were related to a decrease in accounts receivable of $6.1 million, a decrease in inventories of $5.6 million and an increase in accrued expenses and other current liabilities of $5.2 million partially offset by a decrease in accounts payable of $4.2 million, an increase in prepaid expenses and other current assets of $2.3 million and a decrease in other liabilities of $0.5 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.9 million and $1.0 million for the twenty-six weeks ended June 30, 2024, and July 2, 2023, respectively, and attributable to additions to internal-use-software.

Cash Flows from Financing Activities

Net cash provided by financing activities of $7.8 million for the twenty-six weeks ended June 30, 2024 was primarily due to $6.0 million in net proceeds from the issuance of SAFE agreements to a related party, $2.0 million deposit received from a related party in connection with a financing transaction, and $0.1 million in net proceeds from the exercise of stock options, partially offset by a $0.3 million final payment on the settlement of the amount due to Polar Multi-Strategy Master Fund.

Net cash provided by financing activities of $25.8 million for the twenty-six weeks ended July 2, 2023 was due to proceeds of $21.3 million in from the issuance of convertible notes, $14.1 million from the issuance of notes payable and $0.1 million from the issuance of shares of our common stock from the exercise of common stock options, partially offset by repayments of notes payable of $9.7 million.

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

Interest Rate Risk

We do not have significant exposure to interest rate risk that could affect the balance sheet, statement of operations, and the statement of cash flows, as we do not have any outstanding variable rate debt as of June 30, 2024.

Concentrations of Credit Risk and Major Customers

Our customer base consists primarily of residential homeowners. We do not require collateral on our accounts receivable. Further, our accounts receivable amounts are with individual homeowners who finance their purchase through a few third-party financing entities through whom we collect the receivable, and we are exposed to normal industry credit risks. We continually evaluate our reserves for potential credit losses and establish reserves for such losses.

As of June 30, 2024 and December 31, 2023, two financing entities accounted for 10% or more of the total accounts receivable, net balance.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our Disclosure Controls were not effective due to a material weakness in our internal control over financial reporting as disclosed below.

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

We were not required to perform an evaluation of internal control over financial reporting as of December 31, 2023 in accordance with Section 215.02 of the SEC’s Division of Corporation Finance’s Regulation S-K Compliance and Disclosure Interpretations. Had such an evaluation been performed, additional control deficiencies may have been identified by our management, and those control deficiencies could have also represented one or more material weaknesses.

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

If we are not able to maintain effective internal control over financial reporting and Disclosure Controls, or if material weaknesses are discovered in future periods, a risk that is significantly increased in light of the complexity of our business, we may be unable to accurately and timely report our financial position, results of operations, cash flows or key operating metrics, which could result in late filings of the annual and quarterly reports under the Exchange Act, restatements of financial statements or other corrective disclosures, an inability to access commercial lending markets, defaults under our secured revolving credit facility and other agreements, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

Changes in Internal Control over Financial Reporting

Other than the material weakness and remediation efforts described above, there were no changes in our internal control over financial reporting that occurred during the quarter to which this report relates, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information with respect to legal proceedings is set forth under [Note 17 - Commitments and Contingencies], in the accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our securities. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. The risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K, except for those risks marked with an asterisk (*).

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

We have incurred losses and may be unable to achieve or sustain profitability in the future.*

We have incurred net losses in the past and had an accumulated deficit of $380.4 million as of June 30, 2024. We will continue to incur net losses as spending increases to finance the expansion of operations, installation, engineering, administrative, sales and marketing staffs, spending increases on brand awareness and other sales and marketing initiatives and implement internal systems and infrastructure to support the company’s growth. We do not know whether revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on results of operations. Our ability to achieve profitability depends on a number of factors, including but not limited to:

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

As of June 30, 2024, a substantial portion of our installations were in California. We expect much of its near-term future growth to occur in California, further concentrating our customer base and operational infrastructure. Accordingly, our business and operations results are particularly susceptible to adverse economic, regulatory, pollical, weather, and other conditions in this market and other markets that may become similarly concentrated. We may not have adequate insurance, including business interruption insurance, to compensate for losses that may occur from any such significant events. A significant natural disaster could have a material adverse impact on our business, results of operations and financial condition. In addition, acts of terrorism or malicious computer viruses could cause disruptions in our business, our partners’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of installations or the deployment of solar service offerings, our business, results of operations and financial condition would be adversely affected.

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

In the twenty-six weeks ended June 30, 2024, no customer accounted for more than 10% of our revenues. In 2023, our top customer accounted for 55% of our total revenues, while in 2022 another customer accounted for 47% of our total revenues from continuing operations. As a result of customer concentration, our financial performance may fluctuate significantly from period to period based, among others, on exogenous circumstances related to its clients. In addition, any one of the following events may materially adversely affect cash flows, revenues and results of operations:

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

We may not close the transactions contemplated by the SunPower Stalking Horse Asset Purchase Agreement; and we may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business.*

In November 2022, we acquired The Solaria Corporation (“Solaria”), after which Complete Solar was renamed “Complete Solaria, Inc.” In October 2023, we subsequently sold solar panel assets of Solaria, including intellectual property and customer contracts, to Maxeon Solar Technologies, Ltd., which resulted in an impairment loss of $147.5 million and loss on disposal of $1.8 million. In July 2024, we acquired selected assets of Core Energy, and on August 5, 2024, we entered into a “Stalking Horse” asset purchase agreement with SunPower Corporation (“SunPower”) and the direct and indirect subsidiaries of SunPower (the “Debtors”) providing for the sale and purchase of certain assets related to the Debtors’ Blue Raven Solar business, New Homes business, and non-installing Dealer network (the “Stalking Horse APA”). In addition to these transactions, in the future, we may acquire additional companies, project pipelines, products, or technologies, or enter into joint ventures or other strategic initiatives.

The transactions under the Stalking Horse APA are subject to various closing conditions and bankruptcy procedures that may result in the Company not being the winning bidder or not consummating the related transactions. For example, the Stalking Horse APA is subject to higher and better offers during the Debtors’ voluntary cases under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) and is subject to approval of the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Pursuant to the Debtors’ bidding procedures, interested parties will be invited to participate and submit binding offers in accordance with the bidding procedures. The Stalking Horse APA acts as a baseline for competitive bids for the acquisition of the acquired assets that are the subject of the agreement. If one or more qualified bids (other than the transaction contemplated by the Stalking Horse APA) were to be received by the qualified bid deadline as provided for in the bidding procedures as approved by the Bankruptcy Court, then the Debtors would proceed with an auction to determine the successful bid, subject to the terms of the bidding procedures. Additionally, the closing of the transactions under the Stalking Horse APA is subject to various closing conditions, including the requirement that the Bankruptcy Court enter a sales order approving the Stalking Horse APA and the terms and conditions of such agreement and authorizing the Debtors to consummate the transactions under the Stalking Horse APA. There can be no assurance that other parties will not present higher and better offers, and we are subject to the risks that the closing conditions under the Stalking Horse APA are not satisfied, including the conditions relating to the Bankruptcy Court’s approval of the Stalking Horse APA and the related transactions. If we do not prevail in any related auction, if the closing conditions under the agreement are not satisfied, or if the Bankruptcy Court does not approve the Stalking Horse APA and related transactions, we may not ultimately be the prevailing buyer of the related assets from the Debtors, and we would not realize the expected benefits of the transactions contemplated by the Stalking Horse APA.

Additionally, our ability as an organization to integrate acquisitions is unproven. We may not realize the anticipated benefits of our acquisitions or any other future acquisition or the acquisition may be viewed negatively by customers, financial markets or investors.

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

We are a licensed contractor in certain communities that we service and are ultimately responsible as the contracting party for every solar energy system installation. A significant portion of our business depends on obtaining and maintaining required licenses in various jurisdictions. All such licenses are subject to audit by the relevant government agency. Our failure to obtain or maintain required licenses could result in the termination of certain of our contracts. For example, we hold a license with California’s Contractors State License Board (the “CSLB”) and that license is currently under probation with the CSLB. If we fail to comply with the CSLB’s law and regulations, it could result in termination of certain of our contracts, monetary penalties, extension of the license probation period or revocation of its license in California. In addition, we may be liable, either directly or through its solar partners, to homeowners for any damage we cause to them, their home, belongings or property during the installation of our systems. For example, we either directly or through its solar partners, frequently penetrate homeowners’ roofs during the installation process and may incur liability for the failure to adequately weatherproof such penetrations following the completion of construction. In addition, because the solar energy systems we or our solar partners deploy are high voltage energy systems, we may incur liability for failing to comply with electrical standards and manufacturer recommendations.

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

Our management has identified conditions that raise substantial doubt about our ability to continue as a going concern.*

Since our inception, we have incurred losses and negative cash flows from operations. We incurred net losses of $25.5 million and $269.6 million, during the twenty-six week period ended June 30, 2024 and the fiscal year ended December 31, 2023, respectively, and had an accumulated deficit of $380.4 million and current debt of $67.5 million as of June 30, 2024. We had cash and cash equivalents of $1.8 million as of June 30, 2024, which were held for working capital expenditures. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern requires that we obtain sufficient funding to meet our obligations and finance our operations.

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

We had cash and cash equivalents of $1.8 million as of June 30, 2024. Our cash position raises substantial doubt regarding our ability to continue as a going concern for 12 months after the consolidated financial statements issuance. We will require substantial additional capital to continue operations. Such additional capital might not be available when we need it and our actual cash requirements might be greater than anticipated. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders, and our financial condition, results of operations, business and prospects could be materially and adversely affected.

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

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.*

We have not complied in the past, and we may not be able to comply in the future, with the continued listing standards of Nasdaq. On April 16, 2024, we received written notice (“NASDAQ Notice”) from Nasdaq notifying us that we were not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Market. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. We had 180 calendar days to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock was required to be at least $1.00 per share for a minimum of ten consecutive business days before October 14, 2024. We satisfied this requirement during the thirteen week period ended June 30, 2024. On June 3, 2024, we received written notice from the Nasdaq notifying the Company that it had regained compliance with the minimum bid price requirement.

Also on April 16, 2024, we received a letter (“NASDAQ Letter”) from the staff at Nasdaq notifying us that, for the 30 consecutive trading days prior to the date of the NASDAQ Letter, our common stock had traded at a value below the minimum $50,000,000 “Market Value of Listed Securities” (“MVLS”) requirement set forth in Nasdaq Listing Rule 5450(b)(2)(A), which is required for continued listing of our common stock on The Nasdaq Global Market. In accordance with Nasdaq listing rule 5810(c)(3)(C), we have 180 calendar days, or until October 14, 2024, to regain compliance. The NASDAQ Letter notes that to regain compliance, our common stock must trade at or above a level such that our MVLS closes at or above $50,000,000 for a minimum of ten consecutive business days during the compliance period, which ends October 14, 2024. The NASDAQ Letter further notes that if we are unable to satisfy the MVLS requirement prior to such date, we may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that the Company then satisfies the requirements for continued listing on that market). If the Company does not regain compliance by October 14, 2024, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. At that time, we may appeal any such delisting determination to a hearings panel.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

[None].

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

[None].

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

[None].

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
2.1	Amended and Restated Business Combination Agreement, dated as of May 26, 2023, by and among Freedom Acquisition I Corp., Jupiter Merger Sub I Corp., Jupiter Merger Sub II LLC, Complete Solar Holding Corporation, and The Solaria Corporation	S-4	333-269674	2.1	May 31, 2023

2.2	Agreement and Plan of Merger, dated as of October 3, 2022, by and between Complete Solar Holding Corporation, Complete Solar Midco, LLC, Complete Solar Merger Sub, Inc., The Solaria Corporation, and Fortis Advisors LLC	S-4	333-269674	2.4	February 10, 2023

2.3	Asset Purchase Agreement dated September 19, 2023, by and among Complete Solaria, Inc., SolarCA, LLC, and Maxeon Solar Technologies, Ltd.	8-K	001-40117	2.1	2023-09-21

3.1	Certificate of Incorporation of Complete Solaria	8-K	001-40017	3.1	2023-07-21

3.2	Bylaws of Complete Solaria	8-K	001-40017	3.2	2023-07-21

4.1	Form of Replacement Warrant	8-K	001-40117	4.1	2023-10-12

4.2	Form of First Amendment to Replacement Warrant	8-K	001-40117	4.2	2023-10-12

4.3	Amended and Restated Registration Rights Agreement, dated July 18, 2023, by and among the Company and certain other stockholders party thereto	8-K	001-40117	4.1	2023-07-24

4.4	Warrant Agreement, dated February 25, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-40117	4.1	2021-03-2

10.1	Form of Amendment to SAFE (2024)	8-K	001-40017	10.1	2024-04-22

10.2*	Executive Employment Agreement, dated April 24, 2024, between the Company and Brian Wubbels.

10.3	Form of Common Stock Purchase Agreement, dated May 1, 2024.	8-K	001-40017	10.1	2024-05-02

10.4	Form of Sandia Second Amendment to Forward Purchase Agreement.	8-K	001-40017	10.1	2024-05-14

10.5	Form of Polar Second Amendment to Forward Purchase Agreement.	8-K	001-40017	10.2	2024-05-14

10.6	Form of SAFE (May 2024)	8-K	001-40017	10.1	2024-05-17

10.7*	Separation Agreement with Chris Lundell, dated as of May 18, 2024

10.8*	Employment Agreement with Daniel Foley, dated June 7, 2024

10.9	Form of Sandia Third Amendment to Forward Purchase Agreement.	8-K	001-40017	10.1	2024-06-20

10.10	Form of Siemens v. Solaria Final Order.	8-K	001-40017	10.1	2024-06-21

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.11	Form of Common Stock Warrant (2024)	8-K	001-40017	10.1	2024-06-24

10.12	Form of Statement of Work (2024)	8-K	001-40017	10.2	2024-06-24

10.13	Employment Extension Agreement, dated June 30, 2024, between Brian Wuebbels and the Company	8-K	001-40017	10.1	2024-07-05

10.14	Exchange Agreement, dated July 1, 2024.	8-K/A	001-40017	10.1	2024-07-09

10.15	Form of Convertible Note, dated July 1, 2024.	8-K/A	001-40017	10.2	2024-07-09

10.16	Form of Convertible Note Purchase Agreement, dated July 1, 2024.	8-K/A	001-40017	10.3	2024-07-09

10.17	Common Stock Purchase Agreement, dated July 16, 2024, by and between the Company and White Lion.	8-K	001-40017	10.1	2024-07-17

10.18	Amendment No. 1 to Common Stock Purchase Agreement, effective July 24, 2024, between the Company and White Lion.	8-K	001-400017	10.1	2024-07-26

10.19	Registration Rights Agreement, dated July 16, 2024, by and between the Company and White Lion.	8-K	001-40017	10.2	2024-07-17

10.20	OTC Equity Prepaid Forward Transaction Third Amendment, dated as of July 17, 2024, by and between Polar Multi-Strategy Master Fund and the Company	POS AM	333-273820	10.47	2024-07-19

10.21	Asset Purchase Agreement, dated as of August 5, 2024, by and among the Company, SunPower Corporation and its subsidiaries named therein.	8-K	001-40017	10.1	2024-08-06

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Inline XBRL Document Set for the consolidated condensed financial statements and accompanying notes in Consolidated Condensed Financial Statements and Supplemental Details

104*	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101

*	Filed herewith
**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Complete Solaria, Inc.

Date: August 14, 2024	By:	/s/ Thurman J. Rodgers
Thurman J. Rodgers
Chief Executive Officer and Executive Chairman

Date: August 14, 2024	By:	/s/ Daniel Foley
Daniel Foley
Chief Financial Officer