Form 10-Q
period 2024-09-29
Complete Solaria, Inc.
filed 2024-11-18
CIK 1838987

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2024

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

As of November 15, 2024, 73,767,268 shares of common stock, par value $0.0001 per share, were issued and outstanding.

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

●	our ability to recognize the anticipated benefits of the Business Combination (as defined below), which may be affected by, among other things, competition and our ability to grow and manage growth profitably following the closing of the Business Combination;

●	our financial and business performance following the Business Combination, including financial projections and business metrics;

●	changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;

●	our ability to meet the expectations of new and current customers, and our ability to achieve market acceptance for our products;

●	our expectations and forecasts with respect to market opportunity and market growth;

●	our ability to leverage our acquisition under the asset purchase agreement with SunPower Corporation and other acquisitions, including our ability to integrate acquired businesses, to fund and meet the liquidity needs of the acquired businesses, to retain key employees of the acquired businesses, to take advantage of growth opportunities and to realize the expected benefits of such acquisitions;

●	the ability of our products and services to meet customers’ compliance and regulatory needs;

●	our ability to attract and retain qualified employees and management;

●	our ability to develop and maintain its brand and reputation;

●	developments and projections relating to our competitors and industry;

●	changes in general economic and financial conditions, inflationary pressures and the resulting impact demand, and our ability to plan for and respond to the impact of those changes;

●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	our future capital requirements and sources and uses of cash;

●	our ability to obtain funding for our operations and future growth, including in connection with the integration of our acquisitions; and

●	our business, expansion plans and opportunities.

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

ii

SUMMARY RISK FACTORS

●	Our management has identified conditions that raise substantial doubt about our ability to continue as a going concern.

●	Our business depends in part on the availability of rebates, tax credits and other financial incentives. The expiration, elimination or reduction of these rebates, credits or incentives or the ability to monetize them could adversely impact the business.

●	Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.

●	Risks associated with a highly complex global supply chain, including from disruptions, delays, trade tensions, or shortages.

●	We rely on net metering and related policies to offer competitive pricing to customers in many of our current markets and changes to net metering policies may significantly reduce demand for electricity from residential solar energy systems.

●	We utilize a limited number of suppliers of solar panels and other system components to adequately meet anticipated demand for our solar service offerings. Any shortage, delay or component price change from these suppliers or delays and price increases associated with the product transport logistics could result in sales and installation delays, cancellations, and loss of market share.

●	We provide warranties for solar system installations, solar panels, and other system components that may negatively impact overall profitability.

●	We utilize third-party sales and installation partners whose performance could result in sales and installation delays, cancellations, and loss of market share.

●	Risks associated with solar system installation and connection delays, including the potential for recoupment or clawback of payments by financing partners.

●	Due to the general economic environment and any market pressure that would drive down the average selling prices of solar power products, among other factors, we may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund operations and make adequate capital investments as planned.

●	Our business substantially focuses on solar service agreements and transactions with residential customers.

●	We have incurred losses and may be unable to achieve or sustain profitability in the future.

●	Our business is concentrated in certain markets, including California, putting us at risk of region-specific disruptions.

●	We depend on a limited number of customers and sales contracts for a significant portion of revenues, and the loss of any customer or cancellation of any contract may cause significant fluctuations or declines in revenues.

●	We may not realize the anticipated benefits of past or future acquisitions, including the transactions under the SunPower Asset Purchase Agreement, and integration of these acquisitions may disrupt our business.

●	We have identified material weaknesses in our internal controls over financial reporting. If we cannot maintain effective internal controls over financial reporting and disclosure controls and procedures, the accuracy and timeliness of our financial and operating reporting may be adversely affected, and confidence in our operations and disclosures may be lost.

●	Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

●	The conversion features of the Convertible Senior Notes may adversely affect our financial condition and operating results.

●	Conversion of the Convertible Senior Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMPLETE SOLARIA, INC.

Unaudited Condensed Consolidated Balance Sheets

(in thousands except share and per share amounts)

	As of
	September 29,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$79,502	$2,593
Accounts receivable, net	8,482	26,281
Inventories	607	3,058
Forward purchase agreement assets with related parties	907	—
Forward purchase agreement	169	—
Prepaid expenses and other current assets	12,816	5,817
Total current assets	102,483	37,749
Restricted cash	3,841	3,823
Property and equipment, net	590	4,317
Operating lease right-of-use assets	868	1,235
Other noncurrent assets	154	198
Total assets	$107,936	$47,322

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,627	$13,122
Accrued expenses and other current liabilities	29,825	27,870
Notes payable, net	2,696	27,107
Notes payable to related parties	1,574	1,550
Deferred revenue, current	1,092	2,423
Short-term debt with CS Solis	—	33,280
SAFE Agreement with related party	1,900	—
Forward purchase agreement liabilities with related parties	—	3,232
Forward purchase agreement liabilities	—	599
Total current liabilities	41,714	109,183
Warranty provision, noncurrent	3,322	3,416
Warrant liability	6,597	9,817
Deferred revenue, noncurrent	952	1,055
Notes payable and derivative liabilities, net of current portion	154,215	—
Notes payable to related parties	43,458	—
Operating lease liabilities, net of current portion	382	664
Total liabilities	250,640	124,135

Commitments and contingencies (Note 17)

Stockholders’ (deficit) equity:
Common stock, $0.0001 par value; Authorized 1,000,000,000 and 1,000,000,000 shares as of September 29, 2024 and December 31, 2023, respectively; issued and outstanding 72,977,921, and 49,065,361 shares as of September 29, 2024 and December 31, 2023, respectively	14	7
Additional paid-in capital	315,485	277, 965
Accumulated other comprehensive loss	165	143
Accumulated deficit	(458,368)	(354,928)
Total stockholders’ deficit	(142,704)	(76,813)
Total liabilities and stockholders’ equity	$107,936	$47,322

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMPLETE SOLARIA, INC.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands except share and per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29,	October 1,	September 29,	October 1,
	2024	2023	2024	2023
Revenues	$5,536	$24,590	$20,068	$66,887
Cost of revenues	8,693	18,354	21,834	51,788
Gross (loss) profit	(3,157)	6,236	(1,766)	15,099
Operating expenses:
Sales commissions	7,270	8,755	11,691	23,221
Sales and marketing	1,093	2,214	3,762	5,216
General and administrative	18,450	6,345	29,789	22,965
Total operating expenses	26,813	17,314	45,242	51,402
Loss from continuing operations	(29,970)	(11,078)	(47,008)	(36,303)
Interest expense (1)	(2,338)	(1,902)	(8,230)	(8,870)
Interest income	86	9	102	26
Other expense, net (2)	(65,684)	(38,003)	(66,234)	(28,302)
Gain on extinguishment of debt	19,948	—	19,948	—
Total other (expense)	(47,988)	(39,896)	(54,414)	(37,146)
Loss from continuing operations before income taxes	(77,958)	(50,974)	(101,422)	(73,449)
Income tax (provision) benefit	—	1	(11)	1
Net loss from continuing operations	(77,958)	(50,973)	(101,433)	(73,448)
Discontinued operations (Note 7):
Loss from discontinued operations, net of tax	—	(8,404)	(2,007)	(20,953)
Impairment loss from discontinued operations	—	(147,505)	—	(147,505)
Net loss from discontinued operations, net of taxes	—	(155,909)	(2,007)	(168,458)
Net loss	(77,958)	(206,882)	(103,440)	(241,906)
Other comprehensive income:
Foreign currency translation adjustment	—	10	22	24
Comprehensive loss (net of tax)	$(77,958)	$(206,872)	$(103,418)	$(241,882)

Net loss from continuing operations per share attributable to common stockholders, basic and diluted	$(1.03)	$(1.28)	$(1.64)	$(4.33)
Net loss from discontinued operations per share attributable to common stockholders, basic and diluted	$—	$(3.92)	$(0.03)	$(9.92)
Net loss per share attributable to common stockholders, basic and diluted	$(1.03)	$(5.20)	$(1.67)	$(14.25)
Weighted-average shares used to compute net loss per share, basic and diluted	75,348,627	39,821,078	61,868,747	16,969,979

(1)	Includes interest expense to related parties of $1.0 million and $1.3 million during the thirteen and thirty-nine weeks ended September 29, 2024, respectively. Includes interest expense to related parties of less than $0.1 million and $0.4 million during the thirteen and thirty-nine weeks ended October 1, 2023, respectively.

(2)	Other expense, net includes $12.0 million and $15.6 million of other expense attributed to related parties for the thirteen weeks and thirty-nine weeks ended September 29, 2024, respectively. Other expense, net includes other expense, net attributed to related parties of $36.9 million for each of the thirteen and thirty-nine weeks ended October 1, 2023.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMPLETE SOLARIA, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands except number of shares)

	For the Thirteen-Weeks Ended September 29, 2024
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of June 30, 2024	—	$—	63,044,287	$13	$288,259	$(380,410)	$165	$(91,973)
Exercise of common stock options	—	—	282,966	—	432	—	—	432
Vesting of restricted stock units	—	—	88,215	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,516	—	—	1,516
Issuance of common stock warrants	—	—	—	—	1,400	—	—	1,400
Issuance of common stock warrants for services	—	—	—	—	7,759	—	—	7,759
Exercise of common stock warrants	—	—	5,343,616	1	—	—	—	1
Issuance of common stock for exchange of debt	—	—	1,500,000	—	2,670	—	—	2,670
Issuance of common stock	—	—	2,718,837	—	6,143	—	—	6,143
Modification of Warrant Agreement	—	—	—	—	7,306	—	—	7,306
Net loss	—	—	—	—	—	(77,958)	—	(77,958)
Balance as of September 29, 2024	—	$—	72,977,921	$14	$315,485	$(458,368)	$165	$(142,704)

	For the Thirteen Weeks Ended October 1, 2023
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of July 2, 2023, as previously reported	34,311,133	$155,630	7,089,948	$—	$37,096	$(120,397)	$41	$(83,260)
Retroactive application of recapitalization (3)	(34,311,133)	(155,630)	12,909,773	3	155,627	—	—	155,630
Balance as of July 2, 2023, as adjusted	—	—	19,999,721	3	192,723	(120,397)	41	72,370
Conversion of 2022 Convertible Notes into common stock	—	—	5,460,075	2	40,950	—	—	40,952
Issuance of common stock upon the reverse capitalization, net of offering costs	—	—	13,458,293	2	5,218	—	—	5,220
Reclassification of prepaid PIPE (1)	—	—	350,000	—	3,500	—	—	3,500
Reclassification of warrant liabilities to equity	—	—	—	—	4,697	—	—	4,697
Reclassification of Legacy Complete Solaria common stock into Complete Solaria Common Sock	—	—	—	(1)	2	—	—	1
Issuance of common stock in connection with forward purchase agreements (2)	—	—	5,558,488	1	35,489	—	—	35,490
Issuance of common stock bonus shares in connection with Mergers (3)	—	—	463,976	—	2,394	—	—	2,394
Residual Mergers proceeds	—	—	—	—	161	—	—	161
Modification of Carlyle warrant	—	—	—	—	(10,862)	—	—	(10,862)
Stock-based compensation	—	—		—	2,114	—	—	2,114
Vesting of restricted stock units	—	—	21,690	—	52	—	—	52
Foreign currency translation adjustment	—	—	—	—	—	—	10	10
Net loss	—	—	—	—	—	(206,882)	—	(206,882)
Balance as of October 1, 2023, as adjusted	—	$—	45,312,243	$7	$276,438	$(327,279)	$51	$(50,783)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMPLETE SOLARIA, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands except number of shares)

	For the Thirty-Nine Weeks Ended September 29, 2024
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of December 31, 2023	—	$—	49,065,361	$7	$277,965	$(354,928)	$143	$(76,813)
Exercise of common stock options	—	—	373,003	—	492	—	—	492
Vesting of restricted stock units	—	—	88,215	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,086	—	—	4,086
Issuance of common stock warrants	—	—	—	—	1,400	—	—	1,400
Issuance of common stock warrants for services	—	—	—	—	9,179	—	—	9,179
Issuance of common stock upon conversion of SAFEs	—	—	13,888,889	6	6,244	—	—	6,250
Exercise of common stock warrants	—	—	5,343,616	1	—	—	—	1
Issuance of common stock for exchange of debt	—	—	1,500,000	—	2,670	—	—	2,670
Issuance of common stock	—	—	2,718,837	—	6,143	—	—	6,143
Modification of Warrant Agreement	—	—	—	—	7,306	—	—	7,306
Net loss	—	—	—	—	—	(103,440)	—	(103,440)
Foreign currency translation adjustment	—	—	—	—	—	—	22	22
Balance as of September 29, 2024	—	$—	72,977,921	$14	$315,485	$(458,368)	$165	$(142,704)

	For the Thirty-Nine Weeks Ended October 1, 2023
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of December 31, 2022, as previously reported	34,311,133	$155,630	6,959,618	$—	$34,997	$(85,373)	$27	$(50,349)
Retroactive application of recapitalization (3)	(34,311,133)	(155,630)	12,972,811	3	155,627	—	—	155,630
Balance as of December 31, 2022, as adjusted	—	—	19,932,429	3	190,624	(85,373)	27	105,281
Conversion of 2022 Convertible Notes into common stock	—	—	5,460,075	2	40,950	—	—	40,952
Issuance of common stock upon the reverse capitalization, net of offering costs	—	—	13,458,293	2	5,218	—	—	5,220
Reclassification of prepaid PIPE (1)	—	—	350,000	—	3,500	—	—	3,500
Reclassification of warrant liabilities to equity	—	—	—	—	4,697	—	—	4,697
Reclassification of Legacy Complete Solaria common stock into Complete Solaria Common Sock	—	—	—	(1)	2	—	—	1
Issuance of common stock in connection with forward purchase agreements (2)	—	—	5,558,488	1	35,489	—	—	35,490
Issuance of common stock bonus shares in connection with Mergers (3)	—	—	463,976	—	2,394	—	—	2,394
Residual Mergers proceeds	—	—	—	—	161	—	—	161
Modification of Carlyle warrant	—	—	—	—	(10,862)	—	—	(10,862)
Exercise of common stock options	—	—	67,292	—	57	—	—	57
Stock-based compensation	—	—	—	—	4,156	—	—	4,156
Vesting of restricted stock units	—	—	21,690	—	52	—	—	52
Foreign currency translation adjustment	—	—	—	—	—	—	24	24
Net loss	—	—	—	—	—	(241,906)	—	(241,906)
Balance as of October 1, 2023, as adjusted	—	$—	45,312,243	$7	$276,438	$(327,279)	$51	$(50,783)

(1)	Reclassification of pre-funded PIPE was transacted with a related party.

(2)	Includes 4,508,488 shares of Complete Solaria Common Stock issued to related parties.

(3)	Includes 120,000 shares of Complete Solaria Common Stock issued to related parties.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMPLETE SOLARIA, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands except number of shares)

	Thirty-Nine Weeks Ended September 29, 2024	Thirty-Nine Weeks Ended October 1, 2023
Cash flows from operating activities from continuing operations
Net loss	$(103,440)	$(241,906)
Loss from discontinued operations, net of income taxes	(2,007)	(168,458)
Net loss from continuing operations	(101,433)	(73,448)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock-based compensation expense	4,086	2,321
Non-cash interest expense	1,938	4,009
Non-cash lease expense	483	717
Depreciation and amortization	991	622
Amortization of debt issuance costs	1,361	—
Other financing costs	3,812	—
Loss on asset impairments	3,721	—
Loss on conversion of SAFE Agreements to shares of common stock	1,250	—
Non-cash expense in connection with warrants issued for vendor services	5,410	—
Loss on issuance of derivative liability	24,688	—
Change in fair value of derivative liability	37,875	—
Provision for credit losses	3,065	4,269
(Gain) loss on debt extinguishment	(19,948)	10,338
Change in reserve for excess and obsolete inventory	131	2,144
Issuance of forward purchase agreements	—	(76)
Change in fair value of forward purchase agreement liabilities	(4,906)	6,661
Change in fair value of SAFE Agreements	900	—
Issuance of common stock in connection with forward purchase agreements	—	35,490
Change in fair value of warrant liabilities	2,116	(26,314)
Accretion of debt in CS Solis	3,872	2,493
Issuance of common stock bonus shares in connection with the Mergers	—	2,394
Issuance of restricted stock units in connection with vendor services	—	52
Changes in operating assets and liabilities:
Accounts receivable	14,735	(11,823)
Inventories	2,378	(3,896)
Prepaid expenses and other current assets	(3,185)	(8,326)
Other noncurrent assets	—	1,132
Accounts payable	(8,496)	4,372
Accrued expenses and other current liabilities	(1,646)	1,587
Operating lease liabilities	(875)	(359)
Warranty provision, noncurrent	—	255
Deferred revenue	(1,434)	(1,766)
Net cash used in operating activities from continuing operations	(29,111)	(47,152)
Net cash provided by operating activities from discontinued operations	—	190
Net cash used in operating activities	(29,111)	(46,962)
Cash flows from investing activities from continuing operations
Purchase of property and equipment	—	(29)
Capitalization of internal-use software costs	(1,044)	(1,505)
Net cash used in investing activities from continuing operations	(1,044)	(1,534)
Cash flows from financing activities from continuing operations
Proceeds from issuance of notes payable, net	—	14,102
Principal repayment of notes payable	(300)	(9,653)
Proceeds from issuance of convertible notes	68,725	17,750
Proceeds from issuance of convertible notes, due to related parties	26,000	3,500
Proceeds from issuance of common stock	6,143	—
Proceeds from exercise of common stock options	492	57
Proceeds from Mergers and PIPE Financing	—	4,219
Proceeds from Mergers and PIPE Financing from related parties	—	15,600
Proceeds from issuance of SAFE agreements	6,000	—
Net cash provided by financing activities from continuing operations	107,060	45,575
Effect of exchange rate changes	22	24
Net increase (decrease) in cash, cash equivalents and restricted cash	76,927	(2,897)
Cash, cash equivalents, and restricted cash at beginning of period	6,416	8,316
Cash, cash equivalents, and restricted cash at end of period	$83,343	$5,419

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$1,602
Cash paid for income taxes	10	—

Supplemental disclosure of noncash financing and investing activities:
Cancellation of existing indebtedness in Exchange Agreement	$65,872	$—
Issuance of convertible notes in Exchange Agreement	31,452	—
Issuance of common stock in Exchange Agreement	2,220	—
Conversion of SAFE Agreements to shares of common stock	5,000	—
Carlyle warrant modification	660	(10,862)
Operating right-of-use assets obtained by lease obligations	116	—
Reclassification of liability-classified warrants to equity-classified warrants	—	30,625
Issuance of common stock warrants	1,400	202
Conversion of 2022 Convertible notes into common stock	—	21,561
Conversion of 2022 Convertible Notes issued to related parties into common stock	—	19,390
Conversion of preferred stock into common stock	—	155,630
Issuance of common stock in connection with forward purchase agreements	—	35,490
Issuance of common stock bonus shares in connection with the Mergers	—	2,394
Recapitalization of Legacy Complete Solaria Common stock into Complete Solaria Common Stock	—	1
Reclassification of investor deposit to PIPE funds	—	3,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization

(a) Description of Business

Complete Solaria, Inc. (the “Company” or “Complete Solaria”) is a residential solar installer headquartered in Fremont, California, which was formed through Complete Solar Holding Corporation’s acquisition of The Solaria Corporation (“Solaria”).

Complete Solar, Inc. (“Complete Solar”) was incorporated in Delaware on February 22, 2010. Through February 2022, the Company operated as a single legal entity as Complete Solar, Inc. In February 2022, the Company implemented a holding company reorganization (the “Reorganization”) in which the Company created and incorporated Complete Solar Holding Corporation (“Complete Solar Holdings”). As a result of the Reorganization, Complete Solar Holdings became the successor entity to Complete Solar, Inc. The capitalization structure was not changed because of the Reorganization as all shares of Complete Solar, Inc. common stock and preferred stock were exchanged on a one for one basis with shares of Complete Solar Holdings common stock and preferred stock. The Reorganization was accounted for as a change in reporting entity for entities under common control. The historical assets and liabilities of Complete Solar, Inc. were transferred to Complete Solar Holdings at their carrying value, and there were no changes to net loss, other comprehensive loss, or any related per share amounts reported in the unaudited condensed consolidated financial statements requiring retrospective application.

In October 2022, the Company entered into a business combination agreement, as amended on December 26, 2022 and January 17, 2023 (“Original Business Combination Agreement”) and as amended on May 26, 2023 (“Amended and Restated Business Combination Agreement”), with Jupiter Merger Sub I Corp., a Delaware corporation and a wholly-owned subsidiary of Freedom Acquisition I Corp. (“FACT”) (“First Merger Sub”), Jupiter Merger Sub II LLC, a Delaware limited liability company and a wholly-owned subsidiary of FACT (“Second Merger Sub”), Complete Solar Holding Corporation, a Delaware corporation, and Solaria, a Delaware corporation.

The transactions contemplated by the Amended and Restated Business Combination Agreement were consummated on July 18, 2023 (“Closing Date”). Following the consummation of the Merger on the Closing Date, FACT changed its name to “Complete Solaria, Inc.”

As part of the transactions contemplated by the Amended and Restated Business Combination Agreement, FACT effected a deregistration under the Cayman Islands Companies Act and a domestication under Section 388 of the Delaware’s General Corporation Law (the “DGCL” or “Domestication”). On the Closing Date, following the Domestication, First Merger Sub merged with and into Complete Solaria, with Complete Solaria surviving such merger as a wholly-owned subsidiary of FACT (the “First Merger”), and immediately following the First Merger, Complete Solaria merged with and into Second Merger Sub, with Second Merger Sub surviving as a wholly-owned subsidiary of FACT (the “Second Merger”), and Second Merger Sub changed its name to CS, LLC, and immediately following the Second Merger, Solaria merged with and into a newly formed Delaware limited liability company and wholly-owned subsidiary of FACT and changed its name to The Solaria Corporation LLC (“Third Merger Sub”), with Third Merger Sub surviving as a wholly-owned subsidiary of FACT (the “Additional Merger”, and together with the First Merger and the Second Merger, the “Mergers”).

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

(b) Divestiture

In October 2023, the Company completed the sale of its solar panel business to Maxeon, pursuant to the terms of the Asset Purchase Agreement (the “Disposal Agreement”). Under the terms of the Disposal Agreement, Maxeon agreed to acquire certain assets and employees of Complete Solaria, for an aggregate purchase price of approximately $11.0 million consisting of 1,100,000 shares of Maxeon ordinary shares. The Company sold all its Maxeon shares in 2023 resulting in a loss of $4.2 million which was recorded within continuing operations in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2023.

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

(c) Liquidity and Going Concern

Since inception, the Company has incurred recurring losses and negative cash flows from operations. The Company incurred net losses from continuing operations of $78.0 million and $51.0 million during the thirteen-weeks ended September 29, 2024 and October 1, 2023, respectively, net losses from continuing operations of $101.4 million and $73.4 million during the thirty-nine weeks ended September 29, 2024 and October 1, 2023, respectively, and had an accumulated deficit of $458.4 million and debt and derivative liabilities of $201.9 million as of September 29, 2024. The Company had cash and cash equivalents of $79.5 million, excluding restricted cash of $3.8 million, as of September 29, 2024. The cash on hand was obtained as a result of additional funding as disclosed in Note 13 – Borrowings and Derivative Liabilities. Subsequent to September 29, 2024, the Company used $45.0 million to complete the acquisition described in Note 20 – Subsequent Events. The Company believes that its operating losses and negative operating cash flows will continue into the foreseeable future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management obtained additional funding and restructured its debt in the period ended September 29, 2024, as summarized in Note 13 – Borrowings and Derivative Liabilities. Historically, the Company’s activities have been financed through private placements of equity securities, debt and proceeds from the Merger. If the Company is not able to secure adequate additional funding when needed, the Company will need to reevaluate its operating plan and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs or cease operations entirely. These actions could materially impact the Company’s business, results of operations and future prospects. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms that are favorable, or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

The NASDAQ Notice did not impact the listing of the Company’s common stock on The Nasdaq Global Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had 180 calendar days to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of ten consecutive business days before October 14, 2024. The Company subsequently satisfied this requirement, and on June 3, 2024, the Company received written notice from the Nasdaq notifying the Company that it had regained compliance with the minimum bid price requirement.

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

In accordance with Nasdaq listing rule 5810(c)(3)(C), the Company has 180 calendar days, or until October 14, 2024, to regain compliance. The NASDAQ Letter notes that to regain compliance, the Company’s common stock must trade at or above a level such that the Company’s MVLS closes at or above $50,000,000 for a minimum of ten consecutive business days during the compliance period, which ended October 14, 2024. The NASDAQ Letter further notes that if the Company is unable to satisfy the MVLS requirement prior to such date, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that the Company then satisfies the requirements for continued listing on that market).

The Company believes it has satisfied the requirements of the NASDAQ Letter prior to the deadline. The Nasdaq staff has not provided written notice that the Company has regained compliance with this requirement.

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

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation within the Company’s consolidated balance sheet,  Note 3 – Fair Value Measurements, and Note  9 – Accrued Expenses and Other Current Liabilities. These reclassifications had no effect on the reported consolidated net loss.

The Company’s fiscal quarters consist of thirteen-week periods within a standard calendar year. Each annual reporting period begins on January 1 and ends on December 31.

(b)	Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, as well as related disclosure of contingent assets and liabilities. Significant estimates and assumptions made by management include, but are not limited to, the determination of:

●	The allocation of the transaction price to identified performance obligations;

●	Fair value of warrant liabilities;

●	The fair value of the forward purchase agreements;

●	The reserve methodology for inventory obsolescence;

●	The reserve methodology for product warranty;

●	The reserve methodology for the allowance for credit losses;

●	The fair value of derivative liabilities; and

●	The measurement of stock-based compensation.

To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or operating results will be affected. The Company bases its estimates on past experience and other assumptions that the Company believes are reasonable under the circumstances, and the Company evaluates these estimates on an ongoing basis. The Company has assessed the impact, and management is not aware of any specific events or circumstances that required an update to the Company’s estimates and assumptions or materially affected the carrying value of the Company’s assets or liabilities as of the date of issuance of this report. These estimates may change as new events occur and additional information is obtained.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are on deposit with major financial institutions. Such deposits may be in excess of insured limits from time to time. The Company believes that the financial institutions that hold the Company’s cash are financially sound, and accordingly, minimum credit risk exists with respect to these balances. The Company has not experienced any losses due to institutional failure or bankruptcy. The Company’s customers consist primarily of residential homeowners. The Company performs credit evaluations of its customers and generally does not require collateral for sales on credit. Many residential customers finance their transaction through third-party financing entities from whom the Company collects the receivable. The Company reviews accounts receivable balances to determine if any receivables will potentially be uncollectible and includes any amounts that are determined to be uncollectible in the allowance for credit losses. As of September 29, 2024, three entities had an outstanding balance that represented 27%, 18% and 13% of the total accounts receivable balance. As of December 31, 2023, two entities had an outstanding balance that represented 38% and 16% of the total accounts receivable balance.

Concentration of customers

No customers represented more than 10% of gross revenues from continuing operations for the thirteen and thirty-nine weeks ended September 29, 2024 and October 1, 2023.

Concentration of suppliers

For the thirteen-weeks ended September 29, 2024, three suppliers represented 56%, 23% and 18%, of the Company’s inventory purchases. For the thirty-nine weeks ended September 29, 2024, three suppliers represented 65%, 20% and 10% of the Company’s inventory purchases. For the thirteen-weeks and thirty-nine weeks ended October 1, 2023, one supplier represented 84% and 86% of the Company’s inventory purchases, respectively.

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

The Company classifies all cash for which usage is limited by contractual provisions as restricted cash. The restricted cash balance was $3.8 million, at each of September 29, 2024 and December 31, 2023. Restricted cash consists of deposits in money market accounts, which is used as cash collateral backing letters of credit related to customs duty authorities’ requirements. The Company has presented these balances under restricted cash, as a long-term asset, in its unaudited condensed consolidated balance sheets. The Company reconciles cash, cash equivalents, and restricted cash reported in the unaudited condensed consolidated balance sheets that aggregate to the beginning and ending balances shown in the unaudited condensed consolidated statements of cash flows as follows (in thousands):

	September 29, 2024	December 31, 2023
Cash and cash equivalents	$79,502	$2,593
Restricted cash	3,841	3,823
Total cash, cash equivalents and restricted cash	$83,343	$6,416

(g)	Revenue Recognition

Disaggregation of revenue

Refer to the table below for the Company’s revenue recognized by product and service type (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29,	October 1,	September 29,	October 1,
	2024	2023	2024	2023
Solar energy system installations	$5,536	$23,915	$19,932	$64,511
Software enhanced services	—	675	136	2,376
Total revenue	$5,536	$24,590	$20,068	$66,887

All of the Company’s revenue recognized by geography based on the location of the customer for the thirteen week and thirty-nine week periods ended September 29, 2024 and October 1, 2023 was in the United States.

Remaining performance obligations

The Company has elected the practical expedient not to disclose remaining performance obligations for contracts that are less than one year in length. As of September 29, 2024, the Company has deferred $1.0 million associated with a long-term service contract. As of December 31, 2023, the Company has deferred $1.2 million associated with a long-term service contract, which will be recognized evenly through 2028.

Incremental costs of obtaining customer contracts

Incremental costs of obtaining customer contracts consist of sales commissions, which are costs paid to third-party vendors who source residential customer contracts for the sale of solar energy systems by the Company. The Company defers sales commissions and recognizes expense in accordance with the timing of the related revenue recognition. Amortization of deferred commissions is recorded as sales commissions in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. As of September 29, 2024 and December 31, 2023, deferred commissions were $1.2 million and $4.2 million, respectively, which were included in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets.

Deferred revenue

The Company typically invoices its customers upon completion of set milestones, generally upon installation of the solar energy system with the remaining balance invoiced upon passing final building inspection. Standard payment terms to customers range from 30 to 60 days. When the Company receives consideration, or when such consideration is unconditionally due from a customer prior to delivering goods or services to the customer under the terms of a customer agreement, the Company records deferred revenue. As installation projects are typically completed within 12-months, the Company’s deferred revenue is reflected in current liabilities in the accompanying unaudited condensed consolidated balance sheets. The amount of revenue recognized during the thirty-nine week period ended September 29, 2024 that was included in deferred revenue at the beginning of the period was $2.4 million. The amount of revenue recognized during the thirty-nine week period ended October 1, 2023 that was included in deferred revenue at the beginning of the period was $2.5 million.

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

Financial assets and liabilities held by the Company measured at fair value on a recurring basis as of September 29, 2024 and December 31, 2023 include the warrant liabilities, derivative liabilities, SAFE Agreements and FPA liabilities.

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate their fair value because of their short-term nature (classified as Level 1).

Certain warrant liabilities, derivative liabilities, SAFE agreements, and FPA liabilities are measured at fair value using Level 3 inputs. The Company records subsequent adjustments to reflect the increase or decrease in estimated fair value at each reporting date within the unaudited condensed consolidated statements of operations and comprehensive loss as a component of Other expense, net.

(i)	Direct Offering Costs

Direct offering costs represent legal, accounting and other direct costs related to the Mergers, which was consummated in July 2023. In accounting for the Mergers, direct offering costs of approximately $5.7 million were reclassified to additional paid-in capital and netted against the Mergers proceeds received upon close. As of September 29, 2024 and December 31, 2023, the Company had no deferred offering costs included within prepaid expenses and other current assets in its unaudited condensed consolidated balance sheets.

(j)	Warrant Liabilities

The Company accounts for its warrant liabilities in accordance with the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, under which the warrants that do not meet the criteria for equity classification and must be recorded as liabilities. The warrant liabilities are measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement, with any subsequent changes in fair value recognized in Other expense, net on the unaudited condensed consolidated statements of operations and comprehensive loss. Refer to Note 3 – Fair Value Measurements and Note 12 – Warrants.

(k)	Forward Purchase Agreements

The Company accounts for its FPAs in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity, as the agreements embody an obligation to transfer assets to settle a forward contract. The FPA liabilities are measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement, with any subsequent changes in fair value recognized in Other expense, net on the unaudited condensed consolidated statements of operations and comprehensive loss. Refer to Note 3 – Fair Value Measurements and Note 5 – Forward Purchase Agreements.

(l)	Derivative Liabilities

The Company evaluates its financial obligations to determine if such instruments are derivatives or contain features that qualify as bifurcated derivatives in accordance with ASC 815, Derivatives and Hedging. Derivative liabilities are initially recorded at their fair value on the issuance date and are then re-valued at each reporting date, with changes in the fair value reported in other expense, net on the unaudited condensed consolidated statements of operations and comprehensive loss. Refer to Note 3 – Fair Value Measurements and Note 13 – Borrowings and Derivative Liabilities.

(m)	Net Loss Per Share

The Company computes net loss per share following ASC 260, Earnings Per Share. Basic net loss per share is measured as loss attributable to common stockholders divided by the weighted average common shares outstanding for the period. Diluted net loss per share presents the dilutive effect on a per-share basis from the potential exercise of options, SAFE agreements, warrants, and/or convertible notes. The potentially dilutive effect of options, SAFE agreements or warrants are computed using the if-converted method. Securities that potentially have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the diluted loss per share calculation.

(n)	Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. The Company is currently evaluating ASU 2023-07.

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

(3)	Fair Value Measurements

The following table sets forth the Company’s financial assets and liabilities that are measured at fair value, on a recurring basis (in thousands):

	As of September 29, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Restricted cash	$3,841	$—	$—	$3,841
Forward purchase agreements (1)	⸺	—	1,076	1,076
Total	$3,841	$—	$1,076	$4,917
Financial Liabilities
Derivative liabilities	$—	$—	$92,104	$92,104
Public warrants	2,242	—	—	2,242
Private placement warrants	—	—	3,908	3,908
Working capital warrants	—	—	447	447
SAFE Agreements	—	—	1,900	1,900
Total	$2,242	$—	$98,359	$100,601

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Asset
Restricted cash	$3,823	$—	$—	$3,823

Financial Liabilities
Carlyle warrant	$—	$—	$9,515	$9,515
Public warrants	167	—	—	167
Private placement warrants	—	122	—	122
Working capital warrants	—	14	—	14
Replacement warrants	—	—	1,310	1,310
Forward purchase agreement liabilities (1)	—	—	3,831	3,831
Total	$167	$136	$14,656	$14,959

(1)	Of the balances as of September 29, 2024 and December 31, 2023, $0.9 million of the asset balance and $3.2 million of the liability balance, respectively, are with related parties. Refer to Note 19, Related Party Transactions for further details.

Derivative liabilities

The Company issued derivative liabilities in conjunction with the issuance of certain convertible notes in July 2024 and September 2024 (refer to Note 13 – Borrowings and Derivative Liabilities). The Company valued the derivative liabilities as of their issuance date and as of September 29, 2024 using a binomial lattice model, which includes level 3 unobservable inputs. The key inputs used were dividend yield, the Company’s common stock price, volatility, risk-free rate and the expected term of the derivative liabilities. As of September 29, 2024, the derivative liability valuation included the following inputs:

September 29, 2024
Expected term	4.76 years
Expected volatility	54.0%
Risk-free interest rate	3.5%
Common stock price	$2.93
Expected dividend yield	0.0%

Carlyle Warrants

As part of the Company’s amended and restated warrant agreement with CRSEF Solis Holdings, LLC and its affiliates (“Carlyle”), the Company issued Carlyle a warrant to purchase shares of Complete Solaria Common Stock at a price per share of $0.01. Refer to Note 12 – Warrants for further details.

The Company valued the warrants based on a Black-Scholes Option Pricing Method, which included the following inputs:

December 31, 2023
Expected term	7.0 years
Expected volatility	77.0%
Risk-free interest rate	3.92%
Expected dividend yield	0.0%

In connection with an exchange of debt effective July 1, 2024, as discussed in Note 13 – Borrowings and Derivative Liabilities, the number of shares expected to be issued in connection with the Carlyle warrant became fixed and the Carlyle warrant was reclassified from liability to equity. Accordingly, the Carlyle warrant is not subject to a fair value measurement as of September 29, 2024.

Public Warrants

The public warrants are measured at fair value on a recurring basis. The public warrants were valued based on the closing price of the publicly traded instrument.

Private Placement and Working Capital Warrants

The private placement and working capital warrants are measured at fair value. The Company valued the private placement and working capital warrants as of September 29, 2024, based on a Black-Scholes Option Pricing Method, which included the following inputs:

September 29, 2024
Expected term	3.8 years
Expected volatility	69.24%
Risk-free interest rate	3.5%
Expected dividend yield	0.0%

Forward Purchase Agreement

Forward Purchase Agreements are measured at fair value on a recurring basis using a Monte Carlo simulation analysis. The expected volatility is determined based on the historical equity volatility of comparable companies over a period that matches the simulation period, which included the following inputs:

	September 29, 2024	December 31, 2023
VWAP stock price	$2.86	$1.66
Simulation period	0.8 years	1.55 years
Risk-free interest rate	4.07%	4.48%
Volatility	76.0%	95.0%

SAFE Agreement

The SAFE Agreement was valued based on a conversion probability of 90% based on historical SAFE agreements and a 50% discount rate at the time of conversion.

Replacement Warrants

There were no replacement warrants as of September 29, 2024. The Company valued the Replacement Warrants as of December 31, 2023, based on a Black-Scholes Option Pricing Method, which included the following inputs:

December 31, 2023
Expected term	0.3 years
Expected volatility	78.5%
Risk-free interest rate	5.4%
Expected dividend yield	0.0%

(4)	Reverse Recapitalization

As discussed in Note 1 – Organization, on July 18, 2023, the Company consummated the Mergers pursuant to the Amended and Restated Business Combination Agreement. The Mergers was accounted for as a reverse recapitalization, rather than a business combination, for financial accounting and reporting purposes. Accordingly, Complete Solaria was deemed the accounting acquirer (and legal acquiree), and FACT was treated as the accounting acquiree (and legal acquirer). Complete Solaria was determined to be the accounting acquirer based on an evaluation of the following facts and circumstances:

●	Complete Solaria’s pre-combination stockholders had the majority of the voting power in the post- merged company;

●	Legacy Complete Solaria’s stockholders had the ability to appoint a majority of the Complete Solaria Board of Directors;

●	Legacy Complete Solaria’s management team was considered the management team of the post-merged company;

●	Legacy Complete Solaria’s prior operations were comprised of the ongoing operations of the post-merged company;

●	Complete Solaria was the larger entity based on historical revenues and business operations; and

●	the post-merged company assumed Complete Solaria’s operating name.

Under this method of accounting, the reverse recapitalization was treated as the equivalent of Complete Solaria issuing stock for the net assets of FACT, accompanied by a recapitalization. The net assets of FACT were stated at historical cost, with no goodwill or other intangible assets recorded. The unaudited condensed consolidated assets, liabilities, and results of operations prior to the Mergers were those of Legacy Complete Solaria. All periods prior to the Mergers have been retrospectively adjusted in accordance with the Amended and Restated Business Combination Agreement for the equivalent number of preferred or common shares outstanding immediately after the Mergers to effect the reverse recapitalization.

Upon the closing of the Mergers and the PIPE Financing in July 2023, the Company received net cash proceeds of $19.7 million less non-cash net liabilities assumed from FACT of $10.1 million. The following table reconciles the elements of the Mergers to the unaudited condensed consolidated statements of cash flows and the unaudited condensed consolidated statements of stockholders’ deficit for the thirty-nine weeks ended October 1, 2023 (in thousands):

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

Pursuant to the terms of the FPAs, the FPA Sellers intended but were not obligated to purchase a number of FACT’s ordinary shares, par value of $0.0001 per share, (the “Shares”). While the FPA Sellers have no obligation to purchase any Shares under the FPAs, the aggregate total Shares that may be purchased under the FPAs shall be no more than 6,720,000 in aggregate, less, in the case of Meteora and Sandia, the number of FACT ordinary shares purchased by each Seller separately in through a broker in the open market. The FPA Sellers may not beneficially own greater than 9.9% of issued and outstanding Shares following the Mergers as per the Amended and Restated Business Combination Agreement.

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

The Company entered into four separate FPAs, three of which, associated with the obligation to issue 6,300,000 Shares, were entered into prior to the closing of the Mergers. Upon signing the FPAs, the Company incurred an obligation to issue a fixed number of shares to the FPA Sellers contingent upon the closing of the Mergers in addition to the terms and conditions associated with the settlement of the FPAs. The Company accounted for the contingent obligation to issue shares in accordance with ASC 815 and recorded a liability and Other expense, net based on the fair value upon of the obligation upon the signing of the FPAs. The liability was extinguished in July 2023 upon the issuance of Complete Solaria Common Stock to the FPA sellers.

Additionally, in accordance with ASC 480, the Company has determined that the forward contracts are financial instruments other than shares that represent or are indexed to obligations to repurchase the issuer’s equity shares by transferring assets, referred to herein as the “forward purchase liability” on its unaudited condensed consolidated balance sheets. The Company initially measured the forward purchase liabilities at fair value and has subsequently remeasured them at fair value with changes in fair value recognized in earnings.

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

On May 7 and 8, 2024, respectively, the Company entered into and executed separate amendments to the FPAs (collectively the “Second Amendments”) with Sandia (the “Sandia Second Amendment”) and Polar (the “Polar Second Amendment”). The Second Amendments lowered the reset price of each FPA from $3.00 to $1.00 per share and amended the VWAP Trigger Event provision to read as “After December 31, 2024, an event that occurs if the VWAP Price, for any 20 trading days during a 30 consecutive trading day-period, is below $1.00 per Share”. The Sandia Second Amendment is not effective until the Company executes similar amendments with both Polar and Meteora.

On June 14, 2024, the Company entered into and executed an amendment to the FPA with Sandia (the “Sandia Third Amendment”). The Sandia Third Amendment set the reset price of each FPA to $1.00 per share and amended the VWAP Trigger Event provision to read as “After December 31, 2024, an event that occurs if the VWAP Price, for any 20 trading days during a 30 consecutive trading day-period, is below $1.00 per Share.”

On July 17, 2024, the Company entered into an amendment to the FPA with Polar pursuant to which the Company and Polar agreed that Section 2 (Most Favored Nation) of the FPA is applicable to all 2,450,000 shares subject to the FPA.

Through the date of issuance of the Complete Solaria Common Stock in satisfaction of the Company’s obligation to issue shares around the closing of the Mergers, the Company recorded $35.5 million to Other expense in each of the thirteen and thirty-nine weeks ended October 1, 2023, net associated with the issuance of 6,720,000 shares of Complete Solaria Common Stock in association with the FPAs.

The change in the fair value of the forward purchase liabilities amounted to income of $7.7 million for the thirteen weeks ended September 29, 2024, and $4.9 million for the thirty-nine weeks ended September 29, 2024. The change in the fair value of the forward purchase liabilities amounted to expense of $6.7 million for the thirteen and thirty-nine week periods ended October 1, 2023. As of September 29, 2024, and December 31, 2023, the forward purchase agreements balance was an asset of $1.1 million and a liability of $3.8 million, respectively. Of the balances as of September 29, 2024 and December 31, 2023, $0.9 million asset balance and $3.2 million liability balance, respectively, are with related parties. Refer to Note 19 – Related Party Transactions for further details.

(6)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	September 29, 2024	December 31, 2023
Deferred commissions	$1,177	$4,185
Inventory deposits	—	616
Other	11,639	1,016
Total prepaid expenses and other current assets	$12,816	$5,817

(7)	Divestiture

Discontinued operations

As previously described in Note 1 – Organization, on August 18, 2023, the Company entered into a Non-Binding Letter of Intent to sell certain of Complete Solaria’s North American solar panel assets, inclusive of intellectual property and customer contracts, to Maxeon. Under the terms of the Disposal Agreement, Maxeon agreed to acquire certain assets and employees of Complete Solaria. The Company determined that this divestiture represented a strategic shift in the Company’s business and qualified as a discontinued operation. Accordingly, the results of operations and cash flows relating to Solaria have been reflected as discontinued operations in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the thirteen and thirty-nine weeks ended October 1, 2023 and the unaudited condensed consolidated statements of cash flows for the thirty-nine weeks ended October 1, 2023. In October 2023, the Company completed the sale of its solar panel business to Maxeon, pursuant to the terms of the Disposal Agreement.

The Company recorded a loss from discontinued operations of zero and $2.0 million for the thirteen and thirty-nine weeks ended September 29, 2024, arising from attorney fees incurred in connection with litigation attributable to the solar panel business.

The components reflected in the unaudited condensed consolidated statements of operations and comprehensive loss in 2023 related to discontinued operations are presented in the table, as follows (in thousands):

	Thirteen Weeks Ended	Thirty-Nine- Weeks Ended
	October 1, 2023	October 1, 2023
Revenues	$3,774	$29,048
Cost of revenues	4,102	30,609
Gross loss	(328)	(1,561)
Operating expenses:
Sales and marketing	2,425	6,855
General and administrative	5,681	12,572
Total operating expenses	8,106	19,427
Loss from discontinued operations	(8,434)	(20,988)
Other income, net	31	32
Loss from discontinued operations before income taxes	(8,403)	(20,956)
Income tax benefit (provision)	(1)	3
Impairment loss from discontinued operations	(147,505)	(147,505)
Net loss from discontinued operations	$(155,909)	$(168,458)

(8)	Property and Equipment, Net

Property and equipment, net consists of the following (in thousands, except year data):

	Estimated	As of
	Useful Lives (Years)	September 29, 2024	December 31, 2023
Developed software	5	$624	$6,993
Manufacturing equipment	3	73	131
Furniture and equipment	3	96	96
Leasehold improvements	5	—	708
Total property and equipment		793	7,928
Less: accumulated depreciation and amortization		(203)	(3,611)
Total property and equipment, net		$590	$4,317

Depreciation and amortization expense from continuing operations totaled $0.3 million and $0.3 million for the thirteen weeks ended September 29, 2024 and October 1, 2023, respectively. Depreciation and amortization expense from continuing operations totaled $1.0 million and $0.6 million for the thirty-nine weeks ended September 29, 2024 and October 1, 2023, respectively.

The Company recognized a $3.7 million impairment and loss on disposal of property and equipment for the thirteen and thirty-nine week periods ended September 29, 2024 which includes (i) $3.4 million impairment of its proprietary HelioTrackTM software system and (ii) $0.3 million of leasehold improvements relating to its Fremont location. The Company impaired the value of its HelioTrackTM software as this software has no future use following the completion of the migration to software that will be acquired in the SunPower acquisition. Refer to Note 20 – Subsequent Events for a further description of the SunPower acquisition.

(9)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of
	September 29, 2024	December 31, 2023
Accrued compensation and benefits	$5,674	$3,969
Accrued legal settlements	7,700	7,700
Professional fees	2,738	2,910
Accrued term loan and revolving loan final payment fees	2,400	2,400
Deferred financing fees	6,196	2,909
Accrued warranty	1,425	1,433
Warrant liability	—	1,310
Accrued interest	901	194
Other accrued liabilities	2,791	5,045
Total accrued expenses and other current liabilities	$29,825	$27,870

(10)	Other Expense, Net

Other expense, net consists of the following (in thousands):

	Thirteen-Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Loss on issuance of derivative liabilities(1)	$(24,688)	$—	$(24,688)	$—
Change in fair value of derivative liabilities(2)	(37,875)	—	(37,875)	—
Change in fair value of redeemable convertible preferred stock warrant liability	—	39	1,310	9,455
Change in fair value of Carlyle warrants	—	12,689	2,869	12,689
Change in fair value of FACT public, private placement and working capital warrants	(6,052)	4,170	(6,295)	4,170
Other financing costs	(3,812)	—	(3,812)	—
Loss on CS Solis debt extinguishment	—	(10,338)	—	(10,338)
Bonus shares issued in connection with the Mergers(3)	—	(2,394)	—	(2,394)
Issuance of forward purchase agreements(4)	—	76	—	76
Change in fair value of forward purchase agreement liabilities(5)	7,728	(6,661)	4,906	(6,661)
Issuance of shares in connection with the forward purchase agreements	—	(35,490)	—	(35,490)
Change in fair value of SAFE Agreement(6)	(900)	—	(900)	—
Loss on conversion of SAFE Agreements to common stock(6)	—	—	(1,250)	—
Other, net	(85)	(94)	(499)	191
Total other expense, net	$(65,684)	$(38,003)	$(66,234)	$(28,302)

(1)	Includes $3.0 million of related party expense for each of the thirteen and thirty-nine weeks ended September 29, 2024.
(2)	Includes $14.7 million of related party expense for each of the thirteen and thirty-nine weeks ended September 29, 2024.
(3)	Includes $0.7 million of other expense for each of the thirteen and thirty-nine weeks ended October 1, 2023 for bonus shares issued to related parties in connection with the Mergers.
(4)	Includes $0.3 million of other income for each of the thirteen and thirty-nine weeks ended October 1, 2023 for forward purchase agreements entered into with related parties.
(5)	Includes $6.5 million and $4.1 million of income for the thirteen and thirty-nine weeks ended September 29, 2024, respectively and $5.9 million for each of the thirteen and thirty-nine weeks ended October 1, 2023, for the change in the fair value of forward purchase agreements with related parties.
(6)	The SAFE Agreements were entered into with a related party, and the loss on the conversion of the SAFE Agreements to shares of the Company’s common stock is a related party transaction. Refer to Note 14 – SAFE Agreements and Note 19 – Related Party Transactions for further information.

(11)	Common Stock

The Company has authorized the issuance of 1,000,000,000 shares of common stock and 10,000,000 shares of preferred stock as of September 29, 2024. No preferred stock has been issued and none are outstanding as of September 29, 2024.

Common Stock Purchase Agreements

On December 18, 2023, the Company entered into separate common stock purchase agreements (the “Purchase Agreements”) with the Rodgers Massey Freedom and Free Markets Charitable Trust and the Rodgers Massey Revocable Living Trust (each a “Purchaser”, and together, the “Purchasers”). Pursuant to the terms of the Purchase Agreements, each Purchaser purchased 1,838,235 shares of common stock of the Company, par value $0.0001, (the “Shares”), at a price per share of $1.36, representing an aggregate purchase price of $5.0 million. The Purchasers paid for the Shares in cash. Thurman J. Rodgers is a trustee of each Purchaser, Executive Chairman of the Company’s board of directors and Chief Executive Officer of the Company (“Rodgers” or “CEO”).

On July 16, 2024, the Company entered into a common stock purchase agreement with White Lion Capital, LLC (“White Lion”), as amended on July 24, 2024 (“White Lion SPA”), and a related registration rights agreement for an equity line of credit financing facility. Pursuant to the White Lion SPA, the Company has the right, but not the obligation, to require White Lion to purchase, from time to time up to $30 million in aggregate gross purchase price of newly issued shares of the Company’s common stock, subject to the caps and certain limitations and conditions set forth in the White Lion SPA, including terms that restrict the ability of the Company to issue shares of common stock to White Lion that would result in White Lion beneficially owning more than 9.99% of the Company’s outstanding common stock.

On August 14, 2024, the Company entered into Amendment No. 2 to the White Lion SPA (collectively with the White Lion SPA “White Lion Amended SPA”). The White Lion Amended SPA provides that the Company may notify White Lion to exercise the Company’s right to sell shares of its common stock by delivering an Hour Rapid Purchase Notice. If the Company delivers an Hour Rapid Purchase Notice, the Company shall deliver to White Lion shares of common stock not to exceed the lesser of (i) five percent of the Average Daily Trading Volume on the date of an Hour Rapid Purchase Notice and (ii) 100,000 shares of common stock. The closing of the transactions under an Hour Rapid Purchase Notice will occur one Business Day following the date on which the Hour Rapid Purchase Notice is delivered. At such closing, White Lion will pay the Company the Hour Rapid Purchase Investment Amount equal to the number of shares of common stock subject to the applicable Hour Rapid Purchase Notice multiplied by the lowest traded price of the Company’s common stock during the one-hour period following White Lion’s consent to the acceptance of the applicable Hour Rapid Purchase Notice. Under the White Lion Amended SPA, the Company issued a total of 2.7 million shares of common stock for net proceeds of $6.1 million during the period ended September 29, 2024.

The Company has reserved shares of common stock for issuance related to the following:

As of September 29, 2024
Common stock warrants	31,670,265
Employee stock purchase plan	2,628,996
Stock options and RSUs, issued and outstanding	14,170,385
Stock options and RSUs, authorized for future issuance	945,059
Total shares reserved	49,414,705

(12)	Warrants

Liability-classified warrants (in thousands)

	As of
	September 29,	December 31,
	2024	2023
Carlyle warrant	$—	$9,515
Replacement warrants	—	1,310
Public warrants	2,242	167
Private placements warrants	3,908	122
Working capital warrants	447	13
	$6,597	$11,127

Carlyle Warrant

In February 2022, as part of a debt financing from Carlyle (refer to Note 13 – Borrowings and Derivative Liabilities), the Company issued a warrant to purchase 2,886,952 shares of common stock in conjunction with long-term debt issued to Carlyle (“CS Solis Debt”). The warrant contained two tranches, the first of which is immediately exercisable for 1,995,879 shares. The second tranche, which was determined to be a separate unit of account, expired on December 31, 2022 prior to becoming exercisable. In December 2023, Carlyle was issued an additional warrant to purchase an additional 2,190,604 shares of the Company’s common stock related to an anti-dilution provision within the CS Solis Debt that provides for such additional warrants under such circumstances as provided within the CS Solis Debt.

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

In July 2023, and in connection with the closing of the Mergers, the Carlyle debt and warrants were modified. Based on the exchange ratio included in the Mergers, the 1,995,879 outstanding warrants to purchase Legacy Complete Solaria Common Stock prior to modification were exchanged into warrants to purchase 1,995,879 shares of Complete Solaria Common Stock. As part of the modification, the warrant, which expires on July 18, 2030, provides Carlyle with the right to purchase shares of Complete Solaria Common Stock based on (a) the greater of (i) 1,995,879 shares and (ii) the number of shares equal to 2.795% of Complete Solaria’s issued and outstanding shares of common stock, on a fully-diluted basis; plus (b) on and after the date that is ten (10) days after the date of the agreement, an additional 350,000 shares; plus (c) on and after the date that is thirty (30) days after the date of the agreement, if the original investment amount has not been repaid, an additional 150,000 shares; plus (d) on and after the date that is ninety (90) days after the date of the agreement, if the original investment amount has not been repaid, an additional 250,000 shares, in each case, of Complete Solaria Common Stock at a price of $0.01 per share. Of the additional warrants that become exercisable after the modification, the tranches of 350,000 warrants vesting ten days after the date of the agreement and 150,000 warrants vesting thirty days after the date of the agreement were exercisable as of October 31, 2023.

The modification of the warrant resulted in the reclassification of previously equity-classified warrants to liability classification, which was accounted for in accordance with ASC 815 and ASC 718, Compensation – Stock Compensation. The Company recorded the fair value of the modified warrants as a warrant liability of $20.4 million, the pre-modification fair value of the warrants as a reduction to additional paid-in capital of $10.9 million and an expense of $9.5 million to Other expense, net in the thirteen week period ended October 1, 2023, equal to the incremental value of the warrants upon the modification. The fair value of the warrant was determined based on its intrinsic value, given a nominal exercise price. At issuance, the relative fair value of the warrant was determined to be $20.4 million using the Black-Scholes model with the following weighted average assumptions: expected term of 7 years; expected volatility of 77.0%; risk-free interest rate of 3.9%; and no dividend yield.

On July 1, 2024, in connection with the Exchange Agreement (as defined in Note 13 – Borrowings and Derivative Liabilities), the Carlyle warrant was modified, and the modification fixed the number of shares of the Company’s common stock that may be issued upon exercise of the Carlyle warrant at 4,936,483. At the modification date, the Carlyle warrant had a fair value of $7.3 million. The modification of the warrant resulted in the reclassification of previously classified warrant from liability to equity classification, resulting in an increase to additional paid-in capital of $7.3 million, a reduction in the warrant liability of $6.6 million, and $0.7 million of expense related to the remeasurement of the liability as of the modification date which was classified within “Gain on Extinguishment of Debt” within the Company’s statements of operations for the thirteen weeks and thirty-nine weeks ended September 29, 2024.

The Company recorded zero and a $2.9 million decrease in the fair value of this warrant, as Other expense, net on its unaudited condensed consolidated statements of operations and comprehensive loss for thirteen weeks and thirty-nine weeks ended September 29, 2024, respectively.

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

In October 2023, the Company entered into an Assignment and Acceptance Agreement (“Assignment Agreement”), (refer to Note 13 – Borrowings and Derivative Liabilities). In connection with the Assignment Agreement, the Company also entered into the First Amendment to Warrant to Purchase Stock Agreements with the holders of the Series D-7 warrants. Pursuant to the terms of the agreement, the warrants to purchase 1,376,414 shares of Series D-7 preferred stock converted into warrants to purchase 656,630 shares of common stock, the Replacement Warrants. As a result of the warrant amendment, the Company reclassified the Replacement Warrants from equity to liability. The Replacement Warrants were remeasured to their fair value on the amendment effective date, and the Company recorded subsequent changes in fair value in Other expense, net on its unaudited condensed consolidated statements of operations and comprehensive loss.

The Replacement Warrants expired in April 2024 and the Company released the $1.3 million liability in the thirteen week period ended June 30, 2024. The $1.3 million of income was classified within Other expense, net.

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

The Company determined the Public and Private warrants to be classified as a liability and fair valued the warrants on the issuance date using the publicly available price for the warrants of $6.7 million. The fair value of these warrants was $6.1 million as of September 29, 2024. The Company recorded a $5.6 million and $5.9 million increase in the fair value of these warrants for the thirteen weeks and thirty-nine weeks ended September 29, 2024, respectively. The Company recorded a $4.0 million decrease in the fair value of the Public and Private Placement Warrants for each of the thirteen weeks and thirty-nine weeks ended October 1, 2023. These changes were recorded in Other expense, net in the unaudited condensed consolidated statements of operations and comprehensive loss.

Additionally, at the closing of the Mergers, the Company issued 716,668 Working Capital warrants, which have identical terms as the Private Placement Warrants, to the sponsor in satisfaction of certain liabilities of FACT. The warrants were fair valued at $0.3 million upon the closing of the Mergers, which was recorded in warrant liability on the Company’s unaudited condensed consolidated balance sheets. As of September 29, 2024, the Working Capital warrants had a fair value of $0.4 million. The Company recorded a $0.4 million increase in the fair value of these warrants for each of the thirteen weeks and thirty-nine weeks ended September 29, 2024. The Company recorded a change in the Working Capital Warrants of $0.2 million for each of the thirteen and thirty-nine weeks ended October 1, 2023. These changes were recorded in Other expense, net on the unaudited condensed consolidated statements of operations and comprehensive loss.

Equity Classified Warrants

Series B Warrants (Converted to Common Stock Warrants)

In February 2016, the Company issued a warrant to purchase 5,054 shares of Series B preferred stock (the “Series B warrant”) in connection with a 2016 credit facility. The Series B warrant is immediately exercisable at an exercise price of $4.30 per share and has an expiration date of February 2026. The relative fair value of the Series B warrant at issuance was recorded as a debt issuance cost within other noncurrent liabilities upon issuance. The fair value of the Series B warrant was less than $0.1 million as of December 31, 2022 and as of July 18, 2023, when the Series B warrant was reclassified from warrant liability to additional paid-in capital, upon the warrant becoming exercisable into shares of Complete Solaria Common Stock upon the close of the Mergers. Prior to its reclassification during 2023, changes in the fair value of the liability-classified warrants were recorded in Other expense, net in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.

Series C Warrants (Converted to Common Stock Warrants)

In July 2016, the Company issued a warrant to purchase 148,477 shares of Series C preferred stock (the “Series C warrant”) in connection with the Series C financing. The Series C warrant agreement also provided for an additional number of Series C shares calculated on a monthly basis commencing in June 2016 based on the principal balance outstanding of the notes payable outstanding. The maximum number of shares exercisable under the Series C warrant agreement is 482,969 shares of Series C preferred stock. The Series C warrant was immediately exercisable at an exercise price of $1.00 per share and has an expiration date of July 2026. The relative fair value of the Series C warrant at issuance was recorded as Series C preferred stock issuance costs and redeemable convertible preferred stock warrant liability and changes in the fair value of the warrant were recorded in Other expense, net on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. The fair value of the Series C warrant was $2.3 million as of July 18, 2023, when the Series B warrant was reclassified from redeemable convertible preferred stock warrant liability to additional paid-in capital, upon the warrant becoming exercisable into shares of Complete Solaria Common Stock.

Series C-1 Warrants (Converted to Common Stock Warrants)

In January 2020, the Company issued a warrant to purchase 173,067 shares of common stock in conjunction with the Series C-1 preferred stock financing. The warrant is immediately exercisable at an exercise price of $0.01 per share and has an expiration date of January 2030. The warrant remains outstanding as of September 29, 2024. The fair value of the warrant was recorded within additional paid-in capital on the unaudited condensed consolidated balance sheets. The warrant is not remeasured in future periods as it meets the conditions for equity classification.

SVB Common Stock Warrants

In May and August 2021, the Company issued warrants to purchase 2,473 and 2,525 shares of common stock, respectively, in conjunction with the Fifth and Sixth Amendments to the Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”). The warrants are immediately exercisable at exercise prices of $0.38 and $0.62 per share, respectively, and have expiration dates in 2033. The warrants remain outstanding as of September 29, 2024. The fair value of the warrant was recorded within additional paid-in-capital on the accompanying unaudited condensed consolidated balance sheets. The warrants are not remeasured in future periods as they meet the conditions for equity classification.

Promissory Note Common Stock Warrants

In October 2021, the Company issued a warrant to purchase 24,148 shares of common stock in conjunction with the issuance of a short-term promissory note. The warrant is immediately exercisable at an exercise price of $0.01 per share and has an expiration date of October 2031. The warrant remains outstanding as of September 29, 2024. The fair value of the warrant was recorded within additional paid-in capital on the unaudited condensed consolidated balance sheets. The warrant is not remeasured in future periods as it meets the conditions for equity classification.

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

Warrant Consideration

In July 2023, in connection with the Mergers, the Company issued 6,266,572 warrants to purchase Complete Solaria Common Stock to holders of Legacy Complete Solaria Redeemable Convertible Preferred Stock, Legacy Complete Solaria Common Stock. The exercise price of the common stock warrants is $11.50 per share and the warrants expire 10 years from the date of the Mergers. The warrant consideration was issued as part of the close of the Mergers and was recorded within additional paid-in capital, net of the issuance costs of the Mergers. As of September 29, 2024, all warrants issued as warrant consideration remain outstanding.

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

On or after the earlier of (i) September 9, 2024; and (ii) the first trading day after March 12, 2024 with a closing price of the Company’s common stock greater than or equal to $1.00 for 45 days out of the trailing consecutive 60-trading-day period (the earlier of the preceding clauses (i) and (ii) the “Exercise Date”), Ayna may exercise the Ayna Warrant for up to 4,000,000 shares of the Company’s common stock. On or after September 9, 2024, Ayna may exercise the Ayna Warrant for up to the remaining 2,000,000 shares of the Company’s common stock. Prior to the Exercise Date, Ayna may not exercise the Ayna Warrant.

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

At issuance, the fair value of the Ayna Warrant was determined to be $9.2 million, based on the intrinsic value of the Ayna Warrant and the $0.01 per share exercise price. As the Ayna Warrant is accounted for as stock-based compensation under ASC 718, the Ayna Warrant is recorded within additional paid-in capital on the unaudited condensed consolidated balance sheets. The Ayna Warrant is not remeasured in future periods as it meets the conditions for equity classification. As the Ayna statement of work period is different than the date of the warrant agreement, the differences in dates cause an accrued expense for services rendered by Ayna but consideration has not vested as of September 29, 2024. The Company recognized expenses earned to date of $3.8 million and $5.4 million for the thirteen weeks and thirty-nine weeks ended September 29, 2024, respectively, within General and administrative expenses on the Company’s unaudited condensed consolidated statement of operations. The full amount of the Ayna Warrant, $9.2 million, was recorded within additional paid-in-capital as of September 29, 2024.

Cantor Warrant

In July 2024, the Company issued a warrant (“Cantor Warrant”) to a third-party service provider to purchase 3,066,141 shares of the Company’s common stock in exchange for services provided in the issuance of the July 2024 Notes (refer to Note 13 – Borrowings and Derivative Liabilities). The Cantor Warrant is immediately exercisable at a price of $1.68 per share and has an expiration date in July 2029. At issuance, the fair value of the Cantor Warrant was determined to be $1.4 million, of which $0.9 million was recorded as a debt discount and $0.5 million was attributable to the convertible notes issued in the Exchange Agreement and reduced the gain on the troubled debt restructuring (refer to Note 13 – Borrowings and Derivative Liabilities). The fair value of the warrant was derived using the Black-Scholes model with the following assumptions: expected volatility of 55%; risk-free interest rate of 4.2%; expected term of 5 years; and no dividend yield. The warrant is recorded within additional paid-in capital on the Company’s unaudited condensed consolidated balance sheets and is not remeasured in future periods as it meets the conditions for equity classification.

(13)	Borrowings and Derivative Liabilities

Exchange Agreement

On July 1, 2024, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Carlyle and Kline Hill providing for:

(i)	the cancellation of all indebtedness of $37.2 million owed to Carlyle by the Company, termination of all debt instruments by and between the Company and Carlyle (through the transfer of Carlyle’s interest in CS Solis, LLC, to the Company), and the satisfaction of all obligations owed to Carlyle by the Company under the terminated debt instruments;

(ii)	the issuance of a convertible note in the original principal amount of $10.0 million to Carlyle (“12% Carlyle Note”);

(iii)	the cancellation of all indebtedness of $28.7 million owed to Kline Hill Partners Fund LP, Kline Hill Partners IV SPV LLC, and Kline Hill Partners Opportunity IV SPV, LLC (collectively “Kline Hill”). by the Company, termination of all debt instruments by and between the Company and Kline Hill, including the 2018 Bridge Notes, the revolving loan and the secured credit facility, and the satisfaction of all obligations owed to Kline Hill by the Company under the terminated debt instruments;

(iv)	the issuance of convertible notes in the aggregate original principal amount of $8.0 million to Kline Hill (“12% Kline Hill Notes”); and

(v)	the issuance of 1,500,000 shares of common stock, par value $0.0001 per share, of the Company (the “Common Stock”) to Kline Hill (the “Shares”)

July 2024 Notes

In July 2024, the Company issued $46.0 million of senior unsecured convertible notes to various lenders, $18.0 million of which were issued to a related party affiliated with the Company’s CEO, Rodgers Massey Revocable Living Trust, and another $18.0 million of which were issued in exchange for the cancellation of all indebtedness with Kline Hill and Carlyle (the “July 2024 Notes”). The July 2024 Notes bear interest at 12% per annum and mature on July 1, 2029. The interest rate increases by 3% in the case of an event of default. The July 2024 Notes are convertible into the Company’s common stock at the option of the holder at a conversion rate of $1.68 per share. The July 2024 Notes will become immediately due and payable at the option of the holder in the event of default and upon a qualifying change of control event. The conversion option is required to be bifurcated as a derivative liability, and the Company recorded a derivative liability of $28.7 million on the issuance date with a corresponding debt discount. The Company additionally issued a warrant to purchase shares of common stock to its broker, the Cantor Warrant as described in Note 12 – Warrants, with a fair value of $1.4 million, of which $0.9 million was recorded as a debt discount, and $0.5 million was included in the calculation of the Company’s gain on the troubled debt restructuring, as discussed below. As of September 29, 2024, the carrying amount of the July 2024 Notes was $107.8 million, which reflects a derivative liability of $65.9 million and convertible notes of $70.6 million, less an unamortized debt discount of $28.7 million.

Interest expense recognized on the July 2024 Notes was $0.8 million in each of the thirteen and thirty-nine weeks ended September 29, 2024, of which $0.5 million was interest expense attributable to a related party.

7% Convertible Senior Notes

In September 2024, the Company issued $66.8 million of senior unsecured convertible notes to various lenders, $8.0 million of which were issued to a related party (the “September 2024 Notes”). The September 2024 Notes bear interest at 7% per annum and mature on July 1, 2029. The September 2024 Notes are convertible into the Company’s common stock at the option of the holder at a conversion rate of $2.14 per share. The September 2024 Notes will become immediately due and payable at the option of the holder in the event of default and upon a qualifying change of control event. The conversion option is required to be bifurcated as a derivative liability, and the Company recorded a derivative liability of $91.5 million on the issuance date. As the fair value of the derivative liability exceeds the proceeds received, the Company recorded a corresponding financing loss of $24.7 million and debt discount for $66.8 million as of the issuance date. As of September 29, 2024, the carrying amount of the September 2024 Notes was $92.6 million, which reflects a derivative liability of $92.1 million and convertible notes of $66.8 million, less an unamortized debt discount of $66.3 million.

Interest expense recognized on the 7.0% Notes was $0.05 million in each of the thirteen and thirty-nine weeks ended September 29, 2024.

2018 Bridge Notes

In December 2018, Solaria Corporation issued senior subordinated convertible secured notes (“2018 Notes”) totaling approximately $3.4 million in exchange for cash. The 2018 Notes bear interest at the rate of 8% per annum and the investors are entitled to receive twice the face value of the 2018 Notes at maturity. The 2018 Notes were secured by substantially all of the assets of Solaria Corporation. In 2021, the 2018 Notes were amended extending the maturity date to December 13, 2022. In connection with the 2021 amendment, Solaria had issued warrants to purchase shares of Series E-1 redeemable convertible preferred stock of Solaria. The warrants were exercisable immediately in whole or in part at and expire on December 13, 2031. As part of the Business Combination with Complete Solar, all the outstanding warrants issued to the lenders were assumed by the parent company, Complete Solaria. The 2018 Notes were secured by substantially all of the assets of Complete Solaria.

In December 2022, the Company entered into an amendment to the 2018 Notes extending the maturity date from December 13, 2022 to December 13, 2023. In connection with the amendment, the 2018 Notes continued to bear interest at 8% per annum and were entitled to an increased repayment premium from 110% to 120% of the principal and accrued interest at the time of repayment. The Company concluded that the amendment represented a troubled debt restructuring as the Company was experiencing financial difficulty, and the amended terms resulted in a concession to the Company. As the future undiscounted cash payments under the modified terms exceeded the carrying amount of the 2018 Notes on the date of modification, the modification was accounted for prospectively. The incremental repayment premium was being amortized to interest expense using the effective interest rate method. Interest expense recognized for the thirteen weeks ended September 29, 2024 and October 1, 2023 was zero and $0.3 million, respectively. Interest expense recognized for the thirty-nine weeks ended September 29, 2024 and October 1, 2023 was $0.7 million and $1.0 million, respectively.

The 2018 Bridge Notes were settled as part of the Exchange Agreement disclosed above. In connection with the Exchange Agreement, the balance of $1.7 million of the 2018 Notes was exchanged for the 12% Kline Hill Notes.

In July 2024, the Company issued $8.0 million of senior unsecured convertible notes and 1,500,000 shares of the Company’s common stock in exchange for the cancellation of all indebtedness with Kline Hill. Such indebtedness was comprised of the 2018 Notes of $11.7 million, the portion of the Revolving Loan assigned to Kline Hill of $3.9 million, and the Secured Credit Facility of $13.1 million. The Company concluded that the exchange represented a troubled debt restructuring as the Company was experiencing financial difficulty, and the new terms under the convertible notes resulted in a concession to the Company. As the carrying amount of the debt exceeded the future undiscounted cash payments under the new terms on the date of the exchange, the Company recorded a gain on the troubled debt restructuring of $7.3 million. The convertible notes have the same terms and conditions as the July 2024 Notes.

Revolver Loan

In October 2020, Solaria entered into a loan agreement (“SCI Loan Agreement”) with Structural Capital Investments III, LP (“SCI”).

The SCI Loan Agreement was comprised of two facilities, a term loan (the “Term Loan”) and a revolving loan (the “Revolving Loan”) (together “Original Agreement”) for $5.0 million each with a maturity date of October 31, 2023. Both the Term Loan and the Revolving Loan were fully drawn upon closing. The Term Loan was repaid prior to the acquisition of Solaria by Complete Solar and was not included in the Business Combination.

The Revolving Loan had a term of thirty-six months, with the principal due at the end of the term and an annual interest rate of 7.75% or Prime rate plus 4.5%, whichever was higher. The SCI Loan Agreement required the Company to meet certain financial covenants relating to the maintenance of a specified restricted cash balance, achieve specified revenue targets and maintain specified contribution margins (“Financial Covenants”) over the term of the Revolving Loan. The Revolving Loan was collateralized by substantially all assets and property of the Company.

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

In October 2023, the Company entered into an Assignment Agreement whereby Structural Capital Investments III, LP assigned the SCI debt to Kline Hill Partners Fund LP, Kline Hill Partners IV SPV LLC, Kline Hill Partners Opportunity IV SPV LLC, (collectively “Kline Hill”) and Rodgers Massey Revocable Living Trust for a total purchase price of $5.0 million. The Company has identified this arrangement as a related party transaction, as discussed in Note 19 – Related Party Transactions. A portion of the SCI Revolving Loan was cancelled as part of the Exchange Agreement disclosed above and as discussed in the 2018 Bridge Notes section above. In connection with the Exchange Agreement, $3.9 million of the Revolving Loan was exchanged for the 12% Kline Hill Notes, the accounting for which is described above under the 2018 Bridge Notes. The portion of the Revolving Loan owing to the Rodgers Massey Revocable Living Trust of $1.6 million remains outstanding as of September 29, 2024.

Interest expense recognized for the thirteen-week periods ended September 29, 2024 and October 1, 2023 was zero and $0.2 million, respectively. Interest expense recognized for the thirty-nine weeks ended September 29, 2024 and October 1, 2023, was $0.4 million and $0.5 million, respectively. The interest expense recognized in 2024 is deemed to be related party interest expense.

Secured Credit Facility

In December 2022, the Company entered into a secured credit facility agreement with Kline Hill Partners IV SPV LLC and Kline Hill Partners Opportunity IV SPV LLC (“Secured Credit Facility”). The Secured Credit Facility agreement allowed the Company to borrow up to 70% of the net amount of its eligible vendor purchase orders with a maximum amount of $10.0 million at any point in time. The purchase orders were backed by relevant customer sales orders which served as collateral. The amounts drawn under the Secured Credit Facility were eligible to be reborrowed provided that the aggregate borrowing did not exceed $20.0 million. The repayment terms under the Secured Credit Facility were the borrowed amount multiplied by 1.15x if repaid within 75 days and borrowed amount multiplied by 1.175x if repaid after 75 days. The Company could have repaid any borrowed amount without premium or penalty. Under the original terms, the Secured Credit Facility agreement was due to mature in April 2023.

The Company recognized interest expense of zero and zero related to the Secured Credit Facility during the thirteen weeks ended September 29, 2024 and October 1, 2023, respectively. The Company recognized interest expense of $1.0 million and $3.1 million related to the Secured Credit Facility during the thirty-nine weeks ended September 29, 2024 and October 1, 2023, respectively. The Secured Credit Facility was cancelled as part of the Exchange Agreement disclosed above, the accounting for which is described above under the 2018 Bridge Notes.

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

Debt in CS Solis

As part of the Reorganization described in Note 1(a) Organization - Description of Business, the Company received cash and recorded debt for an investment by Carlyle. The investment was made pursuant to a subscription agreement, under which Carlyle contributed $25.6 million in exchange for 100 Class B Membership Units of CS Solis and the Company contributed the net assets of Complete Solar, Inc. in exchange for 100 Class A Membership Units. The Class B Membership Units were mandatorily redeemable by the Company on the three-year anniversary of the effective date of the CS Solis amended and restated LLC agreement (February 14, 2025). The Class B Membership Units accrued interest that was payable upon redemption at a rate of 10.5% (which was structured as a dividend payable based on 25% of the investment amount measured quarterly), compounded annually, and subject to increases in the event the Company declared any dividends. In connection with the investment by Carlyle, the Company issued Carlyle a warrant to purchase 5,978,960 shares of the Company’s common stock at a price of $0.01 per share, of which, the purchase of 4,132,513 shares of the Company’s common stock is immediately exercisable. The Company has accounted for the mandatorily redeemable investment from Carlyle in accordance with ASC 480 and recorded the investment as a liability, which was accreted to its redemption value under the effective interest method. The Company recorded the warrants as a discount to the liability.

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

The Carlyle Debt Modification Agreement accelerated the redemption date of the investment to March 31, 2024 subsequent to the modification. The acceleration of the redemption date of the investment resulted in the total redemption amount to be 1.3 times the principal at December 31, 2023. The redemption amount increased to 1.4 times the original investment as of March 31, 2024. Additionally, as part of the amendment, the parties entered into an amended and restated warrant agreement. As part of the Carlyle Warrant Amendment, Complete Solaria issued Carlyle a warrant to purchase up to 2,745,879 shares of Complete Solaria Common Stock at a price per share of $0.01, which is inclusive of the outstanding warrant to purchase 1,995,879 shares at the time of modification. The warrant, which expires on July 18, 2030, provides Carlyle with the right to purchase shares of Complete Solaria Common Stock based on (a) the greater of (i) 1,995,879 shares and (ii) the number of shares equal to 2.795% of Complete Solaria’s issued and outstanding shares of common stock, on a fully-diluted basis; plus (b) on and after the date that is ten (10) days after the date of the agreement, an additional 350,000 shares; plus (c) on and after the date that is thirty (30) days after the date of the agreement, if the original investment amount has not been repaid, an additional 150,000 shares; plus (d) on and after the date that is ninety (90) days after the date of the agreement, if the original investment amount has not been repaid, an additional 250,000 shares, in each case, of Complete Solaria Common Stock at a price of $0.01 per share. The warrants are classified as liabilities under ASC 815 and are recorded within warrant liability on the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.

 In July 2024, the Company issued $10.0 million of senior unsecured convertible notes in exchange for the cancellation of all indebtedness with CS Solis of $37.2 million. The Company concluded that the exchange represented a troubled debt restructuring as the Company was experiencing financial difficulty, and the new terms under the convertible notes resulted in a concession to the Company. As the carrying amount of the debt exceeded the future undiscounted cash payments under the new terms on the date of the exchange, the Company recorded a gain on the troubled debt restructuring of $12.5 million. The convertible notes have the same terms and conditions as the other convertible notes issued in July 2024 described above.

For the thirteen weeks ended September 29, 2024 and October 1, 2023, the Company recorded accretion of the liability as interest expense of zero and $1.2 million, respectively, and made no payments of interest expense. For the thirty-nine weeks ended September 29, 2024 and October 1, 2023, the Company has recorded accretion of the liability as interest expense of $3.9 million and $2.7 million, respectively, and made no payments of interest expense.

For the thirteen weeks ended September 29, 2024 and October 1, 2023, the Company recorded amortization of issuance costs as interest expense of zero and less than $0.1 million, respectively. For the thirty-nine weeks ended September 29, 2024 and October 1, 2023, the Company recorded amortization of issuance costs as interest expense of zero and $0.7 million, respectively.

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

On April 21, 2024, the Company entered into an amendment (“First SAFE Amendment”) that converted the First SAFE investment of $1.5 million into 4,166,667 shares of the Company’s common stock based on a conversion price of $0.36 per share, defined in the First SAFE Amendment as the product of (i) $0.45, the closing price of the Company’s common stock on April 19, 2024, multiplied by (ii) 80%. Upon conversion, the Company recorded a debit to SAFE Agreement of $1.5 million, a credit to Additional paid-in-capital of $1.9 million and recognized expense of $0.4 million within Other expense, net in its unaudited condensed consolidated statement of operations.

Second SAFE

On February 15, 2024, the Company entered into a simple agreement for future equity (the “Second SAFE”) with the Purchaser, a related party, in connection with the Purchaser investing $3.5 million in the Company. The Second SAFE does not accrue interest. The Second SAFE was initially convertible into shares of the Company’s common stock upon the initial closing of an Equity Financing at a per share conversion price which was equal to the lower of (i) the Second SAFE Price, and (ii) 80% of the price per share of the Company’s common stock sold in the Equity Financing. If the Company consummated a change of control prior to the termination of the Second SAFE, the Purchaser would have been automatically entitled to receive an amount equal to the greater of (i) $3.5 million and (ii) the amount payable on the number of shares of the Company’s common stock equal to $3.5 million divided by the Liquidity Price, subject to certain adjustments as set forth in the Second SAFE. The Second SAFE was convertible into a maximum of 3,707,627 shares of the Company’s common stock, assuming a per share conversion price of $0.94, which is the product of (i) $1.18, the closing per share price of its common stock on February 15, 2024, multiplied by (ii) 80%.

On April 21, 2024, the Company entered into an amendment (“Second SAFE Amendment”) that converted the Second SAFE investment of $3.5 million into 9,722,222 shares of the Company’s common stock based on a conversion price of $0.36 per share, defined in the Second SAFE Amendment as the product of (i) $0.45, the closing price of the Company’s common stock on April 19, 2024, multiplied by (ii) 80%. Upon conversion, the Company recorded a debit to SAFE Agreement of $3.5 million, a credit to Additional paid-in-capital of $4.4 million and recognized expense of $0.9 million within Other expense, net in its unaudited condensed consolidated statement of operations.

Third SAFE

On May 13, 2024, the Company entered into a simple agreement for future equity (the “Third SAFE”) with the Purchaser, a related party, in connection with the Purchaser investing $1.0 million in the Company. The Third SAFE is convertible into shares of the Company’s common stock upon the initial closing of a bona fide transaction or series of transactions with the principal purpose of raising capital, pursuant to which the Company issues and sells shares of its common stock in an Equity Financing, at a per share conversion price which is equal to 50% of the price per share of the Company’s common stock sold in the Equity Financing. If the Company consummates a change of control prior to the termination of the Third SAFE, the Purchaser will be automatically entitled to receive a portion of the proceeds of such liquidity event equal to $1.0 million, subject to certain adjustments as set forth in the Third SAFE. The Third SAFE is convertible into a maximum of 2,750,000 shares of the Company’s common stock, assuming a per share conversion price of $0.275, which is the product of (i) $0.55, the closing price of the Company’s common stock on May 13, 2024, multiplied by (ii) 50%. Given that the SAFE could be settled in cash or a variable number of shares, the Company has accounted for the instrument as a liability at its fair value.

As of September 29, 2024, the Company estimated the fair value of the Third SAFE was $1.9 million based upon the assumptions disclosed in Note 3 – Fair Value Measurements.

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

Historically, awards were granted under the Amended and Restated Complete Solaria Omnibus Incentive Plan (“2022 Plan”), the Complete Solar 2011 Stock Plan (“2011 Plan”), the Solaria Corporation 2016 Stock Plan (“2016 Plan”) and the Solaria Corporation 2006 Stock Plan (“2006 Plan”) (together with the Complete Solaria, Inc. 2023 Incentive Equity Plan (“2023 Plan”), “the Plans”). The 2022 Plan is the successor to the Complete Solar 2021 Stock Plan, which was amended and assumed in connection with the acquisition of Solaria. The 2011 Plan is the Complete Solar 2011 Stock Plan that was assumed by Complete Solaria in the Required Transaction. The 2016 Plan and the 2006 Plan are the Solaria stock plans that were assumed by Complete Solaria in the Required Transaction.

Under the Plans, the Company has granted service and performance-based stock options and restricted stock units (“RSUs”).

A summary of stock option activity for the thirty-nine weeks ended September 29, 2024 under the Plans is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding—December 31, 2023	11,716,646	$3.48	8.53	$2,756
Options granted	6,121,251	0.93
Options exercised	(421,546)	0.75
Options canceled	(5,682,132)	1.54
Outstanding—September 29, 2024	11,734,219	$3.06	7.43	$14,356
Vested and expected to vest—September 29, 2024	11,734,219	$3.06	7.43	$14,356
Vested and exercisable—September 29, 2024	4,450,841	$4.44	5.25	$3,142

A summary of RSU activity for the thirty-nine weeks ended September 29, 2024 under the Plan is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	58,097	$2.07
Granted	2,466,284	$––
Vested and released	(88,215)	$––
Cancelled or forfeited	––	$––
Unvested at September 29, 2024	2,436,166	$1.78

Stock-based compensation expense

The following table summarizes stock-based compensation expense and its allocation within the accompanying unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Cost of revenues	$49	$20	$105	$51
Sales and marketing	196	143	490	337
General and administrative	1,271	1,416	3,491	1,933
Total stock-based compensation expense from continuing operations	1,516	1,579	4,086	2,321
Stock-based compensation from discontinued operations, net of tax	—	535	—	1,835
Total stock-based compensation expense	$1,516	$2,114	$4,086	$4,156

As of September 29, 2024, there was a total of $19.6 million and zero unrecognized stock-based compensation costs related to service-based options and RSUs, respectively. Such compensation cost is expected to be recognized over a weighted-average period of approximately 2.13 years for service-based options.

(16)	Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (the “ESPP Plan”) in connection with the consummation of the Mergers in July 2023. All qualified employees may voluntarily enroll to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock of the offering periods or the applicable purchase date. As of September 29, 2024, 2,628,996 shares were reserved for future issuance under the ESPP Plan.

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

Activity by period relating to the Company’s warranty provision was as follows (in thousands):

	Thirty-Nine Weeks Ended September 29, 2024	Year Ended December 31, 2023
Warranty provision, beginning of period	$4,849	$3,981
Accruals for new warranties issued	830	2,968
Settlements	(932)	(2,100)
Warranty provision, end of period	$4,747	$4,849
Warranty provision, current	$1,425	$1,433
Warranty provision, noncurrent	$3,322	$3,416

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

Legal Matters

The Company is a party to various legal proceedings and claims which arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the reasonably possible loss. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred. Although claims are inherently unpredictable, the Company is not aware of any matters that may have a material adverse effect on its business, financial position, results of operations, or cash flows. The Company has recorded $7.7 million as a loss contingency in accrued expenses and other current liabilities on its unaudited condensed consolidated balance sheets as of both September 29, 2024 and December 31, 2023, respectively.

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

On May 11, 2023, SolarPark filed a motion for preliminary injunction to seek an order restraining the Company from using or disclosing SolarPark’s purported trade secrets, making or selling shingled modules other than those produced by SolarPark, and from soliciting solar module manufacturers to produce shingled modules using Solaria’s shingled patents. On May 18, 2023, the Company responded by filing a motion for partial dismissal and stay. On May 25, 2023, the Company filed an opposition to SolarPark’s motion for a preliminary injunction. On June 1, 2023, SolarPark filed an opposition to the Company’s motion for dismissal and stay and a reply in support of their motion for preliminary injunction. On June 8, 2023, the Company replied in support of its motion for partial dismissal and stay. On July 11, 2023, the court conducted a hearing to consider SolarPark and the Company’s respective motions. On August 2, 2023, the court issued a ruling, which granted the preliminary injunction motion with respect to any purported misappropriation of SolarPark’s purported trade secrets and ordering that the Company produce documents and communications exchanged between the Company and any manufacturer or potential manufacturer that describe or reference any of SolarPark’s mass-production trade secrets, as identified by SolarPark in the case. The court’s ruling does not prohibit the Company from producing shingled modules or from utilizing its own patents for the manufacture of shingled modules. The court denied SolarPark’s motion seeking a defamation injunction. The court denied the Company’s motion to dismiss and granted the Company’s motion to stay the entire litigation pending the arbitration in Singapore. On September 1, 2023, the Company filed a Limited Notice of Appeal to appeal the August 2023 order granting SolarPark’s motion for preliminary injunction. On September 26, 2023, the Company filed a Notice of Withdrawal of Appeal and will not appeal the Court’s Preliminary Injunction Order. Between August 2023 and March 2024, the parties were engaged in discovery negotiations and the Company produced documents to SolarPark. The Company produced its last set of documents on March 14, 2024. Since then, SolarPark has been reviewing the documents and the case has remained stayed.

No liability has been recorded in the Company’s unaudited condensed consolidated financial statements as the likelihood of a loss is not probable at this time.

Siemens Litigation

On July 22, 2021, Siemens Government Technologies, Inc. (“Siemens Government Technologies”) filed a lawsuit against Solaria Corporation in Fairfax Circuit Court (the “Court”) in Fairfax, Virginia. On July 27, 2023, Siemens Government Technologies, moved to amend the complaint to add Siemens Industry Inc. as a co-plaintiff. This motion was granted on August 25, 2023. On October 23, 2023, Siemens Government Technologies and Siemens Industry Inc. (collectively, “Siemens”) and Solaria Corporation stipulated to add SolarCA, LLC as a co-defendant. Solaria Corporation and SolarCA, LLC (collectively, the “Subsidiaries”) are both wholly-owned subsidiaries of Complete Solaria, Inc. In the lawsuit, Siemens alleged that the Subsidiaries breached express and implied warranties under a purchase order that Siemens placed with the Subsidiaries for a solar module system. Siemens claimed damages of approximately $6.9 million, inclusive of amounts of the Subsidiaries’ indemnity obligations to Siemens, plus attorneys’ fees.

On February 22, 2024, the Court issued an order against the Subsidiaries which awards Siemens approximately $6.9 million, inclusive of amounts of the Subsidiaries’ indemnity obligations to Siemens, plus attorney’s fees, the amount of which would be determined at a later hearing. On March 15, 2024, Siemens filed a motion seeking to recover $2.67 million for attorneys’ fees, expenses, and pre- and post-judgment interest. The Company opposed Siemens’ motion for attorneys’ fees, expenses, and pre- and post-judgment interest on April 5, 2024. On June 17, 2024, the Court entered a final order which awards Siemens a total of $2.0 million in attorneys’ fees and costs. The Company has appealed these judgments.

The Company recognized $6.9 million as a legal loss related to this litigation in 2023, and in 2024, the Company recorded an additional accrual for $2.0 million for attorneys’ fees, expenses, and pre-judgment interest, in accrued expenses and other current liabilities on its unaudited condensed consolidated balance sheets as of September 29, 2024. This legal loss was recognized in loss from discontinued operations, net of tax on the unaudited condensed consolidated statements of operations and comprehensive loss. The Company recorded $6.9 million as a legal loss related to this litigation, excluding amounts for attorneys’ fees and costs, in accrued expenses and other current liabilities on its unaudited condensed consolidated balance sheet as of December 31, 2023.

Letters of Credit

The Company had $3.8 million of outstanding letters of credit related to normal business transactions as of September 29, 2024. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder. As discussed in Note 2 – Summary of Significant Accounting Policies, the cash collateral in these restricted cash accounts was $3.8 million at each of September 29, 2024 and December 31, 2023.

(18)	Basic and Diluted Net Loss Per Share

The Company uses the two-class method to calculate net loss per share. No dividends were declared or paid for the thirteen and thirty-nine week periods ended September 29, 2024 and October 1, 2023. Undistributed earnings for each period are allocated to participating securities, including the redeemable convertible preferred stock, based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. At September 29, 2024, there were no redeemable shares of convertible preferred stock. The Company’s basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average shares of common stock outstanding during periods with undistributed losses.

The unaudited basic and diluted shares and net loss per share for the thirteen and thirty-nine week periods ended October 1, 2023 have been retroactively restated to give effect to the conversion of shares of legal acquiree’s convertible instruments into shares of legal acquiree common stock as though the conversion had occurred as of the beginning of the period. The retroactive restatement is consistent with the presentation on the accompanying unaudited condensed consolidated statements of stockholders’ deficit.

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the thirteen and thirty-nine week periods ended September 29, 2024 and October 1, 2023 (in thousands, except share and per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Numerator:
Net loss from continuing operations	$(77,958)	$(50,973)	$(101,433)	$(73,448)
Net loss from discontinued operations	—	(155,909)	(2,007)	(168,458)
Net loss	$(77,958)	$(206,882)	$(103,440)	$(241,906)
Denominator:
Weighted average common shares outstanding, basic and diluted	75,348,627	39,821,078	61,868,747	16,969,979
Net loss per share:
Continuing operations – basic and diluted	$(1.03)	$(1.28)	$(1.64)	$(4.33)
Discontinued operations – basic and diluted	$—	$(3.92)	$(0.03)	$(9.92)
Net loss per share – basic and diluted	$(1.03)	$(5.20)	$(1.67)	$(14.25)

The computation of basic and diluted net loss per share attributable to common stockholders is the same for the thirteen and thirty-nine week periods ended September 29, 2024, and October 1, 2023, because the inclusion of potential shares of common stock would have been anti-dilutive for the periods presented.

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been anti-dilutive:

	As of
	September 29, 2024	October 1, 2023
Common stock warrants	31,670,265	23,626,132
Common stock issuable for convertible notes	58,579,636	⸺
Stock options and RSUs issued and outstanding	14,170,385	7,013,514
Potential common shares excluded from diluted net loss per share	104,420,286	30,639,646

(19)	Related Party Transactions

From October 2022 through June 2023, the Company issued convertible promissory notes (“2022 Convertible Notes”) of approximately $33.3 million to various investors, out of which $12.1 million was issued to five related parties. Additionally, the Company acquired a related party convertible note, on the same terms as the 2022 Convertible Notes as part of the acquisition of Solaria, with a fair value of $6.7 million at the time of the acquisition. The 2022 Convertible Notes accrued interest at a rate of 5% per annum. Immediately prior to the closing of the Mergers, the 2022 Convertible Notes were converted into the number of shares of common stock of Complete Solaria equal to (x) the principal amount together with all accrued interest of the 2022 Convertible Notes divided by 0.75, divided by (y) the price of a share of common stock of Complete Solaria used to determine the conversion ratio in the Amended and Restated Business Combination Agreement. This resulted in the issuance of 5,316,460 shares of Complete Solaria common stock to the noteholders and no debt remains outstanding associated with the 2022 Convertible Notes as of December 31, 2023. For the thirteen week periods ended September 29, 2024 and October 1, 2023, the Company recognized zero and less than $0.1 million, respectively, in interest expense related to the related party 2022 Convertible Notes. For the thirty-nine week periods ended September 29, 2024 and October 1, 2023, the Company recognized zero and $0.4 million, respectively, in interest expense related to the related party 2022 Convertible Notes.

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

In July 2023, the Company entered into a series of FPAs as described in Note 5 – Forward Purchase Agreements. In connection with the FPAs, the Company recognized other expense of $30.7 million for each of the thirteen and thirty-nine week periods ended October 1, 2023 in connection with the issuance of 5,670,000 shares of the Company’s common stock to the related party FPA Sellers. The Company recognized other income of $0.3 million in connection with the issuance of the FPAs with related parties.

The Company has recognized an asset associated with the FPAs of $0.9 million and a liability of $3.2 million due to related parties in its unaudited condensed consolidated balance sheets as of September 29, 2024 and December 31, 2023, respectively. The change in fair value of the forward purchase liabilities with related parties amounted to income of $6.5 million for the thirteen weeks ended September 29, 2024, and $4.1 million for the thirty-nine weeks ended September 29, 2024, respectively. The change in the fair value of the forward purchase liabilities with related parties amounted to expense of $5.9 million for the thirteen and thirty-nine week periods ended October 1, 2023.

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

In October 2023, the Company entered into an Assignment Agreement whereby Structural Capital Investments III, LP assigned the SCI debt to Kline Hill Partners Fund LP, Kline Hill Partners IV SPV LLC, Kline Hill Partners Opportunity IV SPV LLC, (collectively “Kline Hill”) and Rodgers Massey Revocable Living Trust, a related party, for a total purchase price of $5.0 million. The Kline Hill portion of the obligation was cancelled per the terms of the Exchange Agreement as discussed in Note 13 – Borrowings and Derivative Liabilities. The portion of the Revolving Loan owing to the Rodgers Massey Revocable Living Trust of $1.6 million remains outstanding as of September 29, 2024.

Three SAFEs, as described in Note 14 –SAFE Agreements, entered into during the thirty-nine weeks ended September 29, 2024 were with the Rodgers Massey Freedom and Free Markets Charitable Trust, a related party. The Company received proceeds from the SAFEs totaling $6.0 million in exchange for debt that may be converted into shares of the Company’s common stock. Two SAFEs issued in the first quarter of 2024, totaling $5.0 million were converted into 13,888,889 shares of the Company’s common stock during the thirty-nine weeks ended September 29, 2024. The Company recognized a loss of $1.3 million in connection with the conversion of these two SAFEs.

In July 2024, the Company entered into a note purchase agreement and issued a 12% convertible note to an affiliate of the Company’s CEO, T. J. Rodgers, in the original principal amount of $18.0 million in exchange for cash. The 12% convertible note is payable in full on July 1, 2029. Interest expense recognized on the note was $0.5 million in the thirteen and thirty-nine weeks ended September 29, 2024. The Company also recognized $0.4 million of amortization expense in each of the thirteen and thirty-nine week periods ended September 29, 2024, in connection with the 12% convertible notes issued to the related party.

In September 2024, the Company issued $8.0 million principal amount of 7.0% Notes to affiliates of the Company’s CEO, T.J. Rodgers. Interest expense in the condensed consolidated statement of operations and comprehensive loss includes $0.1 million relating to the 7.0% Notes issued by the Company to the related party.

There were no other material related party transactions during the thirteen and thirty-nine week periods ended September 29, 2024 and October 1, 2023.

(20)	Subsequent Events

Acquisition of Select Assets of SunPower Corporation

On August 5, 2024, the Company entered into an Asset Purchase Agreement (the “APA”) among the Company, SunPower Corporation and its direct and indirect subsidiaries (collectively “SunPower”) providing for the sale and purchase of certain assets relating to SunPower’s Blue Raven Solar business and certain assets relating to the new homes and non-installing dealer network activities previously operated by SunPower (the “Acquired Assets”). The APA was entered into in connection with a voluntary petition filed by SunPower under Chapter 11 of the United States Code, 11 U.S.C.§§ 101-1532 (“Bankruptcy Code”). The sale by SunPower was approved on September 23, 2024, by the United States Bankruptcy Court for the District of Delaware. The Company completed the acquisition of the Acquired Assets effective September 30, 2024, in consideration for a cash purchase price of $45.0 million. The initial accounting for the business combination is incomplete at this time due to the close proximity of the acquisition close date to the issuance date of these unaudited condensed consolidated financial statements.

In connection with the closing of the transaction under the APA, on September 30, 2024, the Company and SunPower entered into a Transition Services Agreement (the “TSA”) pursuant to which SunPower shall use commercially reasonable efforts to perform specified forward transition services relating to the Acquired Assets for the period set forth in the TSA. Additionally, during such transition services period, the Company shall use commercially reasonable efforts to perform specified reverse transition services to SunPower. The TSA terminates upon a confirmed Chapter 11 plan of SunPower.

As consideration for the forward transition services provided by SunPower under the TSA, the Company will pay SunPower for the cost of services provided as defined in Annex A to the TSA, including (a) specified license renewal and transfer fees, software license costs, employee costs, costs associated with insurance coverage, costs associated with banking services, certain facility costs, and certain other costs specified in the TSA, plus (b) all actual or necessary costs and out-of-pocket expenses incurred by SunPower in connection with the provision of the transition services, including for time spent by SunPower personnel and contractors in performing the forward transition services as defined in the TSA, plus (c) any additional license fees, consent costs, temporary right-of-use fees, royalties, or other amounts payable to any third party that may be necessary for SunPower to provide the forward transition services. The Company will not receive any fees or remuneration for the reverse transition services provided by the Company to SunPower.

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

We fulfill our customer contracts by engaging with local construction specialists. We manage the customer experience and complete all pre-construction activities prior to delivering build-ready projects including hardware, engineering plans, and building permits to its builder partners. We manage and coordinate this process through our proprietary HelioTrackTM software system. We impaired the value of our HelioTrackTM software as this software has no future use following the completion of the migration to software acquired as part of the SunPower acquisition. Refer to Note 20 – Subsequent Events in our unaudited condensed consolidated financial statements for a further description of the SunPower acquisition.

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

As of December 31, 2023, we had sold all the shares of Maxeon and recorded a loss of $4.2 million attributable to the sale of this investment.

Below, we have discussed our historical results of continuing operations which excludes product revenues and related metrics of our solar panel business, as all results of operations associated with the solar panel business have been presented as discontinued operations, unless otherwise noted.

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

Other Expense, Net

Other expense, net consists of loss on issuance and remeasurement of derivative liability, changes in the fair value of forward purchase agreements and warrant liabilities, loss on the conversion of two SAFE Agreements to shares of common stock, and other costs.

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

We believe that policies associated with our revenue recognition, product warranties, inventory excess and obsolescence, allowance for credit losses, and stock-based compensation have the greatest impact on our unaudited condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

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

Allowance for Credit Losses

We maintain an allowance for credit losses for estimated losses inherent in our accounts receivable portfolio. We apply judgment in estimating the required allowance by considering historical losses adjusted to take into account current market conditions and our customers’ financial condition, the amount of receivables in dispute, the current receivables aging and our customers’ payment patterns.

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

We estimate the grant-date fair value of stock options using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock prior to the Mergers, the expected term of the option, the expected volatility of the price of our common stock and expected dividend yield. We determine these inputs as follows:

●	Expected Term - Expected term represents the period that our stock-based awards are expected to be outstanding and is determined using the simplified method.

●	Expected Volatility - Expected volatility is estimated by studying the volatility of comparable public companies for similar terms.

●	Expected Dividend - The Black-Scholes valuation model calls for a single expected dividend yield as an input. We have never paid dividends and have no plans to pay dividends.

●	Risk-Free Interest Rate - We derive the risk-free interest rate assumption from the U.S. Treasury’s rates for the U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued.

If any assumptions used in the Black-Scholes option pricing model change significantly, stock-based compensation for future awards may differ materially compared to the awards granted previously. For the thirteen-week periods ended September 29, 2024 and October 1, 2023, stock-based compensation expense was $1.5 million and $2.1 million, respectively, of which zero and $0.5 million, respectively, related to discontinued operations. For the thirty-nine-week periods ended September 29, 2024 and October 1, 2023, stock-based compensation expense was $4.1 million and $4.2 million, respectively, of which zero and $1.8 million, respectively, related to discontinued operations. As of September 29, 2024, we had approximately $19.6 million of total unrecognized stock-based compensation expense related to stock options.

Recent Accounting Pronouncements

A discussion of recently issued accounting standards applicable to Complete Solaria is described in Note 2 - Summary of Significant Accounting Policies, in the accompanying notes to the unaudited condensed consolidated financial statements.

Results of Operations

Thirteen weeks ended September 29, 2024 compared to the thirteen weeks ended October 1, 2023

The following table sets forth our unaudited statements of operations data for the thirteen weeks ended September 29, 2024 and October 1, 2023. We have derived this data from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The results of historical periods are not necessarily indicative of the results of operations for any future period.

(in thousands)	Thirteen Weeks Ended September 29, 2024	Thirteen Weeks Ended October 1, 2023	$ Change	% Change
Revenues	$5,536	$24,590	$(19,054)	(77)%
Cost of revenues(1)	8,693	18,354	(9,661)	(53)%
Gross (loss) profit	(3,157)	6,236	(9,393)	(151)%
Gross margin %	(57)%	25%
Operating expenses:
Sales commissions	7,270	8,755	(1,485)	(17)%
Sales and marketing(1)	1,093	2,214	(1,121)	(51)%
General and administrative(1)	18,450	6,345	12,105	191%
Total operating expenses	26,813	17,314	9,499	55%
Loss from continuing operations	(29,970)	(11,078)	(18,892)	171%
Interest expense(2)	(2,338)	(1,902)	(436)	23%
Interest income	86	9	77	856%
Other expense, net(3)	(65,684)	(38,003)	(27,681)	73%
Gain on extinguishment of debt	19,948	—	19,948	*
Net loss from continuing operations before taxes	(77,958)	(50,974)	(26,984)	53%
Income tax benefit (provision)	—	1	(1)	(100)%
Net loss from continuing operations	$(77,958)	$(50,973)	$(26,985)	53%

*	Percentage not meaningful.

(1)	Includes stock-based compensation expense as follows (in thousands):

	Thirteen Weeks Ended September 29, 2024	Thirteen Weeks Ended October 1, 2023
Cost of revenues	$49	$20
Sales and marketing	196	143
General and administrative	1,271	1,416
Stock-based compensation from continuing operations	1,516	1,579
Stock-based compensation expense included in discontinued operations	—	535
Total stock-based compensation expense	$1,516	$2,114

(2)	Includes interest expense to related party of $1.0 million and less than $0.1 million during the thirteen weeks ended September 29, 2024 and October 1, 2023, respectively.

(3)	Includes expense of $12.0 million and $36.9 million attributed to related parties during the thirteen weeks ended September 29, 2024 and October 1, 2023, respectively.

Revenues

We disaggregate our revenues based on the following types of services (in thousands):

	Thirteen Weeks Ended	Thirteen Weeks Ended
	September 29, 2024	October 1, 2023	$ Change	% Change
Solar energy system installations	$5,536	$23,915	$(18,379)	(77)%
Software enhanced services	—	675	(675)	(100)%
Total revenue	$5,536	$24,590	$(19,054)	(77)%

Revenues from solar energy system installations for the thirteen weeks ended September 29, 2024 were $5.5 million compared to $23.9 million for the thirteen weeks ended October 1, 2023. The decrease in solar energy system installation revenues of $18.4 million was primarily due to a decrease in the volume of solar energy system installations.

Revenues from software enhanced services for the thirteen weeks ended September 29, 2024 were zero compared to $0.7 million for the thirteen weeks ended October 1, 2023. The decrease was the result of a shift in focus towards solar energy installations.

Cost of Revenues

Cost of revenues for the thirteen weeks ended September 29, 2024 was $8.7 million compared to $18.4 million for the thirteen weeks ended October 1, 2023. The decrease in cost of revenues of $9.7 million, or 53%, was primarily due to the decrease in revenue of 77% and emphasis on managing costs.

Gross Margin

Gross margin for the thirteen weeks ended September 29, 2024 was negative 57% compared to 25% for the thirteen weeks ended October 1, 2023. The decline in the gross margin was principally attributable to the decrease in revenues, certain fixed costs included within cost of revenues, and write-offs of inventory.

Sales Commissions

Sales commissions for the thirteen weeks ended September 29, 2024 were $7.3 million compared to $8.8 million for the thirteen weeks ended October 1, 2023. The decrease of $1.5 million, or 17%, was primarily due to the decrease in revenues.

Sales and Marketing

Sales and marketing expense for the thirteen weeks ended September 29, 2024 was $1.1 million compared to $2.2 million for the thirteen weeks ended October 1, 2023. The decrease is attributable to a reduction in workforce.

General and Administrative

General and administrative costs for the thirteen weeks ended September 29, 2024 was $18.5 million compared to $6.3 million for the thirteen weeks ended October 1, 2023. The increase was primarily attributed to the impairment of our proprietary HelioTrackTM software system, an increase in accounts receivable reserve, and recognition of the Ayna warrants expense during the period.

Interest Expense

Interest expense was $2.3 million for the thirteen weeks ended September 29, 2024 compared to $1.9 million for the thirteen weeks ended October 1, 2023. The increase of $0.4 million was due to an increase in interest expense arising from our convertible notes of $2.2 million, partially offset with the decrease of $1.8 million in interest expense due to the termination of the CS Solis debt, SCI Revolving Loan, and 2018 Bridge Loan.

Other Expense, Net

Other expense, net for the thirteen weeks ended September 29, 2024, decreased by $27.7 million compared to the thirteen weeks ended October 1, 2023. Other expense, net in the thirteen weeks ended September 29, 2024 was expense of $65.7 million and was comprised of $62.6 million related to the recognition of a derivative liability and subsequent change in fair value, $6.0 million of expense arising from changes in the fair value of warrants issued for our common stock, $3.8 million of other financing costs, $0.9 million expense arising from the change in the fair value of a SAFE Agreement and $0.1 million of other expenses, partially offset by $7.7 million of income related to changes in the fair value of our forward purchase agreements.

Other expense, net for the thirteen weeks ended October 1, 2023 was expense of $38.0 million and was principally comprised of $35.5 million of expense related to the issuance of common stock in connection with our forward purchase agreements, the loss on extinguishment of debt in CS Solis of $10.3 million, $6.7 million of expense related to changes in the fair value of our forward purchase agreements, and $2.4 million expense related to the issuance of bonus shares in connection with the Mergers, partially offset by $16.9 million of income related to changes in the fair value of warrant liabilities.

Gain on Extinguishment of Debt

The gain on extinguishment of debt arose from the exchange of certain of our debt obligations.

Net Loss from Continuing Operations

As a result of the factors discussed above, our net loss from continuing operations for the thirteen-weeks ended September 29, 2024 was $78.0 million, an increase in loss by $27.0 million, as compared to a net loss from continuing operations of $51.0 million for the thirteen-weeks ended October 1, 2023.

Loss from Discontinued Operations

We recognized a loss of zero and $155.9 million in the thirteen weeks ended September 29, 2024 and October 1, 2023, respectively, relating to the divestiture of our solar panel business.

Thirty-nine weeks ended September 29, 2024 compared to the thirty-nine weeks ended October 1, 2023

The following table sets forth our unaudited statements of operations data for the thirty-nine weeks ended September 29, 2024 and the thirty-nine weeks ended October 1, 2023. We have derived this data from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The results of historical periods are not necessarily indicative of the results of operations for any future period.

(in thousands)	Thirty-Nine Weeks Ended September 29, 2024	Thirty-Nine Weeks Ended October 1, 2023	$ Change	% Change
Revenues	$20,068	$66,887	$(46,819)	(70)%
Cost of revenues(1)	21,834	51,788	(29,954)	(58)%
Gross (loss) profit	(1,766)	15,099	(16,865)	(112)%
Gross margin %	(9)%	23%
Operating expenses:
Sales commissions	11,691	23,221	(11,530)	(50)%
Sales and marketing(1)	3,762	5,216	(1,454)	(28)%
General and administrative(1)	29,789	22,965	6,824	30%
Total operating expenses	45,242	51,402	(6,160)	(12)%
Loss from continuing operations	(47,008)	(36,303)	(10,705)	29%
Interest expense(2)	(8,230)	(8,870)	640	(7)%
Interest income	102	26	76	292%
Other expense, net(3)	(66,234)	(28,302)	(37,932)	134%
Gain on extinguishment of debt	19,948	—	19,948	*
Loss from continuing operations before taxes	(101,422)	(73,449)	(27,973)	38%
Income tax benefit (provision)	(11)	1	(12)	(1,200)%
Net loss from continuing operations	$(101,433)	$(73,448)	$(27,985)	38%

*	Percentage not meaningful.

(1)	Includes stock-based compensation expense as follows (in thousands):

	Thirty-Nine Weeks Ended September 29, 2024	Thirty-Nine Weeks Ended October 1, 2023
Cost of revenues	$105	$51
Sales and marketing	490	337
General and administrative	3,491	1,933
Stock-based compensation from continuing operations	4,086	2,321
Stock-based compensation expense included in discontinued operations	—	1,835
Total stock-based compensation expense	$4,086	$4,156

(2)	Includes interest expense to related party of $1.3 million and $0.4 million during the thirty-nine weeks ended September 29, 2024 and October 1, 2023, respectively.

(3)	Includes expense of $15.6 million and $36.9 million attributed to related parties during the thirty-nine weeks ended September 29, 2024 and October 1, 2023, respectively.

Revenues

We disaggregate our revenues based on the following types of services (in thousands):

	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
	September 29, 2024	October 1, 2023	$ Change	% Change
Solar energy system installations	$19,932	$64,511	$(44,579)	(69)%
Software enhanced services	136	2,376	(2,240)	(94)%
Total revenue	$20,068	$66,887	$(46,819)	(70)%

Revenues from solar energy system installations for the thirty-nine weeks ended September 29, 2024 was $19.9 million compared to $64.5 million for the thirty-nine weeks ended October 1, 2023. The decrease in solar energy system installation revenues of $44.6 million was primarily due to a decrease in the volume of solar energy system installations.

Revenues from software enhanced services for the thirty-nine weeks ended September 29, 2024 was $0.1 million compared to $2.4 million for the thirty-nine weeks ended October 1, 2023. The decrease was the result of a shift in focus towards solar energy installations.

Cost of Revenues

Cost of revenues for the thirty-nine weeks ended September 29, 2024 was $21.8 million compared to $51.8 million for the thirty-nine weeks ended October 1, 2023. The decrease in cost of revenues of $30.0 million, or 58%, was primarily due to the decrease in revenue of 70% and emphasis on managing costs.

Gross Margin

Gross margin for the thirty-nine weeks ended September 29, 2024 was negative 9% compared to 23% for the thirty-nine weeks ended October 1, 2023. The decrease in gross margin was principally attributable to a decrease in revenues.

Sales Commissions

Sales commissions for the thirty-nine weeks ended September 29, 2024 was $11.7 million compared to $23.2 million for the thirty-nine weeks ended October 1, 2023. The decrease of $11.5 million, or 50%, was primarily due to the decrease in revenues.

Sales and Marketing

Sales and marketing expense for the thirty-nine weeks ended September 29, 2024 was $3.8 million compared to $5.2 million for the thirty-nine weeks ended October 1, 2023. The decrease is attributable to a decrease in the workforce.

General and Administrative

General and administrative costs for the thirty-nine weeks ended September 29, 2024 was $29.8 million compared to $23.0 million for the thirty-nine weeks ended October 1, 2023. The increase was primarily attributed to the impairment of our proprietary HelioTrackTM software system, an increase in accounts receivable reserve, and recognition of the Ayna warrants expense during the period.

Interest Expense

Interest expense was $8.2 million for the thirty-nine weeks ended September 29, 2024 compared to $8.9 million for the thirty-nine weeks ended October 1, 2023. The decrease was due to a decrease of $2.2 million in interest expense due to the termination of the CS Solis debt, SCI Revolving Loan, and 2018 Bridge Loan, partially offset with the interest expense arising from our convertible notes of $1.5 million.

Other Expense, Net

Other expense, net for the thirty-nine weeks ended September 29, 2024 increased by $37.9 million compared to the thirty-nine weeks ended October 1, 2023. Other expense, net in the thirty-nine weeks ended September 29, 2024 was expense of $66.2 million and was comprised of $62.6 million related to the recognition of a derivative liability and subsequent change in fair value, $3.8 million of other financing costs, $2.1 million of expense incurred on the conversion and changes in the fair value our SAFE Agreements, $2.1 million of expense arising from changes in the fair value of warrants issued for our common stock and $0.5 million of other expenses partially offset by income of $4.9 million related to changes in the fair value of our forward purchase agreements.

Other expense, net for the thirty-nine weeks ended October 1, 2023 was expense of $28.3 million and was comprised of $35.5 million of expense related to the issuance of common stock in connection with our forward purchase agreements, the loss on extinguishment of debt in CS Solis of $10.3 million, $6.7 million of expense related to changes in the fair value of our forward purchase agreements, and $2.4 million expense related to the issuance of bonus shares in connection with the Mergers, partially offset by $26.3 million of income related to changes in fair value of warrant liabilities, and $0.3 million of other income.

Net Loss from Continuing Operations

As a result of the factors discussed above, our net loss from continuing operations for the thirty-nine-weeks ended September 29, 2024 was $101.4 million, an increase in our loss by $28.0 million, as compared to a net loss from continuing operations of $73.4 million for the thirty-nine-weeks ended October 1, 2023.

Gain on Extinguishment of Debt

The gain on extinguishment of debt arose from the exchange of certain of our debt obligations.

Loss from Discontinued Operations

We recognized a loss of $2.0 million and $168.5 million in the thirty-nine weeks ended September 29, 2024 and October 1, 2023, respectively, relating to the divestiture of our solar panel business.

Liquidity and Capital Resources

Since our inception, we have incurred losses and negative cash flows from operations. We incurred a net loss from continuing operations of $78.0 million and $101.4 million during the thirteen weeks and thirty-nine weeks ended September 29, 2024, respectively, and had an accumulated deficit of $458.4 million as of September 29, 2024. We had cash and cash equivalents of $79.5 million, excluding restricted cash of $3.8 million, as of September 29, 2024. Subsequent to September 29, 2024, we used $45.0 million to complete the acquisition of certain assets of SunPower as described in Note 20 – Subsequent Events in our unaudited condensed consolidated financial statements. Although we cannot be certain, we believe this acquisition will have a favorable effect on our operations and cash flows but initially, we expect losses and negative cash flows will continue to be incurred while we assimilate the acquisition and right-size our operations. We believe our operating losses and negative operating cash flows will continue into the foreseeable future. We have financed our operations primarily through sales of equity securities, issuances of convertible notes and other convertible securities and cash generated from operations. Our cash equivalents are on deposit with major financial institutions. Our cash position raises substantial doubt regarding our ability to continue as a going concern for 12 months following the issuance of these unaudited condensed consolidated financial statements.

We will receive the proceeds from any cash exercise of warrants for shares of our common stock. The aggregate amount of proceeds could be up to $257.3 million if all the warrants are exercised for cash. However, to the extent the warrants are exercised on a “cashless basis,” the amount of cash we would receive from the exercise of those warrants will decrease. The Private Warrants and Working Capital Warrants, as so identified in our unaudited condensed consolidated financial statements, may be exercised for cash or on a “cashless basis.” The Public Warrants and the Mergers Warrants may only be exercised for cash provided there is then an effective registration statement registering the shares of common stock issuable upon the exercise of such warrants. If there is not a then-effective registration statement, then such warrants may be exercised on a “cashless basis,” pursuant to an available exemption from registration under the Securities Act. We expect to use any such proceeds for general corporate and working capital purposes, which would increase our liquidity. As of November 15, 2024, the price of our common stock was $1.96 per share. The weighted average exercise price of the warrants was $8.12 as of September 29, 2024. We believe the likelihood that warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the market price of our common stock. If the market price for our common stock remains less than the exercise price, we believe warrant holders will be unlikely to exercise.

Debt Financings

In the thirteen weeks ended September 29, 2024, we entered into an exchange agreement which resulted in the cancellation of our existing debt in exchange for new debt obligations and issued senior notes for cash as described below.

July 2024 Notes

In July 2024, we issued $46.0 million of senior unsecured convertible notes to various lenders, $18.0 million of which were issued to a related party, and another $18.0 million of which were issued in exchange for the cancellation of all indebtedness with Kline Hill and Carlyle (the “July 2024 Notes”). The July 2024 Notes bear interest at 12% per annum and mature on July 1, 2029. The interest rate increases by 3% in the case of an event of default. The July 2024 Notes are convertible into shares of our common stock at the option of the holder at a conversion rate of $1.68 per share. The July 2024 Notes will become immediately due and payable at the option of the holder in the event of default and upon a qualifying change of control event. The conversion option is required to be bifurcated as a derivative liability, and we recorded a derivative liability of $28.7 million on the issuance date with a corresponding debt discount. We additionally issued a warrant to purchase shares of common stock to our broker, as described in Note 12 – Warrants, the Cantor Warrant, with a fair value of $1.4 million. As of September 29, 2024, the carrying amount of the July 2024 Notes was $107.8 million, which reflects a derivative liability of $65.9 million and convertible notes of $70.6 million, less an unamortized debt discount of $28.7 million.

Interest expense recognized on the July 2024 Notes was $0.8 million in the thirteen and thirty-nine weeks ended September 29, 2024 of which $0.5 million was interest expense attributable to a related party.

7% Convertible Senior Notes

In September 2024, we issued $66.8 million of senior unsecured convertible notes to various lenders, $8.0 million of which were issued to a related party (the “September 2024 Notes”). The September 2024 Notes bear interest at 7% per annum and mature on July 1, 2029. The September 2024 Notes are convertible into shares of our common stock at the option of the holder at a conversion rate of $2.14 per share. The September 2024 Notes will become immediately due and payable at the option of the holder in the event of default and upon a qualifying change of control event. The conversion option is required to be bifurcated as a derivative liability, and we recorded a derivative liability of $91.5 million on the issuance date. As the fair value of the derivative liability exceeds the proceeds received, we recorded a corresponding financing loss of $24.7 million and debt discount for $66.8 million. As of September 29, 2024, the carrying amount of the September 2024 Notes was $89.2 million, which reflects a derivative liability of $92.1 million and convertible notes of $66.8 million, less an unamortized debt discount of $69.7 million.

Interest expense recognized on the 7.0% Notes was $0.05 million in the thirteen and thirty-nine weeks ended September 29, 2024.

Forward Purchase Agreements

In July 2023, FACT and Legacy Complete Solaria, Inc. entered into FPAs with each of (i) Meteora; (ii) Polar, and (iii) Sandia (each individually, a “Seller”, and together, the “FPA Sellers”).

Pursuant to the terms of the FPAs, the FPA Sellers may purchase through a broker in the open market, from holders of Shares other than the Company or affiliates thereof, FACT’s ordinary shares, par value of $0.0001 per share, (the “Shares”). While the FPA Sellers have no obligation to purchase any Shares under the FPAs, the aggregate total Shares that may be purchased under the FPAs shall be no more than 6,720,000 in aggregate. The FPA Sellers may not beneficially own greater than 9.9% of issued and outstanding Shares following the Mergers as per the Amended and Restated Business Combination Agreement.

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

We entered into four separate FPAs, three of which, associated with the obligation to issue 6,300,000 Shares, were entered into prior to the closing of the Mergers. Upon signing the FPAs, we incurred an obligation to issue a fixed number of shares to the FPA Sellers contingent upon the closing of the Mergers in addition to the terms and conditions associated with the settlement of the FPAs. We accounted for the contingent obligation to issue shares in accordance with ASC 815 and recorded a liability and Other expense, net based on the fair value upon of the obligation upon the signing of the FPAs. The liability was extinguished in July 2023 upon the issuance of Complete Solaria Common Stock to the FPA sellers.

Additionally, in accordance with ASC 480, we determined that the forward contracts are financial instruments other than shares that represent or are indexed to obligations to repurchase the issuer’s equity shares by transferring assets, referred to herein as the “forward purchase liability” on our unaudited condensed consolidated balance sheets. We initially measured the forward purchase liabilities at fair value and have subsequently remeasured them at fair value with changes in fair value recognized in earnings.

Through the date of issuance of the Complete Solaria Common Stock in satisfaction of our obligation to issue shares around the closing of the Mergers, we recorded $35.5 million to Other expense, net associated with the issuance of 6,720,000 shares of Complete Solaria Common Stock.

As of the closing of the Mergers and issuance of the Complete Solaria Common Stock underlying the FPAs, the fair value of the prepaid FPAs was an asset balance of $0.1 million and was recorded on our unaudited condensed consolidated balance sheets and within Other expense, net on our unaudited condensed consolidated statements of operations and comprehensive loss. Subsequently, the change in the fair value of the forward purchase liabilities amounted to income of $7.7 million for the thirteen weeks ended September 29, 2024, and expense of $4.9 million for the thirty-nine weeks ended September 29, 2024. As of September 29, 2024 and December 31, 2023, the forward purchase agreements balance was an asset of $1.1 million and a liability of $3.8 million, respectively. Of the balances as of September 29, 2024 and December 31, 2023, $0.9 million asset balance and $3.2 million liability balance, respectively, are with related parties. Refer to Note 19 – Related Party Transactions in our unaudited condensed consolidated financial statements for further details.

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

SAFE Agreements

On January 31, 2024, we entered into a simple agreement for future equity (the “First SAFE”) with the Rodgers Massey Freedom and Free Markets Charitable Trust (the “Purchaser”) in connection with the Purchaser investing $1.5 million in the Company. The First SAFE was initially convertible into shares of our common stock, par value $0.0001 per share, upon the initial closing of a bona fide transaction or series of transactions with the principal purpose of raising capital, pursuant to which we would have issued and sold our common stock at a fixed valuation (an “Equity Financing”), at a per share conversion price which was equal to the lower of (i) (a) $53.54 million divided by (b) our capitalization immediately prior to such Equity Financing (such conversion price, the “SAFE Price”), and (ii) 80% of the price per share of our common stock sold in the Equity Financing. If we consummated a change of control prior to the termination of the First SAFE, the Purchaser would have been automatically entitled to receive a portion of the proceeds of such liquidity event equal to the greater of (i) $1.5 million and (ii) the amount payable on the number of shares of our common stock equal to (a) $1.5 million divided by (b)(1) $53.54 million divided by (2) our capitalization immediately prior to such liquidity event (the “Liquidity Price”), subject to certain adjustments as set forth in the First SAFE. The First SAFE was convertible into a maximum of 1,431,297 shares of our common stock, assuming a per share conversion price of $1.05, which is the product of (i) $1.31, the closing price of our common stock on January 31, 2024, multiplied by (ii) 80%.

On February 15, 2024, we entered into a simple agreement for future equity (the “Second SAFE”) with the Purchaser in connection with the Purchaser investing $3.5 million in the Company. The Second SAFE was initially convertible into shares of our common stock upon the initial closing of an Equity Financing at a per share conversion price which was equal to the lower of (i) the Second SAFE Price, and (ii) 80% of the price per share of our common stock sold in the Equity Financing. If we consummated a change of control prior to the termination of the Second SAFE, the Purchaser would have been automatically entitled to receive an amount equal to the greater of (i) $3.5 million and (ii) the amount payable on the number of shares of our common stock equal to $3.5 million divided by the Liquidity Price, subject to certain adjustments as set forth in the Second SAFE. The Second SAFE was convertible into a maximum of 3,707,627 shares of our common stock, assuming a per share conversion price of $0.94, which is the product of (i) $1.18, the closing price of our common stock on February 15, 2024, multiplied by (ii) 80%.

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

On May 13, 2024, we entered into a simple agreement for future equity (the “Third SAFE” and together with the First SAFE and Second SAFE, the “SAFEs”) with the Purchaser in connection with the Purchaser investing $1.0 million in the Company. The Third SAFE is convertible into shares of our common stock upon the initial closing of an Equity Financing at a per share conversion price which is equal to 50% of the price per share of our common stock sold in the Equity Financing. If we consummate a change of control prior to the termination of the Third SAFE, the Purchaser will be automatically entitled to receive a portion of the proceeds of such liquidity event equal to $1.0 million, subject to certain adjustments as set forth in the Third SAFE. The Third SAFE is convertible into a maximum of 2,750,000 shares of our common stock, assuming a per share conversion price of $0.275, which is the product of (i) $0.55, the closing price of our common stock on May 13, 2024, multiplied by (ii) 50%.

Common Stock Purchase Agreement

On July 16, 2024, we entered into a common stock purchase agreement with White Lion Capital, LLC (“White Lion”), as amended on July 24, 2024 (“White Lion SPA”), and a related registration rights agreement for an equity line of credit financing facility. Pursuant to the White Lion SPA, we have the right, but not the obligation, to require White Lion to purchase, from time to time up to $30 million in aggregate gross purchase price of newly issued shares of our common stock, subject to the caps and certain limitations and conditions set forth in the White Lion SPA, including terms that restrict our ability to issue shares of common stock to White Lion that would result in White Lion beneficially owning more than 9.99% of our outstanding common stock.

On August 14, 2024, we entered into Amendment No. 2 to the White Lion SPA (collectively with the White Lion SPA “White Lion Amended SPA”). The White Lion Amended SPA provides that we may notify White Lion to exercise our right to sell shares of our common stock by delivering an Hour Rapid Purchase Notice (as defined in the White Lion Amended SPA). If we deliver an Hour Rapid Purchase Notice, we shall deliver to White Lion shares of our common stock not to exceed the lesser of (i) five percent of the Average Daily Trading Volume (as defined in the White Lion SPA) on the date of an Hour Rapid Purchase Notice and (ii) 100,000 shares of common stock. The closing of the transactions under an Hour Rapid Purchase Notice will occur one Business Day (as defined in White Lion Amended SPA following the date on which the Hour Rapid Purchase Notice is delivered. At such closing, White Lion will pay us the Hour Rapid Purchase Investment Amount (as defined in White Lion Amended SPA) equal to the number of shares of common stock subject to the applicable Hour Rapid Purchase Notice multiplied by the lowest traded price of our common stock during the one-hour period following White Lion’s consent to the acceptance of the applicable Hour Rapid Purchase Notice. Under the White Lion Amended SPA, we issued a total of 2.8 million shares of common stock for net proceeds of $6.1 million during the period ended September 29, 2024.

Cash Flows for the Thirty-Nine Weeks Ended September 29, 2024 and October 1, 2023

The following table summarizes Complete Solaria’s cash flows from operating, investing, and financing activities, excluding foreign currency translation adjustment, for the thirty-nine weeks ended September 29, 2024 and October 1, 2023 (in thousands):

	Thirty-Nine Weeks Ended
	September 29, 2024	October 1, 2023
Net cash used in operating activities from continuing operations	$(29,111)	$(47,152)
Net cash provided by operating activities from discontinued operations	—	190
Net cash used in investing activities from continuing operations	(1,044)	(1,534)
Net cash provided by financing activities from continuing operations	107,060	45,575
Net increase in cash, cash equivalents and restricted cash from discontinued operations	—	190
Net increase (decrease) in cash, cash equivalents and restricted cash	76,927	(2,897)

Cash Flows from Operating Activities

Net cash used in operating activities from continuing operations of $29.1 million for the thirty-nine weeks ended September 29, 2024 was primarily due to the net loss from continuing operations, net of tax of $101.4 million, partially offset by non-cash adjustments of $70.8 million and net cash inflows of $1.5 million from changes in our operating assets and liabilities. Non-cash adjustments in our operating results consisted of $62.6 million arising from the issuance and subsequent change in fair value of derivative liabilities in connection with our convertible notes issued and outstanding, $5.4 million of expense in connection with warrants issued for vendor services, $3.1 million of expense related to changes in provision for credit losses, $4.1 million of stock-based compensation expense, $3.7 million of loss on impairment of assets, $3.9 million of expense in accretion of interest attributable to the CS Solis debt, $3.8 million of other noncash financing costs, $1.9 million of non-cash interest expense, $1.3 million of loss arising from the conversion of two SAFE Agreements to shares of our common stock, $1.0 million of depreciation and amortization, $0.9 million of expense related to changes in the fair value of the SAFE Agreements, $2.1 million of loss from the changes in the fair value of our warrant liabilities, $1.4 million of debt issuance costs, $0.5 million of lease expense and $0.1 million provision for excess and obsolete inventory. These adjustments were partially offset by a $19.9 million gain on extinguishment of debt, $4.9 million of income related to changes in fair value of our forward purchase agreements. The main drivers of net cash inflows derived from the changes in operating assets and liabilities were related to a decrease in accounts receivable, net of $14.7 million and a decrease in inventories of $2.4 million, partially offset by a decrease in accounts payable of $8.5 million, an increase in prepaid and other current assets of $3.2 million, a decrease in deferred revenue of $1.4 million, a decrease in accrued expenses and other liabilities of $1.6 million, and a decrease in operating lease liabilities of $0.9 million.

Net cash used in operating activities from continuing operations of $47.2 million for the thirty-nine weeks ended October 1, 2023 was primarily due to the net loss from continuing operations, net of tax of $73.4 million and net cash outflows of $18.8 million from changes in our operating assets and liabilities, adjusted for non-cash charges of $45.1 million. Non-cash charges primarily consisted of $35.5 million for the issuance of common stock in connection with our forward purchase agreements, $10.3 million loss on CS Solis debt extinguishment, $6.7 million of expense related to changes in fair value of our forward purchase agreements, $4.3 million of expense due to changes in allowance for credit losses, $4.0 million of interest expense, $2.5 million of expense due to accretion of long-term debt in CS Solis, $2.4 million related to the issuance of bonus common stock shares in connection with the Mergers, $2.3 million of stock-based compensation expense, and $2.1 million relating to the change in reserve for excess and obsolete inventory, partially offset by a decrease in the fair value of warrant liabilities of $26.3 million. The main drivers of net cash outflows derived from the changes in operating assets and liabilities were related to an increase in accounts receivable, net of $11.8 million, an increase in prepaid expenses and other current assets of $8.3 million, an increase in inventory of $3.9 million, and a decrease in deferred revenue of $1.8 million, partially offset by an increase in accounts payable of $4.4 million, an increase in accrued expenses and other current liabilities of $1.6 million and a decrease in other noncurrent assets of $1.1 million.

The net increase in cash, cash equivalents and restricted cash from discontinued operations of $0.2 million for the thirty-nine weeks ended October 1, 2023 was entirely attributable to net cash provided by operating activities from discontinued operations. This increase was primarily due to the net loss from discontinued operations, net of tax of $168.5 million, adjusted for non-cash charges of $152.9 million and net cash inflows of $15.8 million from changes in our operating assets and liabilities. Non-cash charges primarily consisted of impairment of goodwill of $119.4 million, impairment of intangible assets of $28.1 million, depreciation and amortization expense of $2.4 million, stock-based compensation expense of $1.8 million and a $1.1 million change in allowance for credit losses. The main drivers of net cash inflows derived from the changes in operating assets and liabilities were related to a decrease in accounts receivable, net of $8.2 million, an increase in accrued expenses and other current liabilities of $6.0 million, a decrease in long-term deposits of $2.8 million, and a decrease in inventories of $2.3 million, partially offset by a decrease of $2.9 million in accounts payable.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.0 million and $1.5 million for the thirty-nine weeks ended September 29, 2024, and October 1, 2023, respectively, and attributable to additions to internal-use-software.

Cash Flows from Financing Activities

Net cash provided by financing activities of $107.1 million for the thirty-nine weeks ended September 29, 2024 was primarily due to $94.7 million in net proceeds from the issuance of convertible notes, inclusive of $26.0 million from a related party, $6.1 million in net proceeds from the issuance of shares of our common stock from White Lion and $6.0 million in net proceeds from the issuance of SAFE Agreements, and $0.6 million of proceeds from the exercise of common stock options, partially offset by $0.3 million repayment of notes payable.

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

Complete Solaria is an “emerging growth company” as defined in Section 2(a) of the Securities Act and has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. Following the closing of the Mergers, our Post-Combination Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which we has total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1.0 billion in non-convertible debt in the prior three-year period, or (iv) December 31, 2025. Complete Solaria expects to continue to take advantage of the benefits of the extended transition period, although it may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks in the ordinary course of our business. The Company monitors and manages these financial exposures as an integral part of its overall risk management program.

Interest Rate Risk

We do not have significant exposure to interest rate risk that could affect the balance sheet, statement of operations, and the statement of cash flows, as we do not have any outstanding variable rate debt as of September 29, 2024.

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

As of September 29, 2024 and December 31, 2023, three financing entities accounted for 10% or more of the total accounts receivable, net balance.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 29, 2024, our Disclosure Controls were not effective due to a material weakness in our internal control over financial reporting as disclosed below.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information with respect to legal proceedings is set forth under Note 17 - Commitments and Contingencies, in the accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

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

We have incurred losses and may be unable to achieve or sustain profitability in the future.*

We have incurred net losses in the past and had an accumulated deficit of $458.4 million as of September 29, 2024. We will continue to incur net losses as spending increases to finance the expansion of operations, installation, engineering, administrative, sales and marketing staffs, spending increases on brand awareness and other sales and marketing initiatives and implement internal systems and infrastructure to support the company’s growth. We do not know whether revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on results of operations. Our ability to achieve profitability depends on a number of factors, including but not limited to:

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

As of September 29, 2024, a substantial portion of our installations were in California. We expect much of its near-term future growth to occur in California, further concentrating our customer base and operational infrastructure. Accordingly, our business and operations results are particularly susceptible to adverse economic, regulatory, pollical, weather, and other conditions in this market and other markets that may become similarly concentrated. We may not have adequate insurance, including business interruption insurance, to compensate for losses that may occur from any such significant events. A significant natural disaster could have a material adverse impact on our business, results of operations and financial condition. In addition, acts of terrorism or malicious computer viruses could cause disruptions in our business, our partners’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of installations or the deployment of solar service offerings, our business, results of operations and financial condition would be adversely affected.

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

The residential solar energy industry is constantly evolving, which makes it difficult to evaluate our prospects. We cannot be certain if historical growth rates reflect future opportunities, or its anticipated growth will be realized. The failure of distributed residential solar energy to achieve, or its being significantly delayed in achieving, widespread adoption could have a material adverse effect on our business, financial condition and results of operations.

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

Global pandemics or fear of spread of contagious diseases, such as Ebola virus disease (EVD), coronavirus disease 2019 (COVID-19), Middle East respiratory syndrome (MERS), severe acute respiratory syndrome (SARS), H1N1 flu, H7N9 flu, avian flu and monkeypox, as well as hurricanes, earthquakes, tsunamis, or other natural disasters could disrupt our business operations, reduce or restrict operations and services, incur significant costs to protect its employees and facilities, or result in regional or global economic distress, which may materially and adversely affect business, financial condition, and results of operations. Actual or threatened war, terrorist activities, political unrest, civil strife, future disruptions in access to bank deposits or lending commitments due to bank failures and other geopolitical uncertainty could have a similar adverse effect on our business, financial condition, and results of operations. On February 24, 2022, the Russian Federation launched an invasion of Ukraine that has had an immediate impact on the global economy resulting in higher energy prices and higher prices for certain raw materials and goods and services which in turn is contributing to higher inflation in the U.S. and other countries across the globe with significant disruption to financial markets. We have outsourced product development and software engineering in Ukraine, and we may potentially indirectly be adversely impacted any significant disruption it has caused and may continue to escalate. Similarly, the current armed conflict in Israel and the Gaza Strip may impact our operations. Any one or more of these events may impede our operation and delivery efforts and adversely affect sales results, or even for a prolonged period of time, which could materially and adversely affect our business, financial condition, and results of operations. We cannot predict the full effects the supply chain constraints will have on our business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties.

We depend on a limited number of customers and sales contracts for a significant portion of revenues, and the loss of any customer or cancellation of any contract may cause significant fluctuations or declines in revenues.

In the thirty-nine weeks ended September 29, 2024, no customer accounted for more than 10% of our revenues. In 2023, our top customer accounted for 55% of our total revenues, while in 2022 another customer accounted for 47% of our total revenues from continuing operations. As a result of customer concentration, our financial performance may fluctuate significantly from period to period based, among others, on exogenous circumstances related to its clients. In addition, any one of the following events may materially adversely affect cash flows, revenues and results of operations:

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

We may not realize the anticipated benefits of past or future acquisitions, including the transactions under the SunPower APA, and integration of these acquisitions may disrupt our business.*

In November 2022, we acquired The Solaria Corporation (“Solaria”), after which Complete Solar was renamed “Complete Solaria, Inc.” In October 2023, we sold the solar panel assets of Solaria, including intellectual property and customer contracts, to Maxeon Solar Technologies, Ltd., which resulted in an impairment loss of $147.5 million and loss on disposal of $1.8 million. Also, in July 2024, we acquired selected assets of Core Energy. On August 5, 2024, we entered into an Asset Purchase Agreement (the “APA”) among the Company, SunPower Corporation and its direct and indirect subsidiaries (collectively “SunPower”) providing for the sale and purchase of certain assets relating to SunPower’s Blue Raven Solar business and certain assets relating to the new homes and non-installing dealer network activities previously operated by SunPower (the “Acquired Assets”). The APA was entered into in connection with a voluntary petition filed by SunPower under Chapter 11 of the United States Code, 11 U.S.C.§§ 101-1532 (“Bankruptcy Code”). The sale by SunPower was approved on September 23, 2024, by the United States Bankruptcy Court for the District of Delaware. The Company completed the acquisition of the Acquired Assets effective September 30, 2024 in consideration for a cash purchase price of $45.0 million.

In addition to these transactions, in the future, we may acquire additional companies, project pipelines, products, or technologies, or enter into joint ventures or other strategic initiatives.

Additionally, our ability as an organization to integrate acquisitions, including with respect to the assets acquired under the APA with SunPower (the “SunPower Acquisition”), is unproven. We may not realize the anticipated benefits of our acquisitions or any other future acquisition or the acquisition may be viewed negatively by customers, financial markets or investors.

The SunPower Acquisition and other acquisitions have numerous risks, including, but not limited to, the following:

●	difficulty in assimilating the operations and personnel of the acquired company;

●	difficulty or inability to fund or finance the expanded business operations that result from an acquisition or to satisfy liabilities or obligations acquired by the Company in connection with such transactions;

●	difficulty in maintaining controls, procedures and policies during the transition and integration;

●	disruption of ongoing business and distraction of management and employees from other opportunities and challenges due to integration issues;

●	difficulty integrating the acquired company’s accounting, management information and other administrative systems;

●	inability to retain key technical and managerial personnel of the acquired business;

●	inability to retain key customers, vendors, and other business partners of the acquired business;

●	inability to achieve the financial and strategic goals for the acquired and combined businesses;

●	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact operating results;

●	failure of due diligence processes to identify significant issues with product quality, legal and financial liabilities, among other things;

●	inability to assert that internal controls over financial reporting are effective; and

●	inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions.

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

Consumer personal privacy and data security have become significant issues and the subject of rapidly evolving regulation in the U.S. Furthermore, federal, state and local government bodies or agencies have in the past adopted, and may in the future adopt, more laws and regulations affecting data privacy. For example, the state of California enacted the California Consumer Privacy Act of 2018 (“CCPA”), and California voters recently approved the California Privacy Rights Act (“CPRA”). The CCPA creates individual privacy rights for consumers and places increased privacy and security obligations on entities handling the personal data of consumers or households. The CCPA went into effect in January 2020, and it requires covered companies to provide new disclosures to California consumers, provides such consumers, business-to-business contacts and employees new ways to opt-out of certain sales of personal information, and allows for a new private right of action for data breaches. The CPRA modifies the CCPA and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. The CCPA and the CPRA may significantly impact Complete Solaria’s business activities and require substantial compliance costs that adversely affect its business, operating results, prospects and financial condition. To date, we have not experienced substantial compliance costs in connection with fulfilling the requirements under the CCPA or CPRA. However, we cannot be certain that compliance costs will not increase in the future with respect to the CCPA and CPRA or any other recently passed consumer privacy regulation.

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

Our quarterly and annual operating results and its ability to grow are difficult to predict and may fluctuate significantly. We have experienced seasonal and quarterly fluctuations in the past and expect to experience such fluctuations in the future. In addition to the other risks described in this “Risk Factors” section, the following factors could cause operating results to fluctuate:

●	expiration or initiation of any governmental rebates or incentives;

●	significant fluctuations in customer demand for our solar energy services, solar energy systems and energy storage systems, including as a result of changes in interest rates;

●	our dealers’ ability to complete installations in a timely manner;

●	our and our dealers’ ability to gain interconnection permission for an installed solar energy system from the relevant utility;

●	the availability, terms and costs of suitable financing;

●	the amount, timing of sales and potential decreases in value of Solar Renewable Energy Certificates (“SRECs”);

●	our ability to continue to expand its operations and the amount and timing of expenditures related to this expansion;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;

●	changes in our pricing policies or terms or those of competitors, including centralized electric utilities;

●	actual or anticipated developments in competitors’ businesses, technology or the competitive landscape; and

●	natural disasters or other weather or meteorological conditions.

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

However, such policies do not cover all potential losses, and coverage is not always available in the insurance market on commercially reasonable terms. In addition, we may have disagreements with insurers on the amount of recoverable damages and the insurance proceeds received for any loss of, or any damage to, any of our assets may be claimed by lenders under financing arrangements or otherwise may not be sufficient to restore the loss or damage without a negative impact on its results of operations. Furthermore, the receipt of insurance proceeds may be delayed, requiring us to use cash or incur financing costs in the interim. To the extent our experiences covered losses under its insurance policies, the limit of our coverage for potential losses may be decreased or the insurance rates it has to pay increased. Furthermore, the losses insured through commercial insurance are subject to the credit risk of those insurance companies. While we believe our commercial insurance providers are currently creditworthy, we cannot assure such insurance companies will remain so in the future.

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

Our management has identified conditions that raise substantial doubt about our ability to continue as a going concern.*

Since our inception, we have incurred losses and negative cash flows from operations. We incurred net losses from continuing operations of $101.4 million and $96.2 million, during the thirty-nine week period ended September 29, 2024 and the fiscal year ended December 31, 2023, respectively, and had an accumulated deficit of $458.4 million and debt and derivative liabilities totaling $202.0 million as of September 29, 2024. We had cash and cash equivalents of $79.5 million, excluding restricted cash of $3.8 million, as of September 29, 2024, of which we used $45.0 million in the acquisition of certain assets of SunPower subsequent to September 29, 2024 and the remaining balance was held for working capital expenditures. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern requires that we obtain sufficient funding to meet our obligations and finance our operations.

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

We had cash and cash equivalents of $79.5 million, excluding restricted cash of $3.8 million, as of September 29, 2024. Subsequent to September 29, 2024, we used $45.0 million for the acquisition of certain assets of SunPower. Our cash position raises substantial doubt regarding our ability to continue as a going concern for 12 months after the consolidated financial statements issuance. We will require substantial additional capital to continue operations. Such additional capital might not be available when we need it, and our actual cash requirements might be greater than anticipated. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders, and our financial condition, results of operations, business and prospects could be materially and adversely affected.

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

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.*

We have not complied in the past, and we may not be able to comply in the future, with the continued listing standards of Nasdaq. On April 16, 2024, we received written notice (“NASDAQ Notice”) from Nasdaq notifying us that we were not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Market. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. We had 180 calendar days to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock was required to be at least $1.00 per share for a minimum of ten consecutive business days before October 14, 2024. We subsequently satisfied this requirement and on June 3, 2024, we received written notice from the Nasdaq notifying the Company that it had regained compliance with the minimum bid price requirement.

Also on April 16, 2024, we received a letter (“NASDAQ Letter”) from the staff at Nasdaq notifying us that, for the 30 consecutive trading days prior to the date of the NASDAQ Letter, our common stock had traded at a value below the minimum $50,000,000 “Market Value of Listed Securities” (“MVLS”) requirement set forth in Nasdaq Listing Rule 5450(b)(2)(A), which is required for continued listing of our common stock on The Nasdaq Global Market. In accordance with Nasdaq listing rule 5810(c)(3)(C), we had 180 calendar days, or until October 14, 2024, to regain compliance. The NASDAQ Letter notes that to regain compliance, our common stock must trade at or above a level such that our MVLS closes at or above $50,000,000 for a minimum of ten consecutive business days during the compliance period, which ended October 14, 2024. The Company believes it has satisfied the requirements of the NASDAQ Letter prior to the deadline. The Nasdaq staff has not provided written notice that the Company has regained compliance with this requirement.

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

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.*

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including 12% Notes and the 7% Notes (collectively, the “Convertible Senior Notes”), depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Convertible Senior Notes.

The conversion features of the Convertible Senior Notes may adversely affect our financial condition and operating results.*

The holders of Convertible Senior Notes will be entitled to convert their notes at and during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), at maturity we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

Certain provisions in the indentures governing the Convertible Senior Notes may delay or prevent an otherwise beneficial takeover attempt of us.*

Certain provisions in the indentures governing the Convertible Senior Notes may make it more difficult or expensive for a third party to acquire us. For example, the indentures governing the Convertible Senior Notes will require us to repurchase the Convertible Senior Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the Convertible Senior Notes and/or increase the conversion rate, which could make it costlier for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

Conversion of the Convertible Senior Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.*

The conversion of some or all of the Convertible Senior Notes may dilute the ownership interests of our stockholders. Upon conversion of the Convertible Senior Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Senior Notes may encourage short selling by market participants because the conversion of the Convertible Senior Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Senior Notes into shares of our common stock could depress the price of our common stock.

The accounting method for the Convertible Senior Notes could adversely affect our reported financial condition and results.*

The accounting method for reflecting the Convertible Senior Notes on our balance sheet, accruing interest expense for the Convertible Senior Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

In August 2020, the Financial Accounting Standards Board (“FASB”) published Accounting Standards Update (“ASU”) 2020-06 (“ASU 2020-06”), which simplified certain of the accounting standards that apply to convertible notes. ASU 2020-06 eliminated the cash conversion and beneficial conversion feature modes used to separately account for embedded conversion features as a component of equity. Instead, an entity would account for convertible debt or convertible preferred stock securities as a single unit of account, unless the conversion feature requires bifurcation and recognition as derivatives. Additionally, the guidance requires entities to use the “if-converted” method for all convertible instruments in the diluted earnings per share calculation and to include the effect of potential share settlement for instruments that may be settled in cash or shares. ASU 2020-06 became effective for us beginning on January 1, 2022.

In addition, we expect that the shares of common stock underlying the Convertible Senior Notes will be reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under that method, diluted earnings per share would generally be calculated assuming that all the Convertible Senior Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share to the extent we are profitable in the future, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.

Furthermore, if any of the conditions to the convertibility of the Convertible Senior Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Convertible Senior Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders or holders of affiliate notes convert their notes or affiliate notes, respectively, following the satisfaction of those conditions and could materially reduce our reported working capital.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

[None].

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

[None].

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

[None].

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
2.1	Amended and Restated Business Combination Agreement, dated as of May 26, 2023, by and among Freedom Acquisition I Corp., Jupiter Merger Sub I Corp., Jupiter Merger Sub II LLC, Complete Solar Holding Corporation, and The Solaria Corporation	S-4	333-269674	2.1	May 30, 2023

2.2	Agreement and Plan of Merger, dated as of October 3, 2022, by and between Complete Solar Holding Corporation, Complete Solar Midco, LLC, Complete Solar Merger Sub, Inc., The Solaria Corporation, and Fortis Advisors LLC	S-4	333-269674	2.4	February 10, 2023

2.3	Asset Purchase Agreement dated September 19, 2023, by and among Complete Solaria, Inc., SolarCA, LLC, and Maxeon Solar Technologies, Ltd.	8-K	001-40117	2.1	2023-09-21

3.1	Certificate of Incorporation of Complete Solaria	8-K	001-40117	3.1	2023-07-21

3.2	Bylaws of Complete Solaria	8-K	001-40117	3.2	2023-07-21

4.1	Form of Replacement Warrant	8-K	001-40117	4.1	2023-10-12

4.2	Form of First Amendment to Replacement Warrant	8-K	001-40117	4.2	2023-10-12

4.3	Amended and Restated Registration Rights Agreement, dated July 18, 2023, by and among the Company and certain other stockholders party thereto	8-K	001-40117	4.1	2023-07-24

4.4	Warrant Agreement, dated February 25, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-40117	4.1	2021-03-2

4.5	Indenture, dated September 16, 2024, between the Company and U.S. Bank Trust Company, National Association	8-K	001-40117	4.1	2024-09-26

4.6	Form of 7.0% Convertible Senior Note due 2029	8-K	001-40117	4.2	2024-09-26

10.1	Form of Note Purchase Agreement	8-K	001-40117	10.1	2024-09-26

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date

10.2	Exchange Agreement, dated July 1, 2024.	8-K/A	001-40117	10.1	2024-07-09

10.3	Form of Convertible Note, dated July 1, 2024.	8-K/A	001-40117	10.2	2024-07-09

10.4	Form of Convertible Note Purchase Agreement, dated July 1, 2024.	8-K/A	001-40117	10.3	2024-07-09

	Form of Polar Third Amendment to Forward Purchase Agreement	8-K	001-40117	10.1	2024-07-23

10.5	Common Stock Purchase Agreement, dated July 16, 2024, by and between the Company and White Lion.	8-K	001-40117	10.1	2024-07-17

10.6	Amendment No. 1 to Common Stock Purchase Agreement, effective July 24, 2024, between the Company and White Lion.	8-K	001-40117	10.1	2024-07-26

10.7	Amendment No. 2 to Common Stock Purchase Agreement, dated August 14, 2024, between the Company and White Lion	8-K	001-40117	10.1	2024-08-20

10.8	Registration Rights Agreement, dated July 16, 2024, by and between the Company and White Lion.	8-K	001-40117	10.2	2024-07-17

10.9	OTC Equity Prepaid Forward Transaction Third Amendment, dated as of July 17, 2024, by and between Polar Multi-Strategy Master Fund and the Company	POS AM	333-273820	10.47	2024-07-19

10.10	Asset Purchase Agreement, dated as of August 5, 2024, by and among the Company, SunPower Corporation and its subsidiaries named therein.	8-K	001-40117	10.1	2024-08-06

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Inline XBRL Document Set for the consolidated condensed financial statements and accompanying notes in Consolidated Condensed Financial Statements and Supplemental Details

104*	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101

*	Filed herewith
**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Complete Solaria, Inc.

Date: November 18, 2024	By:	/s/ Thurman J. Rodgers
Thurman J. Rodgers
Chief Executive Officer and Executive Chairman

Date: November 18, 2024	By:	/s/ Daniel Foley
Daniel Foley
Chief Financial Officer