Form 10-K
period 2024-12-29
Complete Solaria, Inc.
filed 2025-04-30
CIK 1838987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2024.

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 001-40117

COMPLETE SOLARIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	93-2279786
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45700 Northport Loop East, Fremont, California	94538
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 270-2507

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.0001 per share	SPWR	Nasdaq

Redeemable warrants, each whole warrant exercisable for one common stock	SPWRW	Nasdaq

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

The aggregate market value of registrant’s voting and non-voting common stock held by non-affiliates of registrant on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $36.1 million, based upon the closing sale price of the registrant’s shares of common stock of $1.12 as reported on The Nasdaq Global Market. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of April 28, 2025, 80,165,123 shares of common stock, par value $0.0001 per share, were issued and outstanding.

COMPLETE SOLARIA, INC. AND SUBSIDIARIES

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our and our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example and without limitation, statements about:

●	our direct and indirect exposure to companies in the solar and renewable energy industries that are facing financial difficulties and potential bankruptcies;

●	our ability to grow and manage growth profitably following the closing of the Business Combination and the acquisition of the SunPower Businesses;

●	disruptions in our supply chains and distribution channels, tariffs and trade barriers, export regulations, bank failures, geopolitical conflicts and other macroeconomic conditions on our business and operations, results of operations and financial position;

●	our ability to leverage our acquisition under the asset purchase agreement with SunPower and other acquisitions, including our ability to integrate acquired businesses, to fund and meet the liquidity needs of the acquired businesses, to retain key employees of the acquired businesses, to take advantage of growth opportunities and to realize the expected benefits of such acquisitions;

●	the potential impact of changes to and developments relating to the regulations and policies applicable to our business, customers and the industry;

●	changes in the availability of rebates, tax credits and other incentives;

●	changes impacting the demand for solar solutions from residential customers and small and medium-sized businesses, including changes resulting from the current political climate and also changes in the price of electricity from other sources, including traditional utilities;

●	changes in and the volatility of interest rates;

●	our financial and business performance following the Business Combination and the acquisition of the SunPower Businesses, including financial projections and business metrics, and our ability to manage our costs;

●	changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;

●	our future capital requirements, the sufficiency of our cash, and sources and uses of cash, including cash required to service our current and future borrowings;

●	our ability to obtain funding for our operations and future growth, including in connection with the integration of our acquisitions, and our ability to raise capital and refinance our existing debt;

●	our ability to meet the expectations of new and current customers, and our ability to achieve market acceptance for our products and services, especially in light of the intense competition faced in our industry;

●	our expectations and forecasts with respect to market opportunity and market growth;

●	our expectations and plans relating to cost control efforts (including headcount management and potential reductions) and expectations with respect to when we achieve breakeven operating income;

●	the ability of our products and services to meet customers’ compliance and regulatory needs;

●	our ability to attract and retain qualified employees and management;

●	our ability to develop and maintain our brand and reputation, and our ability to maintain our relationships with key suppliers, installers and build partners;

●	developments and projections relating to our competitors and industry;

●	changes in general economic and financial conditions, inflationary pressures and the resulting impact demand, and our ability to plan for and respond to the impact of those changes;

●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others; and

●	our business, expansion plans and opportunities.

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

SUMMARY RISK FACTORS

●	We have a history of losses that may continue in the future; our management has identified conditions that raise substantial doubt about or ability to continue as a going concern; and we may not achieve profitability or generate positive cash flow.

●	We may need to raise additional funding to finance our operations. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to curtain planned programs or cease operations entirely.

●	We have identified material weaknesses in our internal controls over financial reporting. If we are unable to maintain effective internal controls over financial reporting and disclosure controls and procedures, the accuracy and timeliness of our financial and operating reporting may be adversely affected, and confidence in our operations and disclosures may be lost.

●	Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital.

●	Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.

●	Our business depends in part on the availability of rebates, tax credits and other financial incentives. The expiration, elimination or reduction of these rebates, credits or incentives or the ability to monetize them could adversely impact the business.

●	Macroeconomic conditions in our domestic and international markets, as well as inflation concerns, instability of financial institutions, rising interest rates, and recessionary concerns may adversely affect our industry, business and financial results.

●	Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.

●	We rely on net metering and related policies to offer competitive pricing to customers in many of our current markets and changes to net metering policies may significantly reduce demand for electricity from residential solar energy systems.

●	We utilize a limited number of suppliers of solar panels and other system components to adequately meet anticipated demand for our solar service offerings. Any shortage, delay or component price change from these suppliers or delays and price increases associated with the product transport logistics could result in sales and installation delays, cancellations and loss of market share.

●	Our business substantially focuses on solar service agreements and transactions with residential customers.

●	We have incurred losses and may be unable to achieve or sustain profitability in the future.

●	A material drop in the retail price of utility-generated electricity or electricity from other sources could adversely impact our ability to attract customers, which would harm our business, financial condition, and results of operations.

●	Our growth strategy depends on the widespread adoption of solar power technology.

●	We may not realize the anticipated benefits of past or future acquisitions, including the transactions under the asset purchase agreement with SunPower, and integration of these acquisitions may disrupt our business.

●	Our success depends on the continuing contributions of key personnel, including Thurman J. Rodgers. If we are unable to attract and retain key employees and qualified personnel, our business and prospects could be harmed.

●	Our warranty costs may exceed the warranty reserve.

●	We are subject to legal proceedings and regulatory inquiries and may be named in additional claims or legal proceedings or become involved in regulatory inquiries, all of which are costly, distracting to our core business and could result in an unfavorable outcome or harm our business, financial condition, results of operations or the trading price for our securities.

●	Our directors, executive officers and principal stockholders will continue to have significant influence over our company, which could limit your ability to influence the outcome of key transactions, including a change of control.

●	The trading price of our common stock may be volatile, and you could lose all or part of your investment.

●	If we fail to meet all applicable requirements of Nasdaq and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

●	Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

●	The conversion features of the Convertible Senior Notes may adversely affect our financial condition and operating results.

●	Conversion of the Convertible Senior Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

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

Business Overview

Complete Solaria was formed in November 2022 through the merger of Complete Solar Holding Corporation, a Delaware corporation (“Complete Solar”), and The Solaria Corporation, a Delaware corporation (such entity, “Solaria,” and such transaction, the “Business Combination”). Complete Solaria created a technology platform to offer clean energy products to homeowners by enabling a national network of sales partners and build partners. Our sales partners generate solar installation contracts with homeowners on our behalf. To facilitate this process, we provide the software tools, sales support and brand identity to our sales partners, making them competitive with national providers. This turnkey solution makes it easy for anyone to sell solar. We fulfill our customer contracts by engaging with local construction specialists and using our in-house installation experts. We manage the customer experience and complete all pre-construction activities prior to delivering build-ready projects including hardware, engineering plans, and building permits to our builder partners and in-house teams.

In October 2023, we sold solar panel assets of The Solaria Corporation, including intellectual property and customer contracts to Maxeon Solar Technologies, Ltd. (“Maxeon”) pursuant to the terms of an asset purchase agreement (the “Disposal Agreement”). Under the terms of the Disposal Agreement, Maxeon agreed to acquire certain assets and employees of Complete Solaria for an aggregate purchase price of approximately $11.0 million consisting of 1,100,000 shares of Maxeon ordinary shares.

We expect to continue making acquisitions and entering into strategic partnerships as part of our long-term business strategy. For example, on August 5, 2024, Complete Solaria entered into an Asset Purchase Agreement (the “APA”) among Complete Solaria, SunPower Corporation (“SunPower”) and SunPower’s direct and indirect subsidiaries (collectively, the “SunPower Debtors”) providing for the sale and purchase of certain assets relating to the Blue Raven Solar business, New Homes Business and Non-Installing Dealer network previously operated by the SunPower Debtors (the “Acquired SunPower Assets”). The APA was entered into in connection with a voluntary petition filed by SunPower under Chapter 11 of the United States Code, 11 U.S.C.§§ 101-1532. The sale by SunPower was approved on September 23, 2024, by the United States Bankruptcy Court for the District of Delaware. The Company completed the acquisition of the Acquired SunPower Assets effective September 30, 2024. The acquisition transactions under the APA are referred to herein as the “Acquisition,” and the assets and businesses acquired by the Company under the APA are referred to as the “SunPower Businesses.” The acquisition was closed on September 30, 2024. As part of the acquisition the Company acquired Albatross, an order-to-management proprietary software to manage our orders, fulfillment and customer service all in one central location.

Revenue Model

We offer Solar System Sales and Installation to residential homeowners and the New Home Builders’ community. The SunPower acquisition will allow us to accelerate our revenue growth, and expand our footprint to deliver solar system sales into regions where we might have not previously done business.

Solar System Sales: Complete Solaria sells solar systems to homeowners, home builders and small to medium-sized commercial customers through third-party sales partners. Complete Solaria manages every aspect of project management for those contracts before ultimately contracting with builder partners or using in-house installation experts to complete the construction and installation of the solar systems. This residential solar platform provides homeowners with simple pricing for solar energy that provides significant savings compared to traditional utility energy. Homeowners can choose from a wide array of system features and financing options that best meet their needs. By delivering the best-matched products and a best-in-class customer experience, Complete Solaria establishes valuable customer relationships that can extend beyond the initial solar energy system purchase and provide Complete Solaria with opportunities to offer additional products and services in the future.

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

With the completion of the SunPower acquisition we believe that our ability to fuel innovation and gain operational efficiencies through our priority platform, Albatross, will allow us to service not only our customers more effectively but our sales and installation partners will be able to access real-time data in order to run their business.

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

Our overall mission is to deliver energy-efficient solutions to homeowners, home builders and small to medium-sized businesses that allow them to lower their energy bills while reducing their carbon footprint. We want to pass our operational costs savings back to our customers by keeping costs low in an environment where labor costs are rising and interest rates remain uncertain. These operational costs savings are attributed to the workforce that was acquired as part of the SunPower acquisition. We increased our operations center that supports operations, order process, customer care and support, credit and collections, procurement, vendor management and accounting related functions, and have rationalized our headcount.

Our Strategy

Complete Solaria’s strategy focuses on providing its sales partners with the software tools, sales support, and ability to compete effectively with national providers. This turnkey solution makes it easy for anyone to sell solar.

Solar System Sales

Solar System Sales are full systems sold to homeowners, home builders and small to medium-sized commercial businesses through Complete Solaria’s sales partner channels. Complete Solaria and its builder partners fulfill and install the systems.

●	Increase revenue by expanding installation capacity and developing new geographic markets through Complete Solaria’s partner programs— Certain Complete Solaria partners become builder partners who install systems resulting from sales generated by Complete Solaria’s sales partners. By leveraging this network of skilled builders, in addition to our in-house installation experts, Complete Solaria aims to increase its installation capacity in traditional markets and expand its offering into new geographies throughout the U.S. We believe this will enable greater sales growth in existing markets and create new revenue in expansion markets.

●	Increase revenue and margin by engaging national-scale sales partners—Complete Solaria expects to create a consistent offering with a single execution process for national-scale sales partners throughout their territories, including in territories where Complete Solaria does not currently operate. These national accounts have unique customer relationships that will facilitate meaningful sales opportunities and low acquisition cost to increase revenue and improve margin.

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

●	Skilled labor workforce: We invest in safety first and ensure that our labor workforce is not only proficient in construction and energy but has strong communication, problem-solving and customer service skills. This allows them not only to make decisions quickly onsite but allows them to be empowered to service our customers on the spot and timely.

Customer Service and Operations

Solar System Sales

Complete Solaria has made significant investments to create a platform of services and tools that addresses customer origination, system design and installation, and general customer support. Before a sales representative conducts a consultation, homeowners are pre-qualified based on a preliminary evaluation which considers a homeowner’s credit, home ownership, electricity usage and suitability of the roof based on age, condition, shading and pitch. Once a homeowner is pre-qualified, all necessary data is collected and a proposal is generated for the homeowner. If a homeowner is interested in moving forward, a customer contract is automatically generated for electronic execution. This contract then undergoes a final review and before it is countersigned. Homeowners financing their purchase via a loan, lease or power purchase agreement submit applications to financial institutions and, upon credit approval, execute financing agreements between the homeowner and the financier.

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

Suppliers

The main components of a residential solar energy system are the solar modules, inverters, and racking systems. Complete Solaria generally purchases these components from select distributors, which are then shipped to build partners for installation. There is a running list of approved suppliers in the event any of the sources for modules, inverters or other components become unavailable. If Complete Solaria fails to develop, maintain, and expand relationships with these or other suppliers, the ability to meet anticipated demand for solar energy systems may be adversely affected, or at higher costs or delayed. If one or more of the suppliers ceases or reduces production due to its financial condition, acquisition by a competitor or otherwise, it may be difficult to identify alternate suppliers quickly or to qualify alternative products on commercially reasonable terms, and the ability to satisfy this demand may be adversely affected.

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

Complete Solaria and its build partners are responsible for and source the other products related to solar energy systems, such as fasteners, wiring and electrical fittings. From time-to-time, Complete Solaria procures these other products related to solar energy systems for its own installation business. Complete Solaria manages inventory through just-in-time delivery, at local warehouses, and as segregated inventory at build partners.

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

Competition

Solar System Sales

Complete Solaria’s primary competitors are the traditional utilities that supply electricity to potential customers. It competes with these traditional utilities primarily based on price (cents per kilowatt hour), predictability of future prices (by providing pre-determined annual price escalations) and the ease by which homeowners can switch to electricity generated by solar energy systems. Based on these factors, Complete Solaria competes favorably with many traditional utilities.

Complete Solaria competes for homeowner customers with other solar sales and installation companies and with solar companies with business models that are similar to Complete Solaria’s. Complete Solaria’s main competitors can be grouped broadly into (a) national, vertically integrated companies with established brands and proprietary consumer financing products; (b) small, local solar contractors who operate with relatively low fixed overhead expenses but who may lack systems, tools, and sophisticated product offerings; and (c) sales aggregators who engage with third-party sales companies to generate installation contracts. Complete Solaria competes favorably with these companies, with (a) better customer experience and better Sales Partner experience than the national vertically integrated companies; (b) better pricing and broader customer offerings than smaller local solar contractors; and (c) a better build partner experience than sales aggregators.

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

In addition to the mechanisms described above, there are various incentives for homeowners and businesses to adopt solar power in The Inflation Reduction Act of 2022. Moreover, in Europe, the European Commission has mandated that its member states adopt integrated national climate and energy plans to increase their renewable energy targets to be achieved by 2030, which could benefit the deployment of solar. However, the U.S. and European Union, among others, have imposed tariffs or other import duties on solar products, or are evaluating the imposition of such duties on solar panels, solar cells, polysilicon, and other components. These import duties may offset the incentives described above and increase the price of Complete Solaria’s solar products.

Employees and Human Capital Resources

As of December 29, 2024, Complete Solaria had over 600 employees on a full-time basis, of that total approximately 534 joined Complete Solaria as part of the SunPower acquisition. Complete Solaria also engages independent contractors and consultants. No employees are covered by collective bargaining agreements. There have not been any work stoppages.

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

Facilities

Complete Solaria’s corporate headquarters and executive offices are located in Fremont, California and it also maintains offices in Orem, Utah.

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

Risks Related to our Businesses and Industry

We have a history of losses that may continue in the future; our management has identified conditions that raise substantial doubt about our ability to continue as a going concern; and we may not achieve profitability or generate positive cash flow.

Since our inception, we have incurred losses and negative cash flows from operations. We incurred net losses of $56.5 million and $269.6 million, during the fiscal years ended December 29, 2024 and December 31, 2023, respectively, and had an accumulated deficit of $411.4 million, accrued expenses and other current liabilities of $56.1 million, current debt of $1.5 million, and notes payable and derivative liabilities, net of current portion of $145.8 million, respectively, as of December 29, 2024, as well as other current and long-term liabilities (including the $6.9 million liability we recorded relating to a litigation matter with Siemens). We had cash and cash equivalents of $13.4 million as of December 29, 2024, which were held for working capital expenditures. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern requires that we obtain sufficient funding, either through external financial transactions or cash flows generated from operations, to meet our obligations and finance our operations.

If we are not able to secure adequate additional funding, either through external financial transactions or cash flows generated from operations, when needed, we will need to reevaluate our operating plan and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs or cease operations entirely. These actions could materially impact our business, results of operations and future prospects. There can be no assurance that in the event we require additional financing, such financing will be available on terms that are favorable, or at all.

We may not achieve profitability or positive cash flow for a number of reasons, including declines in revenue, as well as increases in costs of our products, U.S. and global macroeconomic trends, including with respect to the impact of U.S. trade tariffs and the imposition of additional tariffs applicable to our industry or our products. In addition, we may be unable to identify further cost savings opportunities below present levels that would not adversely impact the functioning of our existing operations needed to meet customer and regulatory requirements. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve profitability or generate sufficient cash flow to meet our financial obligations and our liquidity position will be negatively impacted. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and “Notes to Consolidated Financial Statements – (1) Organization – (c) Liquidity and Going Concern” for a further discussion of the other factors that may impact our liquidity position.

Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on our ability to achieve our intended business objectives.

We may need to raise additional funding to finance our operations. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to curtail planned programs or cease operations entirely.

Our operations have consumed significant amounts of cash since inception. We expect to incur significant operating expenses as we continue to grow our business, including expenses incurred in connection with acquisitions and the further integration of acquired businesses, including the SunPower Businesses. We believe that our operating losses and negative operating cash flows will continue into the foreseeable future.

We had cash and cash equivalents of $13.4 million as of December 29, 2024. Our cash position raises substantial doubt regarding our ability to continue as a going concern for 12 months after the consolidated financial statements issuance. Further, we cannot guarantee that our business will generate sufficient cash flow from operations to fund our operations or liquidity needs. Over time, we expect that we will need to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit from financial institutions to fund, together with our principal sources of liquidity, any significant unplanned or accelerated expenses and new strategic investments.

We will require substantial additional capital to continue operations. Such additional capital might not be available when we need it and our actual cash requirements might be greater than anticipated. Additionally, the ability to raise additional financing depends on numerous factors that are outside our control, including general economic and market conditions, interest rates, the health of financial institutions, investors’ and lenders’ assessments of our prospects and the prospects of the solar industry in general. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders, and our financial condition, results of operations, business and prospects could be materially and adversely affected. If the financial markets become difficult or costly to access, including due to rising interest rates, inflation, fluctuations in exchange rates or other changes in geopolitical or economic conditions, including, without limitation, with respect to tariffs and trade policies, our ability to raise additional capital may be negatively impacted. Our failure to raise capital in the future would have a negative impact on our ability to expand our business.

Raising additional funds may cause dilution to existing stockholders and/or may restrict our operations or require us to relinquish proprietary rights.

To the extent that we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution, and the terms of these issued securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. For example, we may issue debt or equity securities under our shelf registration statement, through our at-the-market offering facility, through our equity line of credit with White Lion, or we may issue additional debt or equity securities in private transactions. Any agreements for future debt or preferred equity financings, if available, may involve covenants limiting or restricting our ability to take specific actions, such as raising additional capital, incurring additional debt, making capital expenditures or declaring dividends. Our ability to use our at-the-market offering facility may be constrained by the size of our non-affiliate market capitalization, our trading volume and other factors, and there can be no assurance regarding the price at which we will be able to sell such shares, and any sales of our common stock under our at-the-market offering facility may be at prices that result in additional dilution to our existing stockholders. If we incur additional debt, the debt holders, together with holders of our outstanding Convertible Senior Notes (as defined below), would have rights senior to holders of common stock to make claims on our assets, and the terms of any future debt could restrict our operations, including our ability to pay dividends on our common stock.

We have identified material weaknesses in our internal controls over financial reporting. If we are unable to maintain effective internal controls over financial reporting and disclosure controls and procedures, the accuracy and timeliness of our financial and operating reporting may be adversely affected, and confidence in our operations and disclosures may be lost.

 In connection with the preparation and audit of our financial statements for the year ended December 29, 2024, our management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis. The material weaknesses are as follows:

The Company did not maintain controls to execute the criteria established in the COSO Framework for (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring activities.

Each of the control deficiencies identified below constitute material weaknesses, either individually or in the aggregate.

Control Environment. The Company did not maintain an effective control environment and identified the following material weakness: the Company lacked appropriate policies and resources to develop and operate effective internal control over financial reporting and a lack of appropriate and consistent IT policies given the significant volume of financially relevant IT changes, which contributed to the Company’s inability to properly analyze, record and disclose accounting matters timely and accurately.

This control environment material weakness also contributed to the other material weaknesses identified below.

Risk Assessment. The Company did not design and implement an effective risk assessment and identified a material weakness relating to: (i) identifying, assessing, and communicating appropriate objectives, (ii) identifying and analyzing risks to achieve these objectives, and (iii) identifying and assessing changes in the business that could impact the system of internal controls.

Control Activities. The Company did not design and implement effective control activities and identified the following material weakness:

●	Ineffective design and operation of certain control activities due to significant personnel changes throughout 2024. Control deficiencies, which aggregate to a material weakness, occurred within substantially all areas of financial reporting.

Information and Communication. The Company did not design and implement effective information and communication activities and identified the following material weaknesses:

●	The Company did not design and maintain effective general information technology controls over logical access and program change management for our key information systems used to support the financial reporting process. Specifically, management did not maintain effective controls to ensure proper segregation of duties related to user administration and other privileged access functions and in implementing program changes in information systems. Due to the pervasive nature of these deficiencies, business process controls that are dependent upon information from these systems were also not effective.

●	The Company did not have adequate processes and controls for communicating information among the accounting, finance, operations, and legal departments, necessary to support the proper functioning of internal controls.

Monitoring Activities. The Company did not design and implement effective monitoring activities and identified the following material weaknesses: (i) failure to adequately monitor compliance with accounting policies, procedures and controls related to substantially all areas of financial reporting; and (ii) failure to properly select, develop and perform ongoing evaluations of the components of internal controls (including the monitoring of service providers’ control environments).

These material weaknesses described in the paragraphs above contributed to material accounting errors identified and corrected during the audit of the Company’s financial statements. If we fail to adequately remediate these material weaknesses, there could be material misstatements that may not be prevented or detected.

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

Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital.

We did not file this Annual Report on Form 10-K within the timeframe required by the SEC. Accordingly, we have not remained current in our reporting requirements with the SEC, and we are not currently eligible to use a registration statement on Form S-3 that would allow us to continuously incorporate by reference our SEC reports into the registration statement, to use “shelf” registration statements to conduct offerings, or to use our at-the-market offering facility until approximately one year from the date we have regained and maintain status as a current filer. Our inability to use Form S-3 may significantly impair our ability to raise necessary capital to fund our operations and execute our strategy. If we seek to access the capital markets through a registered offering during the period of time that we are unable to use Form S-3, we may be required to publicly disclose the proposed offering and the material terms thereof before the offering commences, we may experience delays in the offering process due to SEC review of a Form S-1 registration statement and we may incur increased offering and transaction costs and other considerations. If we are unable to raise capital through a registered offering, we would be required to conduct our equity financing transactions on a private placement basis, which may be subject to pricing, size and other limitations imposed under the Nasdaq rules, or seek other sources of capital. The foregoing limitations on our financing approaches could prevent us from pursuing transactions or implementing business strategies that would be beneficial to our business.

Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.

On February 7, 2018, safeguard tariffs on imported solar cells and modules (“CSPV”) went into effect pursuant to Proclamation 9693, which approved recommendations to provide relief to U.S. manufacturers and impose safeguard tariffs on imported solar cells and modules, based on the investigations, findings, and recommendations of the U.S. International Trade Commission (the “International Trade Commission”). On February 4, 2022, President Biden issued Proclamation 10339 extending the existing safeguard measures on U.S. imports of CSPV products by an additional four years until February 6, 2026. Since 2022, modules are subject to a tariff rate of approximately 15%. Cells are subjected to a tariff-rate quota, under which the first 5 GW of cell imports each year will be exempt from tariffs, and cells imported after the 5 GW quota has been reached will be subject to the same 14.75% tariff as modules in the first year, with the same 0.25% decline in each of the three subsequent years. The tariff-free cell quota applies globally, without any allocation by country or region.

The tariffs could materially and adversely affect our business and results of operations. While solar cells and modules based on interdigitated back contact technology remain excluded from these safeguard tariffs, our solar products based on other technologies continue to be subject to the safeguard tariffs, which will remain in place until February 6, 2026. Although we are actively engaged in efforts to mitigate the effect of these tariffs, there is no guarantee that these efforts will be successful.

In addition to the safeguard action, which imposes additional duties and tariffs rate quotas on solar panel and cell imports from all sources, solar cells and panels from various countries are also subject to U.S. antidumping, and countervailing duty (AD/CVD) actions in the United States. The U.S. Department of Commerce (the “Department of Commerce”) maintains antidumping and countervailing duty orders on solar cells as well as panels produced in China. In 2022, the Department of Commerce found that solar product producers in Cambodia, Malaysia, Thailand, and Vietnam were circumventing the China AD/CVD actions. As a result, imports of solar products from these countries may be treated as if they are of Chinese origin and therefore subject to the aforementioned antidumping and countervailing duty orders. On June 6, 2022, President Biden issued an Executive Order allowing U.S. solar installers to import solar modules and cells from Cambodia, Malaysia, Thailand and Vietnam free from certain duties for 24 months, along with other incentives designed to accelerate U.S. domestic production of clean energy technologies. This moratorium ended in June 2024 and China-wide AD/CVD action now applies to imports from those countries that contain Chinese-origin inputs.  Additionally, on December 29, 2023, Auxin and Concept Clean Energy, Inc. filed suit in the U.S. Court of International Trade challenging the legal basis for the moratorium and implementing regulations. Several motions have been filed to date, including a motion to dismiss by the U.S. government, which the court rejected. If the suit proves successful, solar module importers could owe retroactive duties on goods that have already cleared customs. In addition, on May 15, 2024 the Department of Commerce initiated antidumping and countervailing duty investigations of CSPV products from Cambodia, Malaysia, Thailand, and Vietnam. On October 1 and November 29, 2024, the Department of Commerce announced its preliminary affirmative determinations in the antidumping duty and countervailing duty investigations, respectively. The final determinations are scheduled to be announced on or before April 21, 2025

Uncertainty surrounding the implications of existing tariffs affecting the U.S. solar market and potential trade tensions between the U.S. and other countries has caused and is likely to cause further market volatility, price fluctuations, supply shortages, and project delays, any of which could harm our business, and the pursuit of mitigating actions may divert substantial resources from other projects.

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

The Inflation Reduction Act (“IRA”) extended and modified prior law applicable to U.S. federal tax credits that are available with respect to solar energy systems. Under the IRA, the following tax credits are available: (i) a production tax credit under Code Section 45 (for facilities that are place in service after December 31, 2025) (the “PTC”) in connection with the installation of certain solar facilities and energy storage technology, (ii) an investment tax credit under Code Section 48 (for facilities that begin construction before January 1, 2025) and Code Section 48E (for facilities that are placed in service after December 31, 2024 (the “ITC”) in connection with the installation of certain solar facilities and energy storage technology, and (iii) a residential clean energy credit (the “Section 25D Credit”) in connection with the installation of qualifying property that uses solar energy to generate electricity for residential use.

Prior to the IRA, the PTC for solar facilities had phased out and was no longer available. The IRA reinstated the PTC for solar facilities. The PTC available to a taxpayer in 2024 and prior taxable years under Code Section 45 generally is equal to a certain rate multiplied by the kilowatt hours of electricity produced by the taxpayer from solar energy at a facility owned by it and sold to an unrelated party during that taxable year. The base rates for the PTC under Code Section 45 is 0.3 cents (adjusted for inflation). This rate is increased to 1.5 cents (adjusted for inflation) for projects that (i) have a maximum net output of less than one megawatt (measured in alternating current), (ii) begin construction before January 29, 2023, or (iii) meet certain prevailing wage and apprenticeship requirements. It also may be increased for projects that include a certain percentage of components that were produced in the U.S., projects that are located in certain energy communities, and projects that are located in low-income communities. The PTC under Code Section 45Y, the successor to Code Section 45 that is applicable for taxable years after 2024, generally is similar to the PTC under Code Section 45 but includes certain different terms and qualification requirements.

The PTC under Code Section 45Y is the successor to the tax credit under Code Section 45 and is applicable for taxable years after 2024. The PTC under Code Section 45Y generally is equal to the PTC outlined above that is available under Code Section 45, including providing for the same increased credit rates under the same circumstances. The PTC under Code Section 45Y applies to kilowatt hours of electricity produced at a “qualified facility,” which generally is a facility, such as a solar energy facility, that generates electricity and has a greenhouse gas emission rate that is not greater than zero. The tax credit phases out over four years based on the later of either the U.S. Treasury determining that the annual greenhouse gas emission from the production of electricity in the U.S. is equal to or less than 25% of the annual greenhouse gas emissions from the production of electricity in the U.S. for 2022 or 2032. The credit is phased out from 100% for construction beginning in the first calendar year after such date to 75% in the second year, 50% in the third year, and 0% in the fourth year. A facility is not eligible for the PTC under Code Section 45Y if a tax credit already is allowed with respect to the facility under Code Section 45, 48 or 48E, or certain other tax credit provisions, for the taxable year or any prior taxable year.

The ITC available under Code Section 48E is the successor provision of Code Section 48 and is applicable for taxable years after 2024. The ITC under Code Section 48 generally is equal to the ITC outlined above under Code Section 48, including generally providing for the same increased credit rates under the same circumstances. The ITC under Code Section 48E applies to investments in a “qualified facility” and “energy storage technology”. A “qualified facility” for these purposes generally is the same as described for the PTC under Code Section 45Y and “energy storage technology” is defined by reference to such term in Code Section 48. The ITC available under Code Section 48E includes the same phase out schedule as outlined above with respect to the PTC under Code Section 45Y. The ITC under Code Section 48E is subject to recapture if the Internal Revenue Service determines that the greenhouse gas emissions rate for the facility exceeds a certain threshold. A facility is not eligible for the ITC under Code Section 48E if a tax credit already is allowed with respect to the facility under Code Section 45, 45Y or 48, or certain other tax credit provisions, for the taxable year or any prior taxable year.

The Section 25D Credit available to a taxpayer is equal to the “applicable percentage” of expenditures for property that uses solar energy to generate electricity for use in a dwelling unit located in the U.S. and used as a residence by the taxpayer. The applicable percentage is 26% for such systems that are placed in service before January 1, 2022, 30% for such systems that are placed in service after December 31, 2021 and before January 1, 2033, 26% for such systems that are placed in service in 2033, and 22% for such systems that are placed in service in 2034. The Section 25D Credit is scheduled to expire effective January 1, 2035. The availability of the Section 25D Credit may impact the prices of its solar energy systems and overall value proposition our solar systems provide to customers.

Reductions in, eliminations of, or expirations of, governmental incentives could adversely impact results of operations and our ability to compete in this industry by increasing the cost of capital, causing us to increase the prices of our energy and solar energy systems and reduce the size of our addressable market.

The U.S. federal tax credits discussed above have certain legal and operational requirements. There may be uncertainty as to how such requirements promulgated under the IRA are interpreted. If Internal Revenue Service guidance regarding implementation of the IRA is viewed by investors as unclear, tax credit financing may be delayed or downsized, harming our ability to secure financing for customers. Our failure to either (i) interpret the new requirements under the IRA regarding among other things, prevailing wage, apprenticeship, domestic content, siting in an “energy community,” accurately or (ii) adequately update our supply-chain, manufacturing, installation, and record-keeping processes to meet such requirements, may result a partial or full reduction in the related U.S. federal tax benefit, and our customers, financiers and shareholders may require us to indemnify them for certain of such reductions.

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

Macroeconomic conditions in our domestic and international markets, as well as inflation concerns, instability of financial institutions, rising interest rates, and recessionary concerns may adversely affect our industry, business and financial results.

Our business depends on the overall demand for our solar energy products and on the economic health and willingness of our customers and potential customers to purchase our products and services. As a result of macroeconomic or market uncertainty, including inflation concerns, rising interest rates, recessionary concerns, and geopolitical conflicts, customers may decide to delay purchasing our products and services or not purchase at all. In addition, a number of the risks associated with our business, which are disclosed in these risk factors, may increase in likelihood, magnitude or duration, and we may face new risks that we have not yet identified.

In the past, unfavorable macroeconomic and market conditions have resulted in sustained periods of decreased demand. Macroeconomic and market conditions could be adversely affected by a variety of political, economic or other factors in the U.S. and international markets, which could, in turn, adversely affect spending levels of installers and end users and could create volatility or deteriorating conditions in the markets in which we operate. Macroeconomic uncertainty or weakness could result in:

●	reduced demand for our products as a result of constraints on spending for solar energy systems by our customers and/or a reduction in government subsidies for renewable energy investments;

●	increased price competition for our products that may adversely affect revenue, gross margin and profitability;

●	the introduction of any disadvantageous trade regulations and import tariffs;

●	decreased ability to forecast operating results and make decisions about budgeting, planning and future investments;

●	decrease in the popularity of solar energy as a green energy solution;

●	business and financial difficulties faced by our suppliers or other partners, including impacts to material costs, sales, liquidity levels, ability to continue investing in their businesses, ability to import or export goods, ability to meet development commitments and manufacturing capability; and

●	increased overhead and production costs as a percentage of revenue.

Reductions in customer spending in response to unfavorable or uncertain macroeconomic and market conditions, globally or in a particular region where we operate, would adversely affect our business, results of operations and financial condition.

Existing regulations and policies, including trade policies and tariffs, and changes to these regulations and policies, including changes to trade policies and tariffs, may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.

The market for electric generation products is heavily influenced by federal, state and local government laws, geopolitical forces (such as trade policies and tariffs), regulations and policies concerning the electric utility industry in the U.S. and abroad, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation, and trade and policy changes that make solar power less competitive with other power sources could deter investment in the research and development of alternative energy sources as well as customer purchases of solar power technology, which could in turn result in a significant reduction in the demand for our solar power products. The market for electric generation equipment is also influenced by geopolitics, trade and local content laws, policies and tariffs, regulations and policies that can discourage growth and competition in the solar industry and create economic barriers to the purchase of solar power products, thus reducing demand for our solar products. In addition, on-grid applications depend on access to the grid, which is also regulated by government entities. We anticipate that our solar power products and our installation will continue to be subject to oversight and regulation in accordance with federal, state, local and foreign regulations relating to construction, safety, environmental protection, utility interconnection and metering, trade, and related matters. It is difficult to track the requirements of individual states or local jurisdictions and design equipment to comply with the varying standards. In addition, the U.S. and European Union, among others, have imposed tariffs or are in the process of evaluating the imposition of tariffs on solar panels, solar cells, polysilicon, and potentially other components. These and any other tariffs or similar taxes or duties may increase the price of our solar products and adversely affect our cost reduction roadmap, which could harm our results of operations and financial condition. We cannot predict what actions may be taken by the United States or other countries with respect to trade policies and tariffs or with respect to other policies and incentives that impact the solar industry, or that promote other forms of energy production over the solar industry. Any new regulations or policies pertaining our solar power products may result in significant additional expenses for our customers, which could cause a significant reduction in demand for our solar power products.

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

In California, the California Public Utilities Commission (“CPUC”) issued an order in 2016 retaining retail-based net metering credits for residential customers of California’s major utilities as part of Net Energy Metering 2.0 (“NEM 2.0”). Under NEM 2.0, new distributed generation customers receive the retail rate for electricity exported to the grid, less certain non-by passable fees. Customers under NEM 2.0 also are subject to interconnection charges and time-of-use rates. Existing customers who receive service under the prior net metering program, as well as new customers under the NEM 2.0 program, currently are permitted to remain covered by them on a legacy basis for a period of 20 years. On September 3, 2020, the CPUC opened a new proceeding to review its current net metering policies and to develop Net Energy Metering 3.0 (“NEM 3.0”), also referred to by the CPUC as the NEM 2.0 successor tariff. NEM 3.0 was finalized on December 15, 2022 and includes several changes from previous net metering plans. The changes instituted by NEM 3.0 impacted the amount that homeowners with solar power will be able to recuperate when selling excess energy back to the utility grid. With NEM 3.0, the value of the credits for net exports are tied to the state’s Distributed Energy Resources Avoided Cost Calculator Documentation (“ACC”). Another significant change with NEM 3.0 relates to the netting period: the time period over which the utilities measure the clean energy being imported or exported. In general, longer netting periods have typically been advantageous for solar power customers because production can offset any consumption. NEM 3.0 will instead measure energy using instantaneous netting, which means interval netting approximately every 15 minutes. This will lead to more NEM customers’ electricity registering as exports, now valued at the new, lower ACC value. Overall, the institution on NEM 3.0 has resulted in a smaller market for residential solar systems and it is not certain that market conditions will improve or that NEM 3.0 will be amended or replaced with a more solar-friendly rate structure. Other states may adopt policies similar to NEM 3.0 that cause deterioration to other residential solar markets.

We utilize a limited number of suppliers of solar panels and other system components to adequately meet anticipated demand for our solar service offerings. Any shortage, delay or component price change from these suppliers or delays and price increases associated with the product transport logistics could result in sales and installation delays, cancellations and loss of market share.

We purchase solar panels, inverters and other system components from a limited number of suppliers for certain components, which makes us susceptible to quality issues, shortages and price changes. If we fail to develop, maintain and expand relationships with existing or new suppliers, we may be unable to adequately meet anticipated demand for our solar energy systems or may only be able to offer our systems at higher costs or after delays. If one or more of the suppliers that we rely upon to meet anticipated demand ceases or reduces production, we may be unable to satisfy this demand due to an inability to quickly identify alternate suppliers or to qualify alternative products on commercially reasonable terms.

In particular, there are a limited number of inverter and battery suppliers. Once we design a system for use with a particular inverter or battery, if that type of inverter or battery is not readily available at an anticipated price, we may incur additional delay and expense to redesign the system and source alternative inventory.

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

Our business substantially focuses on solar service agreements and transactions with residential customers. Our energy system sales to homeowners utilize power purchase agreements (“PPAs”), leases, loans and other products and services. We currently offer PPAs and leases through LightReach, Mosaic, EverBright, LLC, and other financial institutions. If we were unable to arrange new or alternative financing methods for PPAs and leases on favorable terms, our business, financial condition, results of operations, and prospects could be materially and adversely affected.

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

We have incurred net losses in the past, including $56.5 million in the fiscal year ended December 29, 2024, and we have an accumulated deficit of $411.4 million as of December 29, 2024. Additionally, as of December 29, 2024, we had long-term indebtedness of $145.8 million. We will continue to incur net losses as spending increases to finance the expansion of operations, installation, engineering, administrative, sales and marketing staffs, spending increases on brand awareness and other sales and marketing initiatives and implement internal systems and infrastructure to support the company’s growth. We do not know whether revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on results of operations. Our ability to achieve profitability depends on a number of factors, including but not limited to:

●	Growing the customer base;

●	Maintaining or further lowering the cost of capital;

●	Reducing the cost of components for our solar service offerings;

●	Growing and maintaining our sales partner network;

●	Growing our direct-to-consumer and New Homes business to scale; and

●	Reducing operating costs by lowering customer acquisition costs and optimizing our design and installation processes and supply chain logistics.

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

The solar energy and renewable energy industries are both highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with large utilities. Our primary competitors are the traditional utilities that supply energy to potential customers. We compete with these utilities primarily based on price, predictability of price and the ease by which customers can switch to electricity generated by our solar energy systems. If we cannot offer compelling value to its customers based on these factors, then our business will not grow. Utilities generally have substantially greater financial, technical, operational and other resources than us. As a result of their greater size, these competitors may be able to devote more resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Utilities could also offer other value added products and services that could help them compete with us even if the cost of electricity they offer is higher than ours. In addition, a majority of utilities’ sources of electricity are non-solar, which may allow utilities to sell electricity more cheaply than electricity generated by our solar energy systems.

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

Our business is subject to significant industry-specific seasonal fluctuations. In the U.S., many customers make purchasing decisions towards the end of the year in order to take advantage of tax credits and residential solar sales tend to decline during the winter months. In addition, sales in the new home development market are often tied to construction market demands, which tend to follow national trends in construction, including declining sales during cold weather months.

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

We are exposed to the credit risk of customers and our finance partners, and payment delinquencies on accounts receivables.

Defaults by customers and the financial institutions that fund some of our customers’ solar systems have not been material to date, but we expect that the risk of customer defaults or financial partner defaults may increase as we grow our business. For example, Sunnova Energy International, Inc. (“Sunnova”), a major provider of financing for solar systems, announced that substantial doubt exists regarding its ability to continue as a going concern. While Complete Solar does not use Sunnova for any of its customer financing, if any of our financing partners experience liquidity concerns or stop funding projects, we may incur significant losses or project delays. If any of our customers are unable to make milestone payments on systems purchased in cash, our revenue and costs could be adversely affected. If economic conditions worsen, certain of our customers or finance partners may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

We may not realize the anticipated benefits of past or future acquisitions, including the transactions under the APA with SunPower, and integration of these acquisitions may disrupt our business.

In November 2022, we acquired The Solaria Corporation (“Solaria”), after which Complete Solar was renamed “Complete Solaria, Inc.” In October 2023, we subsequently sold solar panel assets of Solaria, including intellectual property and customer contracts, to Maxeon Solar Technologies, Ltd., which resulted in an impairment loss of $147.5 million and loss on disposal of $1.8 million. On September 30, 2024, we completed the acquisition of the Acquired Assets under the APA with SunPower, which resulted in our acquisition of the SunPower Businesses and a significant expansion of our business operations and headcount. In the future, we may acquire additional companies, project pipelines, products, or technologies, or enter into joint ventures or other strategic initiatives. Our ability as an organization to integrate acquisitions is unproven. We may not realize the anticipated benefits of our acquisitions or any other future acquisition or the acquisition may be viewed negatively by customers, financial markets or investors.

Any acquisition has numerous risks, including, but not limited to, the following:

●	difficulty in assimilating the operations and personnel of the acquired company;

●	difficulty in effectively integrating the acquired technologies or products with current products and technologies;

●	difficulty in maintaining controls, procedures and policies during the transition and integration;

●	disruption of ongoing business and distraction of management and employees from other opportunities and challenges due to integration issues;

●	difficulty integrating the acquired company’s accounting, management information and other administrative systems;

●	inability to retain key technical and managerial personnel of the acquired business;

●	inability to retain key customers, vendors, and other business partners of the acquired business;

●	inability to achieve the financial and strategic goals for the acquired and combined businesses;

●	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact operating results;

●	failure of due diligence processes to identify significant issues with product quality, legal and financial liabilities, among other things;

●	inability to assert that internal controls over financial reporting are effective; and

●	inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions.

●	inability to rebuild trust with home builders due to the SunPower bankruptcy.

●	inability to obtain advantageous financing arrangements with financiers in order to pass the saving on to customers.

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

Our business substantially focuses on home improvement contracts for the installation of solar systems for residential customers. We offer leases, loans and other products and services directly to consumers and through sales partners in our dealer networks, who utilize sales people employed by or engaged as third-party service providers of such contractors. We and our dealers must comply with numerous federal, state and local laws and regulations that govern matters relating to interactions with residential consumers, including those pertaining to consumer protection, marketing and sales, privacy and data security, consumer financial and credit transactions, mortgages and refinancings, home improvement contracts, warranties and various means of customer solicitation, including under the laws described below in “As sales to residential customers have grown, we have increasingly become subject to substantial financing and consumer protection laws and regulations.” These laws and regulations are dynamic and subject to potentially differing interpretations and various federal, state and local legislative and regulatory bodies may initiate investigations, expand current laws or regulations, or enact new laws and regulations regarding these matters. Changes in these laws or regulations or their interpretation could dramatically affect how we and our dealers do business, acquire customers and manage and use information collected from and about current and prospective customers and the costs associated therewith. We and our dealers strive to comply with all applicable laws and regulations relating to interactions with residential customers. It is possible, however, that these requirements may be interpreted and applied in a manner inconsistent from one jurisdiction to another and may conflict with other rules or our practices or the practices of our dealers.

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

Our success depends on the continuing contributions of key personnel, including Thurman J. Rodgers. If we are unable to attract and retain key employees and qualified personnel, our business and prospects could be harmed.

We rely heavily on the services of our key executive officers and other key employees, in particular Thurman J. Rodgers, and the loss of services of any principal member of the management team or other key employees could adversely affect our operations. There have been, and from time to time there may continue to be, changes in our management team resulting from the hiring or departure of executives and key employees, or the transition of executives within our business, which could disrupt our business. For example, during 2023 and 2024, we had turnover in key positions, including our Chief Executive Officer and our Chief Financial Officer. As a result of the SunPower Acquisition, we also appointed new employees to key positions and restructured our management reporting lines. Such changes in our executive management team or workforce may be disruptive to our business, divert management’s attention, result in a loss of knowledge and negatively impact employee morale. If we encounter further turnover or difficulties associated with the transition or departure of our executive officers and key employees, or if we are unsuccessful in recruiting new personnel or in retaining and motivating existing personnel, our operations may be disrupted, which could harm our business.

We are investing significant resources in developing new members of management as we complete our restructuring and strategic transformation, including as a result of the SunPower Acquisition. We also anticipate that over time we will need to hire a number of highly skilled technical, sales, marketing, administrative, and accounting personnel. The competition for qualified personnel is intense in this industry. We may not be successful in attracting and retaining sufficient numbers of qualified personnel to support its anticipated growth. We cannot guarantee that any employee will remain employed with us for any definite period of time since all employees, including key executive officers, serve at-will and may terminate their employment at any time for any reason.

Labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, and workforce participation rates. As we build our brand and become more well known and grow globally, there is increased risk that competitors or other companies will seek to hire our personnel. The failure to attract, integrate, train, motivate and retain these personnel could seriously harm our business and prospects.

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

We devote resources to network security, data encryption, and other security measures to protect our systems and data, but these security measures cannot provide absolute security. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, target end users through phishing and other malicious techniques, and/or may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventative measures. As a result, we may experience a breach of our systems in the future that reduces our ability to protect sensitive data. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving team members, contractors and temporary staff. If we experience, or are perceived to have experienced, a significant data security breach, fail to detect and appropriately respond to a significant data security breach, or fail to implement disclosure controls and procedures that provide for timely disclosure of data security breaches deemed material to our business, including corrections or updates to previous disclosures, we could be exposed to a risk of loss, increased insurance costs, remediation and prospective prevention costs, damage to our reputation and brand, litigation and possible liability, or government enforcement actions, any of which could detrimentally affect our business, results of operations, and financial condition.

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

Further, we or our installation partners may face construction delays or cost overruns, which may adversely affect our or our sales partners’ ability to ramp up the volume of installation in accordance with our plans. Such delays or overruns may occur as a result of a variety of factors, such as labor shortages, defects in materials and workmanship, adverse weather conditions, transportation constraints, construction change orders, site changes, labor issues and other unforeseen difficulties, any of which could lead to increased cancellation rates, reputational harm and other adverse effects.

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

We provide warranties that cover parts performance and labor to purchasers of our solar modules. We also have legacy warranty and performance obligations from our former business manufacturing solar panels. We maintain a warranty reserve on our financial statements, and our warranty claims may exceed the warranty reserve. Any significant warranty expenses could adversely affect our financial condition and results of operations. Significant warranty problems could impair our reputation which could result in lower revenue and a lower gross margin.

We are subject to legal proceedings and regulatory inquiries and may be named in additional claims or legal proceedings or become involved in regulatory inquiries, all of which are costly, distracting to our core business and could result in an unfavorable outcome or harm our business, financial condition, results of operations or the trading price for our securities.

We are involved in claims, legal proceedings that arise from normal business activities. In addition, from time to time, third parties have asserted and may in the future assert claims against us. We evaluate all claims, lawsuits and investigations with respect to their potential merits, our potential defenses and counter claims, settlement or litigation potential and the expected effect on us. In the event that we are involved in significant disputes, including the legal claims noted below, or are the subject of a formal action by a regulatory agency, we could be exposed to costly and time-consuming legal proceedings that could result in any number of outcomes. Although outcomes of such actions vary, any claims, proceedings or regulatory actions initiated by or against us whether successful or not, could result in expensive costs of defense, costly damage awards, injunctive relief, increased costs of business, fines or orders to change certain business practices, significant dedication of management time, diversion of significant operational resources or some other harm to the business. In any of these cases, our business, financial condition or results of operations could be negatively impacted. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. Depending on the nature and timing of any such controversy, an unfavorable resolution of a matter could materially affect our future business, financial condition or results of operations, or all of the foregoing, in a particular quarter.

See “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 19. Commitments and Contingencies” for a further discussion of the legal claims summarized therein.

In addition to the other information provided in Note 19, on February 22, 2024, the court in the case issued an order against certain subsidiaries of the Company which awarded Siemens approximately $6.9 million. On March 15, 2024, Siemens filed a motion seeking to recover $2.67 million for attorneys’ fees, expenses, and pre-and post-judgment interest. The Company opposed Siemens’ motion for attorneys’ fees, expenses, and pre- and post-judgment interest on April 5, 2024. On June 17, 2024, the court entered a final order which awarded Siemens a total of $2.0 million in attorneys’ fees and costs. We have appealed these judgments. On August 19, 2024, Siemens applied for the enforcement to a sister state judgment in the Superior Court of Alameda, California and the court entered a judgement in favor of Siemens. On December 9, 2024, Siemens moved to amend the judgment to add Complete Solaria, Inc. as a judgement debtor. Our subsidiaries opposed the Siemens motion. The court heard the motion by submission on April 3, 2025, but has not yet issued a ruling. The Company recognized $6.9 million as a legal loss related to this litigation in 2023, and in 2024, the Company recorded an additional accrual for $2.0 million for attorneys’ fees, expenses, and pre-judgment interest, in accrued expenses and other current liabilities within its consolidated balance sheet as of December 29, 2024. This legal loss was recognized in loss from discontinued operations, net of tax on the consolidated statements of operations and comprehensive loss. The Company recorded a liability of $6.9 million as a legal loss related to this litigation, excluding amounts for attorneys’ fees and costs, in accrued expenses and other current liabilities within its consolidated balance sheets at each of December 29, 2024 and December 31, 2023.

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

Risks Related to our Common Stock and Other Securities

Our directors, executive officers and principal stockholders will continue to have significant influence over our company, which could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors, executive officers and each of our 5% stockholders and their affiliates, in the aggregate, beneficially own approximately 28.2% of the outstanding shares of our common stock, based on the number of shares outstanding as of March 31, 2025. As a result, these stockholders, if acting together, will be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

If we fail to meet all applicable requirements of Nasdaq and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

If we are unable to satisfy the Nasdaq criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of us; and limiting our ability to issue additional securities or obtain additional financing in the future. In addition, delisting from Nasdaq may negatively impact our reputation and, consequently, our business.

There can be no assurance that we will maintain compliance with the requirements for listing our common stock on Nasdaq. As a result of not filing this Annual Report on Form 10-K within the timeframe required by the SEC, we were not in compliance with the Nasdaq continued listing rules. If we are unable to satisfy the Nasdaq criteria for continued listing, our common stock would be subject to delisting.

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

We may be required to repurchase up to 5,618,488 shares of common stock from the investors with whom we entered into Forward Purchase Agreements in connection with the closing of the Business Combination, which would reduce the amount of cash available to us to fund our growth plan.

On and around July 13, 2023, FACT entered into separate Forward Purchase Agreements (the “Forward Purchase Agreements”) with each of (i) Meteora Special Opportunity Fund I, LP (“MSOF”), Meteora Capital Partners, LP (“MCP”) and Meteora Select Trading Opportunities Master, LP (“MSTO”) (with MSOF, MCP, and MSTO collectively as “Meteora”); (ii) Polar Multi-Strategy Master Fund (“Polar”), and (iii) Diametric True Alpha Market Neutral Master Fund, LP, Diametric True Alpha Enhanced Market Neutral Master Fund, LP, and Pinebridge Partners Master Fund, LP (collectively, “Sandia”, and each of Meteora, Polar, and Sandia, individually, an “FPA Investor”, and together, the “FPA Investors”), pursuant to which FACT (now Complete Solaria following the closing of the Business Combination) agreed to purchase in the aggregate, on the date that is 24 months after the closing date of the Forward Purchase Agreements (the “Maturity Date”), up to 5,618,488 shares of common stock then held by the FPA Investors (subject to certain conditions and purchase limits set forth in the Forward Purchase Agreements). Pursuant to the terms of the Forward Purchase Agreements, each FPA Investor further agreed not to redeem any of the FACT Class A Ordinary Shares owned by it at such time. The per price at which the FPA Investors have the right to sell the shares to us on the Maturity Date will not be less than $5.00 per share. On December 18, 2023, the Company and each FPA Investor entered into separate amendments to the Forward Purchase Agreements (the “First Amendments”). The First Amendments lower the reset floor price of each Forward Purchase Agreement from $5.00 to $3.00 and allow the Company to raise up to $10,000,000 of equity from existing stockholders without triggering certain anti-dilution provisions contained in the Forward Purchase Agreements; provided, the insiders pay a price per share for their initial investment equal to the closing price per share as quoted on the Nasdaq on the day of purchase; provided, further, that any subsequent investments are made at a price per share equal to the greater of (a) the closing price per share as quoted by Nasdaq on the day of the purchase or (b) the amount paid in connection with the initial investment. On May 7 and 8, 2024, respectively, the Company entered into separate amendments to the Forward Purchase Agreements (the collectively the “Second Amendments”) with Sandia (the “Sandia Second Amendment”) and Polar (the “Polar Second Amendment”). The Second Amendments lower the reset price of each Forward Purchase Agreement from $3.00 to $1.00 per share and amend the VWAP Trigger Event provision to read: “After December 31, 2024, an event that occurs if the VWAP Price, for any 20 trading days during a 30 consecutive trading day-period, is below $1.00 per Share.” The Sandia Second Amendment is not effective until the Company executes similar amendments with both Polar and Meteora. Subsequently, on June 14, 2024, the Company entered into an amendment to the Forward Purchase Agreement with Sandia (the “Sandia Third Amendment”). The Sandia Third Amendment sets the reset price of each Forward Purchase Agreement to $1.00 per share and amends the VWAP Trigger Event provision to read: “After December 31, 2024, an event that occurs if the VWAP Price, for any 20 trading days during a 30 consecutive trading day-period, is below $1.00 per Share.” In the event either Polar or Meteora amend their Forward Purchase Agreements to include different terms from the $1.00 reset price and VWAP trigger adjustment, or file a notice of a VWAP trigger event, as referenced herein, the Sandia Forward Purchase Agreement will be retroactively amended to reflect those improved terms and liquidity on the Sandia Forward Purchase Agreement, including any of the 1,050,000 shares that were sold upon execution of the Sandia Forward Purchase Agreement. On July 17, 2024, the Company entered into the third amendment to the Forward Purchase Agreement with Polar (the “Polar Third Amendment”), pursuant to which the Company and Polar agreed that Section 2 (Most Favored Nation) of the Forward Purchase Agreement is applicable to all 2,450,000 shares subject to the Forward Purchase Agreement.

If the FPA Investors hold some or all of the 5,618,488 forward purchase agreement shares on the Maturity Date, and the per share trading price of our common stock is less than the per share price at which the FPA Investors have the right to sell the common stock to us on the Maturity Date, we would expect that the FPA Investors will exercise this repurchase right with respect to such shares. In the event that we are required to repurchase these forward purchase agreement shares, or in the event that the Forward Purchase Agreements are terminated, the amount of cash arising from the Business Combination that would ultimately be available to fund our liquidity and capital resource requirements would be reduced accordingly, which would adversely affect our ability to fund our growth plan in the manner we had contemplated when entering into the Forward Purchase Agreements.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including 12.00% Notes due 2029 and the 7.00% Convertible Senior Notes due 2029 (the 7.00% Notes due 2029 and with the 12.00% Notes due 2029, collectively, the “Convertible Senior Notes”), depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Convertible Senior Notes.

The conversion features of the Convertible Senior Notes may adversely affect our financial condition and operating results.

The holders of Convertible Senior Notes will be entitled to convert their notes at and during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), at maturity, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

Certain provisions in the indentures or other agreements governing the Convertible Senior Notes may delay or prevent an otherwise a beneficial takeover attempt of us.

Certain provisions in the indentures or other agreements governing the Convertible Senior Notes may make it more difficult or expensive for a third party to acquire us. For example, the indentures and other agreements governing the Convertible Senior Notes will require us to repurchase the Convertible Senior Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the Convertible Senior Notes and/or increase the conversion rate, which could make it costlier for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

Conversion of the Convertible Senior Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

The conversion of some or all of the Convertible Senior Notes may dilute the ownership interests of our stockholders. Upon conversion of the Convertible Senior Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Senior Notes may encourage short selling by market participants because the conversion of the Convertible Senior Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Senior Notes into shares of our common stock could depress the price of our common stock.

The accounting method for the Convertible Senior Notes could adversely affect our reported financial condition and results.

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

Our Chief Information Officer, Chief Legal Officer, Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer help identify, assess and manage the Company’s cybersecurity threats and risks. They will identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example manual and automated tools, subscribing to reports and services that identify cybersecurity threats, conducting scans of the threat environment, evaluating threats reported to us, internal and external audits, conducting threat assessments for internal and external threats, third-party threat assessments and conducting vulnerability assessments to identify vulnerabilities.

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

Our assessment and management of material risks from cybersecurity threats will be integrated into the Company’s overall risk management processes. For example, our Information Security Management committee will evaluate material risks from cybersecurity threats against our overall business objectives and report to the audit committee of the board of directors, which evaluates our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example, professional services firms, including legal counsel, cybersecurity consultants, cybersecurity software providers and penetration testing firms.

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

Governance

The Audit Committee assists our board of directors in addressing the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ Audit Committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats. The Audit Committee regularly reviews and discusses the Company’s cybersecurity risks with management, including the Company’s Chief Information Officer, General Counsel, Vice President of Human Resources and Vice President of Operations.

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

Our cybersecurity incident response policy is being designed to escalate certain cybersecurity incidents to members of management depending on the circumstances. The Company’s Chief Executive Officer and Chief Information Officer work to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response policy will include reporting certain cybersecurity incidents to the Audit Committee of the board of directors.

ITEM 2. PROPERTIES

As of December 31, 2023, our major facilities consisted of:

Principal Operations	Facility	Location	Approximate square footage	Ownership	Year When Lease Term Ends

Headquarters	Office space	Fremont, CA	22,847	Leased	2026
General administrative and operations	Office space	Orem, UT	43,470	Leased	2027

ITEM 3. LEGAL PROCEEDINGS

The information with respect to legal proceedings is set forth under Note 19 – Commitments and Contingencies, in the accompanying consolidated financial statements in Part II, Item 8 of this Form 10-K, and is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Complete Solaria’s common stock, par value $0.0001 per share, is traded on the Nasdaq under the symbol “SPWR.”

As of March 31, 2025, there were approximately 140 holders of record of our common stock. Additionally, there were 194 holders of record of our warrants.

Recent Sales of Unregistered Securities

N/A

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

We fulfill our customer contracts by using in-house installation experts and by engaging with local construction specialists. We manage the customer experience and complete all pre-construction activities prior to delivering build-ready projects including hardware, engineering plans, and building permits to our builder partners. We manage and coordinate this process through our proprietary software system.

There is substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The consolidated financial statements included in this Annual Report on Form 10-K have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. They do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

Growth Strategy and Outlook

Our growth strategy contains the following elements:

●	Increase revenue by expanding installation capacity and developing new geographic markets – We continue to expand our network of partners who will install systems resulting from sales generated by our sales partners. By leveraging this network of skilled builders in addition to our in-house installation experts, we aim to increase our installation capacity in our traditional markets and expand our offering into new geographies throughout the U.S. This will enable greater sales growth in existing markets and create new revenue in expansion markets.

●	Increase revenue and margin by engaging national-scale sales partners – We aim to offer a turnkey solar solution to prospective sales partners with a national footprint. These include electric vehicle manufacturers, national home security providers, and real estate brokerages. We expect to create a consistent offering with a single execution process for such sales partners throughout their geographic territories. These national accounts have unique customer relationships that we believe will facilitate meaningful sales opportunities and low cost of acquisition to both increase revenue and improve margin.

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

Disposal Transaction

In October 2023, we completed the divestiture of our solar panel business to Maxeon (“Divestiture”), pursuant to the terms of the Disposal Agreement. Under the terms of the Disposal Agreement, Maxeon agreed to acquire certain assets and employees of Complete Solaria, for an aggregate purchase price of approximately $11.0 million consisting of 1,100,000 shares of Maxeon ordinary shares. We determined that the criteria were met for discontinued operations classification as the divestiture represented a strategic shift in our business. In connection with the Divestiture, we recognized a loss from discontinued operations of $2.0 million and $173.4 million in the fiscal years ended December 29, 2024 and December 31, 2023, respectively. We also sold all the Maxeon shares in the year ended December 31, 2023, and recorded a $4.2 million loss on the sale of these shares in our consolidated statements of operations and comprehensive loss.

Below we have discussed our historical results of continuing operations, which excludes our product revenues and related metrics, as all results of operations associated with the solar panel business have been presented as discontinued operations, unless otherwise noted.

SunPower Acquisition Transaction

On August 5, 2024, we entered into the aforementioned APA among us and the SunPower Debtors which provided for the sale and purchase of certain assets relating to the Blue Raven Solar business, New Homes Business and Non-Installing Dealer network previously operated by the SunPower Debtors (the “Acquired SunPower Assets”). The sale by SunPower was approved on September 23, 2024, by the United States Bankruptcy Court for the District of Delaware. We completed the acquisition (“Acquisition”) of the Acquired SunPower Assets (“SunPower Businesses”) effective September 30, 2024.

Financing of the Acquisition

Complete Solaria financed the Acquisition by issuing 7% convertible senior notes (“September 2024 Notes”) in September 2024, which are due in 2029. The September 2024 Notes mature on July 1, 2029 and are convertible into the Company’s common stock at the option of the holder at a conversion rate of $2.14 per share. The September 2024 Notes will become immediately due and payable at the option of the holder in the event of default and upon a qualifying change of control event.

Key Financial Definitions/Components of Results of Operations

Revenues

Revenue is recognized for Residential Solar Installation and New Home Business when a customer obtains control of promised products and services and we have satisfied our performance obligations which is the date by which substantially all of our design and installation is complete for a fully functioning solar power system to interconnect to the local power grid.

Installation includes the design of a solar energy system, the delivery of the components of the solar energy system (i.e., photovoltaic system, inverter, battery storage, etc.), installation services and services facilitating the connection of the solar energy system to the power grid. We account for these services as inputs to a combined output, resulting in a single service-based performance obligation.

The amount of revenue recognized reflects the consideration which we expect to be entitled to receive in exchange for the products and services. To achieve this core principle, we apply the following five steps:

Step 1. Identification of the contract(s) with a customer;

Step 2. Identification of the performance obligations in the contracts(s);

Step 3. Determination of the transaction price;

Step 4. Allocation of the transaction price to the performance obligations;

Step 5. Recognition of the revenue when, or as, we satisfy a performance obligation.

Residential Solar Installation Revenues

Our Residential Solar Installation segment sells products through a network of installing and non-installing dealers and resellers, as well as our internal sales team. Our contracts with customers include three primary contract types:

●	Cash agreements – We contract directly with homeowners who purchase the solar energy system and related services from us. Customers are invoiced on a billing schedule, where the majority of the transaction price is due upon installation with an additional payment due when the system passes inspection by the authority having jurisdiction.

●	Financing partner agreements – In our financing partner agreements, we contract directly with homeowners for the purchase of the solar energy system and related services. We refer the homeowner to a financing partner to finance the system, and the homeowner makes payments directly to the financing partner. We receive consideration from the financing partner on a billing schedule where the majority of the transaction price is due upon installation with an additional payment due when the system passes inspection by the authority having jurisdiction.

●	Power purchase agreements and lease agreements – We contract directly with a leasing partner to perform the solar energy system installation, and the homeowner will finance the system through a power purchase agreement (or lease), which is signed with our leasing partner. We consider the leasing partner to be our customer, as we do not contract directly with the homeowner and the leasing partner takes ownership of the system upon the completion of installation. We receive consideration from the leasing partner on a billing schedule where the majority of the transaction price is due upon installation with an additional payment due when the system passes inspection by the authority having jurisdiction.

New Home Business Revenues

Our New Homes Business sells through a network of home builders as well as our internal sales team. Our contracts with customers include two primary contract types:

●	Cash agreements – We contract directly with homebuilders who purchase the solar energy system from us and are the customers in the transaction. Our customers are invoiced upon the completion of installation.

●	Lease agreements – Prior to the SunPower Corporation’s declaration of bankruptcy, certain homeowners had intended to lease a system from the SunPower Corporation, but were unable to consummate the transaction (as a result of SunPower’s declaration of bankruptcy). The in-process system inventory (installed on recently constructed homes) was acquired by us in connection with the SunPower Acquisition. We contracted directly with a leasing partner to facilitate the leasing of the system to the impacted homeowners. We consider the leasing partner to be our customer. Under the terms of our arrangement with the leasing partner, control is not transferred to the customer until the completed system is accepted by the customer. We receive consideration from the leasing partner following the acceptance of the system.

Our performance obligation for both reportable segments is to design and install a fully functioning solar energy system. For all contract types (with the exception of New Homes Business Lease agreements), we recognize revenue over time. Our over-time revenue recognition begins when the solar power system is fully installed (as it is at this point that control of the asset begins to be transferred to the customer and the customer retains the significant risks and rewards of ownership of the solar power system). We recognize revenue using the input method based on direct costs to install the system and defer the costs of installation until such time that control of the asset transfers to the customer (installation). For New Homes Business Lease agreements, we consider the performance obligation to be satisfied at a point in time upon acceptance of the system by the customer.

Revenue is generally recognized at the transaction price contained within the agreement, net of costs of financing, or other consideration paid to the customers that is not in exchange for a distinct good or service. Our arrangements may contain clauses that can either increase or decrease the transaction price. Variable consideration is estimated at each measurement date at its most likely amount to the extent that it is probably that a significant reversal of cumulative revenue recognized will not occur and true-ups are applied prospectively as such estimates change.

We record deferred revenue for amounts invoiced that are received in advance of the provisioning of services. In certain contracts with customers, we arrange for a third-party financing partner to provide financing to the customer. We collect upfront from the financing partner and the customer will provide installment payments to the financing partner. We record revenue in the amount received from the financing partner, net of any financing fees charged to the homeowner, which we consider to be a customer incentive. None of our contracts contain a significant financing component.

Costs to obtain and fulfill contracts

Our costs to obtain and fulfill contracts, when recognized, associated with systems sales are expensed as sales commission and cost of revenue, respectively. In addition, incentives we provide to our customers, such as discounts and rebates, are recorded net to the revenue we have recognized on the solar power system.

Cost of Revenues

Cost of revenues is comprised primarily of cost of material, internal labor costs, third-party subcontractors, design services, engineering personnel and employee-related expenses associated with permitting services, associated warranty costs, freight and delivery costs, depreciation, and amortization of internally developed software. Cost of revenues from these services is recognized when the Company transfers control of the product to the customer, which is generally upon installation.

Operating Expenses

Sales Commissions

Sales commissions are direct and incremental costs of obtaining customer contracts. These costs are paid to internal sales teams and third-party vendors who source residential customer contracts for the sale of solar energy systems.

Sales and Marketing

Sales and marketing expenses primarily consist of personnel related costs, including salaries and employee benefits, stock-based compensation, and other promotional and advertising expenses. We expense certain sales and marketing, including promotional expenses, as incurred.

General and Administrative

General and administrative expenses consist primarily of personnel and related expenses for employees, in our finance, research, engineering, and administrative teams including salaries, bonuses, payroll taxes, and stock-based compensation. It also consists of legal, consulting, and professional fees, rent expenses pertaining to our offices, business insurance costs and other costs.

Interest Expense

Interest expense primarily relates to interest expense on the issuance of debt and convertible notes and the amortization of debt issuance costs.

Other income (expense), net

Other income (expense), net consists of changes in the fair value of our convertible notes, the impact of debt extinguishment, troubled debt restructuring, changes in the fair value of stock warrant liabilities and forward purchase agreements, and loss on the sale of an equity investment.

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

Critical Accounting Estimates

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

We believe that policies associated with our revenue recognition and business combination have the greatest impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Revenue Recognition

Revenue is recognized for Residential Solar Installation and New Home Business when a customer obtains control of promised products and services and we have satisfied our performance obligations which is the date by which substantially all of our design and installation is complete for a fully functioning solar power system to interconnect to the local power grid.

Installation includes the design of a solar energy system, the delivery of the components of the solar energy system (i.e., photovoltaic system, inverter, battery storage, etc.), installation services and services facilitating the connection of the solar energy system to the power grid. We account for these services as inputs to a combined output, resulting in a single service-based performance obligation.

The amount of revenue recognized reflects the consideration which we expect to be entitled to receive in exchange for the products and services. To achieve this core principle, we apply the following five steps:

Step 1. Identification of the contract(s) with a customer;

Step 2. Identification of the performance obligations in the contracts(s);

Step 3. Determination of the transaction price;

Step 4. Allocation of the transaction price to the performance obligations;

Step 5. Recognition of the revenue when, or as, we satisfy a performance obligation.

Residential Solar Installation Revenues

Our Residential Solar Installation segment sells products through a network of installing and non-installing dealers and resellers, as well as our internal sales team. Our contracts with customers include three primary contract types:

●	Cash agreements – We contract directly with homeowners who purchase the solar energy system and related services from us. Customers are invoiced on a billing schedule, where the majority of the transaction price is due upon installation with an additional payment due when the system passes inspection by the authority having jurisdiction.

●	Financing partner agreements – In our financing partner agreements, we contract directly with homeowners for the purchase of the solar energy system and related services. We refer the homeowner to a financing partner to finance the system, and the homeowner makes payments directly to the financing partner. We receive consideration from the financing partner on a billing schedule where the majority of the transaction price is due upon installation with an additional payment due when the system passes inspection by the authority having jurisdiction.

●	Power purchase agreements and lease agreements – We contract directly with a leasing partner to perform the solar energy system installation, and the homeowner will finance the system through a power purchase agreement (or lease), which is signed with our leasing partner. We consider the leasing partner to be our customer, as we do not contract directly with the homeowner and the leasing partner takes ownership of the system upon the completion of installation. We receive consideration from the leasing partner on a billing schedule where the majority of the transaction price is due upon installation with an additional payment due when the system passes inspection by the authority having jurisdiction.

New Home Business Revenues

Our New Homes Business sells through a network of home builders as well as our internal sales team. Our contracts with customers include two primary contract types:

●

Cash agreements – We contract directly with homebuilders who purchase the solar energy system from us and are the customers in the transaction. Our customers are invoiced upon the completion of installation.

●	Lease agreements – Prior to the SunPower Corporation’s declaration of bankruptcy, certain homeowners had intended to lease a system from the SunPower Corporation, but were unable to consummate the transaction (as a result of SunPower’s declaration of bankruptcy). The in-process system inventory (installed on recently constructed homes) was acquired by us in connection with the SunPower Acquisition. We contracted directly with a leasing partner to facilitate the leasing of the system to the impacted homeowners. We consider the leasing partner to be our customer. Under the terms of our arrangement with the leasing partner, control is not transferred to the customer until the completed system is accepted by the customer. We receive consideration from the leasing partner following the acceptance of the system.

Our performance obligation for both reportable segments is to design and install a fully functioning solar energy system. For all contract types (with the exception of New Homes Business Lease agreements), we recognize revenue over time. Our over-time revenue recognition begins when the solar power system is fully installed (as it is at this point that control of the asset begins to be transferred to the customer and the customer retains the significant risks and rewards of ownership of the solar power system). We recognize revenue using the input method based on direct costs to install the system and defer the costs of installation until such time that control of the asset transfers to the customer (installation). For New Homes Business Lease agreements, we consider the performance obligation to be satisfied at a point in time upon acceptance of the system by the customer.

Revenue is generally recognized at the transaction price contained within the agreement, net of costs of financing, or other consideration paid to the customers that is not in exchange for a distinct good or service. Our arrangements may contain clauses that can either increase or decrease the transaction price. Variable consideration is estimated at each measurement date at its most likely amount to the extent that it is probably that a significant reversal of cumulative revenue recognized will not occur and true-ups are applied prospectively as such estimates change.

We record deferred revenue for amounts invoiced that are received in advance of the provisioning of services. In certain contracts with customers, we arrange for a third-party financing partner to provide financing to the customer. We collect upfront from the financing partner and the customer will provide installment payments to the financing partner. We record revenue in the amount received from the financing partner, net of any financing fees charged to the homeowner, which we consider to be a customer incentive. None of our contracts contain a significant financing component.

Costs to obtain and fulfill contracts

Our costs to obtain and fulfill contracts, when recognized, associated with systems sales are expensed as sales commission and cost of revenue, respectively. In addition, incentives we provide to our customers, such as discounts and rebates, are recorded net to the revenue we have recognized on the solar power system.

Accounting for Business Combinations

We record all acquired assets and liabilities, including goodwill, and other identifiable intangible assets at fair value. The initial recording of goodwill, other identifiable intangible assets, requires certain estimates and assumptions concerning the determination of the fair values and useful lives. The judgments made in the context of the purchase price allocation can materially affect our future results of operations. Accordingly, for significant acquisitions, we obtain assistance from third-party valuation specialists. The valuations calculated from estimates are based on information available at the acquisition date. Goodwill is not amortized but is subject to annual tests for impairment or more frequent tests if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.

Recent Accounting Pronouncements

A discussion of recently issued accounting standards applicable to Complete Solaria is described in Note 2 – Summary of Significant Accounting Policies, in the accompanying notes to the consolidated financial statements.

Results of Operations

Fiscal year ended December 29, 2024 (“2024”) compared to year ended December 31, 2023 (“2023”)

In this section, we discuss the results of our operations for fiscal 2024 compared to fiscal 2023. We discuss our cash flows and current financial condition under “Liquidity and Capital Resources”.

The following table sets forth our statements of operations data for the fiscal years ended December 29, 2024 and December 31, 2023, respectively. We have derived this data from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for any future period. Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate exactly from the rounded numbers used for disclosure purposes.

	Fiscal Year Ended
	December 29,	December 31,	$	%
(in thousands)	2024	2023	Change	Change
Revenues	$108,742	$87,616	$21,126	24%
Cost of revenues(1)	69,240	69,828	(588)	(1)
Gross profit	39,502	17,788	21,714	122
Gross margin %	36%	20%
Operating expenses:
Sales commissions	24,590	31,127	(6,537)	(21)
Sales and marketing(1)	6,827	6,920	(93)	(1)
General and administrative(1)	76,594	32,099	44,495	139
Total operating expenses	108,011	70,146	37,865	54
Loss from continuing operations	(68,509)	(52,358)	(16,151)	31
Interest expense(2)	(16,223)	(14,033)	(2,190)	16
Interest income	19	36	(17)	(47)
Other income (expense), net(3)	7,932	(29,862)	37,794	(127)
Gain on troubled debt restructuring(4)	22,337	—	22,337	*
Loss from continuing operations before taxes	(54,444)	(96,217)	41,773	(43)
Income tax benefit (provision)	—	20	(20)	(100)
Net loss from continuing operations	$(54,444)	$(96,197)	$41,753	(43)

(1)	Includes stock-based compensation expense. See table below.

(2)	Includes interest expense to related parties of $7.6 million and $0.4 million during the fiscal years ended December 29, 2024, and December 31, 2023, respectively.

(3)

Other income (expense), net, in the fiscal year ended December 29, 2024, includes the following related party transactions; (i) $0.7 million of expense in connection with the conversion of SAFE Agreements into shares of common stock and the change in the fair value of SAFE Agreements, (ii) $3.0 million of expense in connection with the loss on issuance of a derivative liability and $0.3 million of income due to the change in the value of derivative liabilities, and (iii) $0.1 million of income in connection with the change in the fair value of forward purchase agreements.

Other income (expense), net in the fiscal year ended December 31, 2023, includes the following related party transaction; $0.7 million of expense for bonus shares issued in connection with the Mergers; $0.4 million of forward purchase agreements entered into and $9.1 million of change in the fair value of the forward purchase agreements; and $30.7 million of expense for shares issued in connection with the forward purchase agreements

(4)	Gain includes $12.5 million with a related party in the fiscal year ended December 29, 2024.

*	Percentage change not meaningful.

Includes stock-based compensation expense as follows (in thousands):

	Fiscal Year Ended
	December 29,	December 31,
	2024	2023
Cost of revenues	$157	$84
Sales and marketing	598	487
General and administrative	2,312	2,252
Total stock-based compensation expense	$3,067	$2,823

Revenues

We disaggregate our revenues based on the following operating segments (in thousands):

	Fiscal Year Ended
	December 29,	December 31,	$	%
	2024	2023	Change	Change
Residential Solar Installation	$67,460	$87,616	$(20,156)	(23)%
New Homes Business	41,282	—	41,282	100
Total revenue	$108,742	$87,616	$21,126	24

Total revenues increased by $21.1 million or 24%, during 2024 compared to 2023. This increase includes $84.6 million in revenue generated from the SunPower acquisition, partially offset by a decrease in legacy solar energy system installation of $61.0 million or 70% when compared to the previous year. The decrease in Residential Solar Installation during 2024 is primarily a result of decreased demand for solar energy systems due to the net energy metering program (“NEM 3.0”) that went live in California in April 2023, an overall softening in the industry due to reduced economic outlook in key markets, and rising interest rates.

The decrease in software enhanced services during 2024 was the result of a shift in focus towards solar energy installations.

Cost of Revenues

	Fiscal Year Ended
	December 29,	December 31,	$	%
	2024	2023	Change	Change
Residential Solar Installations	$45,266	$69,828	$(24,562)	(35)%
New Homes Business	23,974	—	23,974	100
Total cost of revenues	$69,240	$69,828	$(588)	(1)

Gross Margin
Total gross margin	36%	20%

Total costs of revenues decreased by $0.5 million, during 2024 compared to 2023. This decrease includes $49.0 million in cost of revenue generated from the SunPower acquisition partially offset by a $49.5 million or 1% decrease in costs attributable to decrease in legacy solar energy systems revenues

Gross Margin

Gross margin increased from 20% for the fiscal year ended December 31, 2023 to 36% for the fiscal year ended December 29, 2024. The increase in gross margin is primarily attributed to the SunPower acquisition. New Homes Business has a higher gross margin because the systems are integrated into new builds whereas solar system installations require retrofitting that may require additional labor and costly renovations for optimal roof orientation and proper installation.

Sales Commissions

	Fiscal Year Ended
	December 29,	December 31,	$	%
	2024	2023	Change	Change
Residential Solar Installations	$23,388	$31,127	$(7,739)	(25)%
New Homes Business	1,202	—	1,202	100
Sales Commission	$24,590	$31,127	$(6,537)	(21)

The decrease in Residential Solar Installations commissions during 2024 compared to 2023 is attributed to a decrease in sales in solar system installation revenue and overall decrease in customer acquisition costs.

Sales and Marketing

	Fiscal Year Ended
	December 29,	December 31,	$	%
	2024	2023	Change	Change
Residential Solar Installations	$6,827	$6,920	$(93)	(1)%
New Homes Business	—	—	—	—
Sales & Marketing	$6,827	$6,920	$(93)	(1)

Residential Solar Installation expense decreased in 2024 compared to 2023 due to the decrease in revenues and a reduction in incentives and rebates for the solar energy system installations.

General and Administrative

	Fiscal Year Ended
	December 29,	December 31,	$	%
	2024	2023	Change	Change
Residential Solar Installations	$73,362	$32,099	$41,263	129%
New Homes Business	3,232	—	3,232	100
Sales & Marketing	$76,594	$32,099	$44,495	139

The increase in general and administrative costs during 2024 compared to 2023 was primarily attributed to transformation costs as it relates to the SunPower acquisition. Increases in contractors, professional services such as legal, accounting and other outside services costs of $14.0 million related to the acquisition, payroll of $10.4 million, bad debt expense of $10.0 million, and overall one-time costs of $13.3 million of integrating the companies include consultants to identify areas of automation and operational synergies, software implementation, and data migration.

Interest Expense

Interest expense for the fiscal year ended December 29, 2024 increased $2.2 million or 16%, compared to the fiscal year ended December 31, 2023. The increase was primarily attributed to debt restructuring that was completed during the third quarter of fiscal 2024.

Other Income (Expense), Net

Other income (expense), net was $7.9 million for the fiscal year ended December 29, 2024. The expenses consisted primarily of and increased due to $34.0 million gain on remeasurement of derivative liability, and $6.5 million due to the change in fair value of warrant liability, warrants, forward purchase agreement liabilities and SAFE Agreement. The increase is offset by $24.7 million loss on issuance of a derivative liability, $1.3 million change in the fair value of FACT public, private placement and working capital warrants, $1.3 million loss on conversion of SAFE agreements to common stock with a related party and $3.8 million in other financing costs.

Other income (expense), net was $29.9 million for the fiscal year ended December 31, 2023. The expenses consisted primarily of $35.4 million in other expense related to the issuance of common stock in connection with the FPAs, the loss on extinguishment of debt in CS Solis of $10.3 million, the loss on sale of Maxeon equity securities of $4.2 million, $3.9 million in other expense associated with the change in fair value of FPAs, $2.4 million for the issuance of bonus shares in connection with the Mergers, $3.0 million relating to expenses relating to disposed operations and other expenses of $0.4 million. These expenses were offset by $29.3 million related to the change in fair value of our warrant liabilities.

Net Loss from Continuing Operations

As a result of the factors discussed above, our net loss from continuing operations for the fiscal year ended December 29, 2024, was $54.4 million a decrease of $41.8 million, as compared to a net loss from continuing operations of $96.2 million for the fiscal year ended December 31, 2023.

Liquidity and Capital Resources

Since inception, we have incurred losses and negative cash flows from operations. We incurred net losses of $56.5 million and $269.6 million, during the fiscal years ended December 29, 2024, and December 31, 2023, respectively, and had an accumulated deficit of $411.4 million and current debt of $1.5 million as of December 29, 2024. We had cash and cash equivalents of $13.4 million as of December 29, 2024, which were held for working capital expenditures. We believe our operating losses and negative operating cash flows will continue into the foreseeable future. We have financed our operations primarily through sales of equity securities, the issuance of convertible notes and cash generated from operations. Our cash equivalents are on deposit with major financial institutions. Our cash position raises substantial doubt regarding our ability to continue as a going concern for 12 months following the issuance of the consolidated financial statements.

We will receive the proceeds from any cash exercise of any warrants. The aggregate amount of proceeds could be up to $257.3 million if all the warrants are exercised for cash. However, to the extent the warrants are exercised on a “cashless basis,” the amount of cash we would receive from the exercise of the warrants will decrease. The Private Warrants and Working Capital Warrants may be exercised for cash or on a “cashless basis.” The Public Warrants and the Mergers Warrants may only be exercised for cash provided there is then an effective registration statement registering the shares of common stock issuable upon the exercise of such warrants. If there is not a then-effective registration statement, then such warrants may be exercised on a “cashless basis,” pursuant to an available exemption from registration under the Securities Act. We expect to use any such proceeds for general corporate and working capital purposes, which would increase our liquidity. As of April 28, 2025, the price of our common stock was $2.05 per share. The weighted average exercise price of the warrants was $8.12 as of December 29, 2024. We believe the likelihood that warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the market price of our common stock. If the market price for our common stock remains less than the exercise price, we believe warrant holders will be unlikely to exercise. In which case we will not receive any proceeds from the cash exercise of the warrants.

Debt Financings

In July 2024 we issued $46.0 million of 12% senior unsecured convertible notes. Of this issuance, $28.0 million was for cash and $18.0 million was in an exchange of existing debt on our consolidated balance sheet. Also during 2024, we issued $79.8 million of 7% senior unsecured convertible notes for cash.

12% Unsecured Convertible Senior Notes

In July 2024, we issued $46.0 million of senior unsecured convertible notes (“July 2024 Notes”) to various lenders. Including in connection with the exchange agreement transactions summarized below. Of the July 2024 Notes, $18.0 million were issued in exchange for the cancellation of indebtedness as discussed below, which amount included $10.0 million issued to a strategic investor identified by us as a related party. The July 2024 Notes also included $18.0 million issued to a related party affiliated with the Company’s CEO, Rodgers Massey Revocable Living Trust. The July 2024 Notes bear interest at 12% per annum and mature on July 1, 2029. The interest rate increases by 3% in the event of default. The July 2024 Notes are convertible into shares of our common stock at the option of the holder at a conversion rate and initially equal to 595.2381 shares of common stock per $1,000 principal amount of the July notes. The July 2024 Notes may be declared due and payable at the option of the holder upon event of default and upon a qualifying change of control event.

7% Unsecured Convertible Senior Notes

 In September 2024, we issued $66.8 million of senior unsecured convertible notes to various lenders (the “September 2024 Notes”), $8.0 million of which were issued to a related party. In December 2024, we issued additional September 2024 Notes for cash proceeds of $13.0 million. The September 2024 Notes bear interest at 7% per annum and mature on July 1, 2029. The September 2024 Notes are initially convertible into 467.8363 shares of common stock per $1,000 principal amount of September 2024 Notes. The September 2024 Notes may be declared due and payable at the option of the holder upon an event of default and upon a qualifying change of control event.

Exchange Agreement

On July 1, 2024, we entered into an Exchange Agreement (the “Exchange Agreement”) with CSEF Holdings, LLC and its affiliates (“Carlyle”) and Kline Hill (as defined below) providing for:

(i)	the cancellation of all indebtedness, inclusive of the CS Solis Debt, owed to Carlyle by the Company, termination of all debt instruments by and between the Company and Carlyle (through the transfer of Carlyle’s interest in CS Solis, LLC, to the Company), and the satisfaction of all obligations owed to Carlyle by the Company under the terminated debt instruments;

(ii)	the issuance of a note for the principal amount of $10.0 million to Carlyle as part of the July 2024 Notes;

(iii)	the cancellation of all indebtedness owed to Kline Hill Partners Fund LP, Kline Hill Partners IV SPV LLC, and Kline Hill Partners Opportunity IV SPV, LLC (collectively “Kline Hill”). by the Company, termination of all debt instruments by and between the Company and Kline Hill, including the 2018 Bridge Notes, the revolving loan and the secured credit facility, and the satisfaction of all obligations owed to Kline Hill by the Company under the terminated debt instruments;

(iv)	the issuance of a note for the principal amount of $8.0 million to Kline Hill as part of the July 2024 Notes; and

(v)	the issuance of 1,500,000 shares of common stock, par value $0.0001 per share, of the Company (the “Common Stock”) to Kline Hill (the “Shares”)

As a result of the Exchange Agreement, we settled our obligations relating to (i) 2018 Bridge Notes issued in 2018 which bore interest at 8% per annum, (ii) $3.7 million of the Revolving Loan entered into in 2020 which bore interest at the greater of 7.75% or Prime plus 4.5%; (iii) a Secured Credit Facility entered into in December 2022 which required the Company to repay amounts borrowed based upon a multiplier of 1.15 if repaid within 75 days and 1.175 if repaid after 75 days; and (iv) debt with CS Solis, an investment by Carlyle. The cancellation of existing indebtedness of these obligations in the Exchange Agreement aggregated to $65.9 million.

The Revolving Loan has a remaining outstanding balance of $1.5 million as of December 29, 2024 due to the Rodgers Massey Revocable Living Trust, a related party.

Polar Settlement Agreement

In September 2023, in connection with the Mergers, we entered into a settlement and release agreement with Polar Multi-Strategy Master Fund (“Polar”) for the settlement of a working capital loan that had been made by Polar to the Sponsor, prior to the closing of the Mergers. The settlement agreement required us to pay Polar $0.5 million in ten equal monthly installments and did not accrue interest. The balance outstanding was $0.3 million as of December 31, 2023. The remaining balance owed to Polar was paid in full in 2024.

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

The key terms of the forward contracts are as follows:

●	The FPA Sellers can terminate the transaction following the Optional Early Termination (“OET”) Date which shall specify the quantity by which the number of shares is to be reduced (such quantity, the “Terminated Shares”). Seller shall terminate the transaction in respect of any shares sold on or prior to the maturity date. The counterparty is entitled to an amount from the seller equal to the number of terminated shares multiplied by a reset price. The reset price is initially $10.56 (the “Initial Price”) and is subject to a $5.00 floor.

●	The FPAs contains multiple settlement outcomes. Per the terms of the agreements, the FPAs will (1) settle in cash in the event the Company is due cash upon settlement from the FPA Sellers or (2) settle in either cash or shares, at the discretion of the Company, should the settlement amount adjustment exceed the settlement amount. Should the Company elect to settle via shares, the equity will be issued in Complete Solaria Common Stock, with a per share price based on the volume-weighted average price (“VWAP”) Price over 15 scheduled trading days. The magnitude of the settlement is based on the Settlement Amount, an amount equal to the product of: (1) Number of shares issued to the FPA Seller pursuant to the FPA, less the number of Terminated Shares multiplied by (2) the VWAP Price over the valuation period. The Settlement amount will be reduced by the Settlement Adjustment, an amount equal to the product of (1) Number of shares in the Pricing Date Notice, less the number of Terminated Shares multiplied by $2.00.

●	The Settlement occurs as of the Valuation Date, which is the earlier to occur of (a) the date that is two years after the date of the Closing Date of the Mergers (b) the date specified by Seller in a written notice to be delivered to Counterparty at Seller’s discretion (which Valuation Date shall not be earlier than the day such notice is effective) after the occurrence of certain triggering events; and (c) 90 days after delivery by the Counterparty of a written notice in the event that for any 20 trading days during a 30 consecutive trading day-period (the “Measurement Period”) that occurs at least 6 months after the Closing Date, the VWAP Price is less than the then applicable Reset Price.

We entered into four separate FPAs, three of which, associated with the obligation to issue 6,300,000 Shares, were entered into prior to the closing of the Mergers. Upon signing the FPAs, we incurred an obligation to issue a fixed number of shares to the FPA Sellers contingent upon the closing of the Mergers in addition to the terms and conditions associated with the settlement of the FPAs.

On December 18, 2023, we and the FPA Sellers entered into separate amendments to the FPA (the “Amendments”). The Amendments lowered the reset floor price of each FPA from $5.00 to $3.00 and allow us to raise up to $10.0 million of equity from existing stockholders without triggering certain anti-dilution provisions contained in the FPA; provided, the insiders pay a price per share for their initial investment equal to the closing price per share as quoted on the Nasdaq on the day of purchase; provided, further, that any subsequent investments are made at a price per share equal to the greater of (a) the closing price per share as quoted by Nasdaq on the day of the purchase or (b) the amount paid in connection with the initial investment.

On May 7 and 8, 2024, respectively, we entered into and executed separate amendments to the FPAs (collectively the “Second Amendments”) with Sandia (the “Sandia Second Amendment”) and Polar (the “Polar Second Amendment”). The Second Amendments lowered the reset price of each FPA from $3.00 to $1.00 per share and amended the VWAP Trigger Event provision to read as “After December 31, 2024, an event that occurs if the VWAP Price, for any 20 trading days during a 30 consecutive trading day-period, is below $1.00 per Share”. The Sandia Second Amendment is not effective until we execute similar amendments with both Polar and Meteora.

On June 14, 2024, we entered into and executed an amendment to the FPA with Sandia (the “Sandia Third Amendment”). The Sandia Third Amendment set the reset price of each FPA to $1.00 per share and amended the VWAP Trigger Event provision to read as “After December 31, 2024, an event that occurs if the VWAP Price, for any 20 trading days during a 30 consecutive trading day-period, is below $1.00 per Share.”

On July 17, 2024, we entered into an amendment to the FPA with Polar pursuant to which we and Polar agreed that Section 2 (Most Favored Nation) of the FPA is applicable to all 2,450,000 shares subject to the FPA.

Simple Agreement for Future Equity (“SAFE”) Agreements

First SAFE

On January 31, 2024, we entered into a SAFE (“First SAFE”) with the Rodgers Massey Freedom and Free Markets Charitable Trust (the “Purchaser”) in connection with the Purchaser investing $1.5 million in the Company. The First SAFE is convertible into shares of our common stock, par value $0.0001 per share, upon the initial closing of a bona fide transaction or series of transactions with the principal purpose of raising capital, pursuant to which we issue and sell common stock at a fixed valuation (an “Equity Financing”), at a per share conversion price which is equal to the lower of (i) (a) $53.54 million divided by (b) our capitalization immediately prior to such Equity Financing (such conversion price, the “SAFE Price”), and (ii) 80% of the price per share of our common stock sold in the Equity Financing. If we consummate a change of control prior to the termination of the First SAFE, the Purchaser will be automatically entitled to receive a portion of the proceeds of such liquidity event equal to the greater of (i) $1.5 million and (ii) the amount payable on the number of shares of our common stock equal to (a) $1.5 million divided by (b)(1) $53.54 million divided by (2) our capitalization immediately prior to such liquidity event (the “Liquidity Price”), subject to certain adjustments as set forth in the First SAFE. The First SAFE was convertible into a maximum of 1,431,297 shares of our common stock, assuming a per share conversion price of $1.05, which is the product of (i) $1.31, the closing price of our common stock on January 31, 2024, multiplied by (ii) 80%.

On April 21, 2024, we entered into an amendment (“First SAFE Amendment”) that converted the First SAFE investment of $1.5 million into 4,166,667 shares of our common stock based on a conversion price of $0.36 per share, defined in the First SAFE Amendment as the product of (i) $0.45, the closing price of our common stock on April 19, 2024, multiplied by (ii) 80%. Upon conversion, we recorded a debit to SAFE Agreement of $1.5 million, a credit to Additional paid-in-capital of $1.9 million and recognized expense of $0.4 million within Other income (expense), net in our consolidated statement of operations for the fiscal year ended December 29, 2024.

Second SAFE

On February 15, 2024, we entered into a second SAFE (the “Second SAFE”) with the Purchaser, in connection with the Purchaser investing $3.5 million in the Company. The Second SAFE did not accrue interest. The Second SAFE was initially convertible into shares of our common stock upon the initial closing of an Equity Financing at a per share conversion price which was equal to the lower of (i) the Second SAFE Price, and (ii) 80% of the price per share of our common stock sold in the Equity Financing. If we consummated a change of control prior to the termination of the Second SAFE, the Purchaser would have been automatically entitled to receive an amount equal to the greater of (i) $3.5 million and (ii) the amount payable on the number of shares of our common stock equal to $3.5 million divided by the Liquidity Price, subject to certain adjustments as set forth in the Second SAFE. The Second SAFE was convertible into a maximum of 3,707,627 shares of our common stock, assuming a per share conversion price of $0.94, which is the product of (i) $1.18, the closing per share price of our common stock on February 15, 2024, (ii) 80%.

On April 21, 2024, we entered into an amendment (“Second SAFE Amendment”) that converted the Second SAFE investment of $3.5 million into 9,722,222 shares of our common stock based on a conversion price of $0.36 per share, defined in the Second SAFE Amendment as the product of (i) $0.45, the closing price of our common stock on April 19, 2024, multiplied by (ii) 80%. Upon conversion, we recorded a debit to SAFE Agreement of $3.5 million, a credit to Additional paid-in-capital of $4.4 million and recognized expense of $0.9 million within Other income (expense), net in our consolidated statement of operations for the fiscal year ended December 29, 2024.

Third SAFE

On May 13, 2024, we entered into a third SAFE (the “Third SAFE”) with the Purchaser, in connection with the Purchaser investing $1.0 million in the Company. The Third SAFE is convertible into shares of our common stock upon the initial closing of a bona fide transaction or series of transactions with the principal purpose of raising capital, pursuant to which the Company issues and sells shares of its common stock in an Equity Financing, at a per share conversion price which is equal to 50% of the price per share of our common stock sold in the Equity Financing. If we consummate a change of control prior to the termination of the Third SAFE, the Purchaser will be automatically entitled to receive a portion of the proceeds of such liquidity event equal to $1.0 million, subject to certain adjustments as set forth in the Third SAFE. The Third SAFE is convertible into a maximum of 2,750,000 shares of our common stock, assuming a per share conversion price of $0.275, which is the product of (i) $0.55, the closing price of our common stock on May 13, 2024, multiplied by (ii) 50%. Given that the SAFE could be settled in cash or a variable number of shares, we have accounted for the instrument as a liability at its fair value.

As of December 29, 2024, we estimated the fair value of the Third SAFE at $0.4 million based upon the assumptions disclosed in Note 5 – Fair Value Measurements to our consolidated financial statements.

Cash Flows for the Fiscal Years Ended December 29, 2024 and December 31, 2023

The following table summarizes Complete Solaria’s cash flows from operating, investing, and financing activities for the fiscal years ended (in thousands):

	Fiscal Year Ended
	December 29,	December 31,
	2024	2023
Net cash used in operating activities from continuing operations	$(54,662)	$(58,802)
Net cash provided by investing activities from continuing operations	(54,657)	6,171
Net cash provided by financing activities from continuing operations	120,100	50,425
Net increase in cash, cash equivalents and restricted cash from discontinued operations	—	190
Net increase (decrease) in cash, cash equivalents and restricted cash	10,803	(1,900)

Cash Flows from Operating Activities

Net cash used in operating activities from continuing operations of $54.6 million for the fiscal year ended December 29, 2024 was primarily due to the net loss from continuing operations, net of tax of $54.4 million and net cash outflows of $6.6 million from changes in our operating assets and liabilities which was partially offset by non-cash adjustments of $6.4 million. Non-cash charges primarily consisted of $24.7 million for loss on issuance of derivative liability, $9.1 million provision for credit losses, $5.8 million of amortization of debt issuance costs, $9.2 million of non-cash expense in connection with warrants issued for vendor services, $3.1 million of stock-based compensation expense, $3.9 million accretion of debt in CS Solis, $3.8 million for asset impairment and disposals, $2.7 million for depreciation and amortization, $1.8 million for non-cash interest expense, $0.8 million for lease expense, and $1.3 million for loss on conversion of SAFE Agreements to shares of common stock, and $0.4 million of other financing costs, partially offset by a decrease of $34.0 million for the change in fair value of derivative liabilities, $22.3 gain on troubled debt restructuring, $2.9 million change in fair value of warrant liabilities, and $1.0 million change due to fair value adjustments. The main drivers of net cash outflows derived from the changes in operating assets and liabilities were related to an increase in contract assets of $21.5 million, a $10.4 million decrease in accounts payable, a $0.8 million decrease in operating lease liabilities, and a $0.2 million increase in prepaid expenses and other current assets, partially offset by an $8.7 million decrease in inventories, a $3.3 million decrease in accounts receivable, a $14.1 million increase in accrued expenses and $0.2 million of other.

Net cash used in operating activities from continuing operations of $58.8 million for the fiscal year ended December 31, 2023 was primarily due to the net loss from continuing operations, net of tax of $96.2 million and net cash outflows of $17.4 million from changes in our operating assets and liabilities, adjusted for non-cash charges of $54.1 million. Non-cash charges primarily consisted of $35.5 million for the issuance of common stock in connection with FPAs, $10.3 million loss on CS Solis debt extinguishment, $4.2 million loss on sale of equity securities, $3.9 million change in fair value of FPAs, $4.3 million change in allowance for credit losses, $4.9 million of interest expense, $6.6 million accretion of long-term debt in CS Solis, $2.4 million related to the issuance of bonus common stock shares in connection with the Mergers, $3.4 million of stock-based compensation expense, and $6.1 million change in reserve for excess and obsolete inventory, $0.9 million in lease expense and $0.9 million in depreciation and amortization, partially offset by a decrease in the fair value of warrant liabilities of $29.3 million. The main drivers of net cash outflows derived from the changes in operating assets and liabilities were related to an increase in accounts receivable, net of $12.1 million, an increase in prepaid expenses and other current assets of $4.2 million, a decrease in deferred revenue of $1.7 million, a decrease in accrued expenses and other liabilities of $3.3 million and a decrease in operating lease liabilities of $0.6 million, partially offset a decrease in inventory of $1.5 million, an increase in accounts payable of $2.3 million, and a decrease in other noncurrent assets of $1.1 million.

Cash Flows from Investing Activities

Net cash used by investing activities of $54.7 million for the fiscal year ended December 29, 2024 was primarily due to the acquisition of SunPower of $53.5 million and $1.2 million in capital expenditures.

Net cash provided by investing activities of $6.2 million for the fiscal year ended December 31, 2023 was primarily due to sale of an investment.

Cash Flows from Financing Activities

Net cash provided by financing activities of $120.1 million for the fiscal year ended December 29, 2024 was primarily due to proceeds from the issuance of convertible notes, net of $107.7 million, proceeds from SAFE agreements of $6.0 million, proceeds from the issuance of common stock of $6.7 million and proceeds from the exercise of common stock options of $0.5 million. The proceeds were partially offset by finance lease payments and the payment of a note aggregating $0.8 million.

Net cash provided by financing activities of $50.4 million for the fiscal year ended December 31, 2023 was primarily due to total proceeds from the issuance of convertible notes, net of $21.3 million, total proceeds from the Mergers and PIPE Financing of $19.8 million, and proceeds from the issuance of notes payable, net of $14.1 million, partially offset by the repayment of notes payable of $9.8 million.

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

Complete Solaria is an “emerging growth company” as defined in Section 2(a) of the Securities Act and has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. Following the closing of the Mergers, our Post-Combination Company remains an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which we has total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1.0 billion in non-convertible debt in the prior three-year period, or (iv) the last day of the fiscal year ending after the fifth anniversary of our IPO. Complete Solaria expects to continue to take advantage of the benefits of the extended transition period, although it may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks in the ordinary course of our business. The Company monitors and manages these financial exposures as an integral part of its overall risk management program.

Interest Rate Risk

We do not have significant exposure to interest rate risk that could affect the balance sheet, statement of operations, and the statement of cash flows, as we do not have any outstanding variable rate debt as of December 29, 2024.

Concentrations of Credit Risk and Major Customers

Our customer base consists primarily of residential homeowners. We do not require collateral on our accounts receivable. Further, our accounts receivable are with individual homeowners and we are exposed to normal industry credit risks. We continually evaluate our reserves for potential credit losses and establish reserves for such losses.

As of December 29, 2024 no customer accounted for more than 10% of total accounts receivable, net, and at December 31, 2023, one customer accounted for 10% or more of the total accounts receivable.

For the fiscal years ended December 29, 2024 and December 31, 2023, three customers and one customer represented 36% and 55% of gross revenues, respectively, all from the Residential Solar Installation reportable segment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

COMPLETE SOLARIA, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Complete Solaria, Inc.

Fremont, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Complete Solaria, Inc. (the “Company”) as of December 29, 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the fiscal year then ended, and the related notes collectively referred to as the “consolidated financial statements.” In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2024, and the results of its operations and its cash flows for the fiscal year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses, and has negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2024.

Atlanta, Georgia

April 30, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Complete Solaria, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Complete Solaria, Inc. and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows, for the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Notes 2 and 22 to the financial statements, the accompanying 2023 financial statements have been retrospectively adjusted for the adoption of Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.

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

/s/ Deloitte & Touche LLP

San Francisco, California

April 1, 2024 (April 30, 2025, as to the effects of the Company’s adoption of ASU 2023-07, Segment Reporting, as described in Notes 2 and 22).

We began serving as the Company’s auditor in 2022. In 2024 we became the predecessor auditor.

COMPLETE SOLARIA, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 29,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$13,378	$2,593
Accounts receivable, net	25,842	26,281
Inventories	22,110	3,058
Prepaid expenses and other current assets	8,206	5,817
Contract assets, current portion	26,066	—
Total current assets	95,602	37,749
Restricted cash	3,841	3,823
Property and equipment, net	5,493	4,317
Operating lease right-of-use assets	3,041	1,235
Other noncurrent assets	628	198
Goodwill	18,476	—
Intangible assets, net	17,385	—
Total assets	$144,466	$47,322

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,980	$13,122
Accrued expenses and other current liabilities	56,081	27,870
Notes payable to related parties	1,500	—
Notes payable, net	—	28,657
Contract liabilities	10,003	2,423
SAFE Agreement with related party	384	—
Debt with CS Solis	—	33,280
Forward purchase agreement liabilities with related parties	1,274	3,232
Forward purchase agreement liabilities	2,220	599
Total current liabilities	79,442	109,183
Warranty provision, noncurrent	3,437	3,416
Warrant liability	1,561	9,817
Contract liabilities, noncurrent	918	1,055
Notes payable and derivative liabilities, net of current portion	92,638	—
Notes payable and derivative liabilities with related parties	53,193	—
Other long-term liabilities	8,553	—
Operating lease liabilities, net of current portion	2,263	664
Total liabilities	242,005	124,135

Commitments and contingencies (Note 19)

Stockholders’ (deficit):
Common stock, $0.0001 par value; Authorized 1,000,000,000 and 60,000,000 shares as of December 29, 2024 and December 31, 2023, respectively; issued and outstanding 73,784,645 and 49,065,361 shares as of December 29, 2024 and December 31, 2023, respectively	14	7
Additional paid-in capital	313,661	277,965
Accumulated other comprehensive loss	165	143
Accumulated deficit	(411,379)	(354,928)
Total stockholders’ (deficit)	(97,539)	(76,813)
Total liabilities and stockholders’ equity	$144,466	$47,322

The accompanying notes are an integral part of these consolidated financial statements.

COMPLETE SOLARIA, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Fiscal Year Ended
	December 29,	December 31,
	2024	2023
Revenues	$108,742	$87,616
Cost of revenues	69,240	69,828
Gross profit	39,502	17,788
Operating expenses:
Sales commissions	24,590	31,127
Sales and marketing	6,827	6,920
General and administrative	76,594	32,099
Total operating expenses	108,011	70,146
Loss from continuing operations	(68,509)	(52,358)
Interest expense (1)	(16,223)	(14,033)
Interest income	19	36
Other income (expense), net (2)	7,932	(29,862)
Gain on troubled debt restructuring(3)	22,337	—
Total Other expense	14,065	(43,859)
Loss from continuing operations before income taxes	(54,444)	(96,217)
Income tax benefit (provision)	—	20
Net loss from continuing operations	(54,444)	(96,197)
Loss from discontinued operations, net of taxes	(2,007)	(25,853)
Impairment loss from discontinued operations	—	(147,505)
Net loss from discontinued operations, net of taxes	(2,007)	(173,358)
Net loss	(56,451)	(269,555)
Other Comprehensive income:
Foreign currency translation adjustment	—	116
Comprehensive loss (net of tax)	$(56,451)	$(269,439)
Net loss from continuing operations per share attributable to common stockholders, basic	$(0.82)	$(3.89)
Net loss from discontinued operations per share attributable to common stockholders, basic	(0.03)	(1.05)
Net loss per share attributable to common stockholders, basic	$(0.85)	$(4.94)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic	66,655,837	24,723,370
Net loss from continuing operations per share attributable to common stockholders, diluted	$(1.19)	$(3.89)
Net loss from discontinued operations per share attributable to common stockholders, diluted	(0.03)	(1.05)
Net loss per share attributable to common stockholders, diluted	$(1.22)	$(4.94)
Weighted-average shares used to compute net loss per share attributable to common stockholders’, basic and diluted	75,793,548	24,723,370

(1)	Includes interest expense to related parties of $7.6 million and $0.4 million during the fiscal years ended December 29, 2024 and December 31, 2023, respectively. Refer to Note 15 – Borrowings and Derivative Liabilities for details.

(2)

Other income (expense), net in the fiscal year ended December 29, 2024 includes the following related party transactions; (i) $0.7 million of expense in connection with the conversion of SAFE Agreements into shares of common stock and the change in the fair value of SAFE Agreements (defined in the notes to the consolidated financial statements), (ii) $3.0 million of expense in connection with the loss on issuance of a derivative liability and $0.3 million of income due to the change in the value of derivative liabilities, and (iii) income of $0.1 million of expense in connection with the change in the fair value of forward purchase agreements.

Other income (expense), net in the fiscal year ended December 31, 2023, includes the following related party transaction; $0.7 million of expense for bonus shares issued in connection with the Mergers; $0.4 million of forward purchase agreements entered into and $9.1 million of change in the fair value of the forward purchase agreements; and $30.7 million of expense for shares issued in connection with the forward purchase agreements.

(3)	Gain includes $12.5 million with a related party in the fiscal year ended December 29, 2024. Refer to Note 15 – Borrowings and Derivative Liabilities for details.

The accompanying notes are an integral part of these consolidated financial statements.

COMPLETE SOLARIA, INC.

Consolidated Statements of Stockholders’ Deficit

(in thousands, except number of shares)

					Accumulated	Total
			Additional		Other	Stockholders’
	Common Stock		Paid-in-	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance as of January 1, 2023	19,932,429	$3	$190,624	$(85,373)	$27	$105,281
Conversion of 2022 Convertible Notes into common stock	5,460,075	2	40,950	—	—	40,952
Issuance of common stock upon the reverse capitalization, net of offering costs	13,458,293	2	4,586	—	—	4,588
Reclassification of prepaid PIPE	350,000	—	3,500	—	—	3,500
Reclassification of warrants between liabilities and equity	—	—	4,329	—	—	4,329
Reclassification of Legacy Complete Solaria Common stock into Complete Solaria Common Stock	—	(1)	2	—	—	1
Issuance of common stock in connection with forward purchase agreements	1,050,000	—	4,777	—	—	4,777
Issuance of common stock in connection with forward purchase agreements due to related party	4,508,488	1	30,712	—	—	30,713
Issuance of common stock bonus shares in connection with Mergers	463,976	—	2,394	—	—	2,394
Residual Mergers proceeds	—	—	161	—	—	161
Modification of Carlyle Warrant	—	—	(10,862)	—	—	(10,862)
Issuance of restricted stock units	98,097	—	52	—	—	52
Issuance of common stock warrants	—	—	(3,516)	—	—	(3,516)
Issuance of common stock to related party	3,676,470	—	5,000	—	—	5,000
Exercise of common stock options	67,533	—	57	—	—	57
Stock-based compensation	—	—	5,199	—	—	5,199
Foreign currency translation	—	—	—	—	116	116
Net loss	—	—	—	(269,555)	—	(269,555)
Balance as of December 31, 2023	49,065,361	$7	$277,965	$(354,928)	$143	$(76,813)
Exercise of common stock options	398,883	—	532	—	—	532
Vesting of restricted stock units	669,059	—	-	—	—	—
Stock-based compensation	—	—	3,067	—	—	3,067
Issuance of common stock warrants	—	—	1,400	—	—	1,400
Issuance of common stock warrants for services	—	—	9,179	—	—	9,179
Issuance of common stock upon conversion of SAFEs	13,888,889	6	6,244	—	—	6,250
Exercise of common stock warrants	5,343,616	1	—	—	—	1
Issuance of common stock for exchange of debt	1,500,000	—	2,220	—	—	2,220
Issuance of common stock	2,918,837	—	7,144	—	—	7,144
Modification of Warrant Agreement	—	—	7,306	—	—	7,306
Offering costs of reverse recapitalization	—	—	(1,396)	—	—	(1,396)
Net loss	—	—	—	(56,451)	—	(56,451)
Foreign currency translation adjustment	—	—	—	—	22	22
Balance as of December 29, 2024	73,784,645	$14	$313,661	$(411,379)	$165	$(97,539)

The accompanying notes are an integral part of these consolidated financial statements.

COMPLETE SOLARIA, INC.

Consolidated Statements of Cash Flows

(in thousands, except number of shares)

	Fiscal Year Ended
	December 29,	December 31,
	2024	2023
Cash flows from operating activities from continuing operations
Net loss	$(56,451)	$(269,555)
Loss from discontinued operations, net of income taxes	(2,007)	(173,358)
Net loss from continuing operations, net of tax	(54,444)	(96,197)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock-based compensation expense	3,067	3,364
Non-cash interest expense(1)	1,757	4,882
Accretion of debt in CS Solis(2)	3,872	6,579
Non-cash lease expense	816	947
Gain on troubled debt restructuring(8)	(22,337)	—
Loss on CS Solis debt extinguishment	—	10,338
Depreciation and amortization	2,736	930
Amortization of debt issuance costs(11)	5,842	—
Other financing costs	450	—
Provision for credit losses	9,132	4,274
Change in reserve for excess and obsolete inventory	—	6,148
Change in fair value of SAFE Agreements with related party	(616)	—
Loss on conversion of SAFE Agreements to shares of common stock with related party	1,250	—
Loss on sale of equity securities	—	4,154
Loss on issuance of derivative liability(3)	24,688	—
Change in fair value of derivative liabilities(12)	(33,986)	—
Change in fair value of warrant liabilities	(2,921)	(29,310)
Issuance of forward purchase agreements(4)	—	(76)
Change in fair value of forward purchase agreement liabilities(5)	(337)	3,906
Loss on issuance of common stock in connection with forward purchase agreements(6)	—	35,490
Non-cash expense in connection with warrants issued for vendor services	9,179	—
Loss on asset impairments and disposals	3,827	—
Loss on issuance of common stock bonus shares in connection with the Mergers(7)	—	2,394
Issuance of restricted stock units in connection with vendor services	—	52
Changes in operating assets and liabilities:
Accounts receivable	3,306	(12,106)
Contract assets, current portion	(21,451)	—
Inventories	8,654	1,544
Prepaid expenses and other current assets	(170)	(4,197)
Other noncurrent assets	111	1,132
Accounts payable	(10,412)	2,292
Accrued expenses and other current liabilities	14,071	(3,313)
Operating lease liabilities	(849)	(598)
Warranty provision, noncurrent	21	255
Deferred revenue	82	(1,685)
Net cash used in operating activities from continuing operations	(54,662)	(58,802)
Net cash provided by operating activities from discontinued operations	—	190
Net cash used in operating activities	(54,662)	(58,612)
Cash flows from investing activities from continuing operations
Purchases of property and equipment	—	(35)
Capitalization of internal-use-software costs	(1,157)	(1,939)
Cash paid for acquisitions; net of cash acquired	(53,500)	—
Proceeds from the sale of equity securities	—	8,145
Net cash (used in) provided by investing activities	(54,657)	6,171
Cash flows from financing activities from continuing operations
Proceeds from issuance of notes payable, net of issuance cost		14,102
Principal repayment of notes payable	(300)	(9,803)
Proceeds from issuance of convertible notes, net of issuance cost	81,725	17,750
Proceeds from issuance of convertible notes to related parties	26,000	3,500
Proceeds from issuance of SAFE agreements	6,000	—
Proceeds from issuance of common stock	6,694	—
Proceeds from exercise of common stock options	532	57
Proceeds from Mergers and PIPE Financing	—	4,219
Proceeds from Mergers and PIPE Financing from related parties	—	15,600
Proceeds from common stock	—	5,000
Financing lease payments	(551)	—
Net cash provided by financing activities from continuing operations	120,100	50,425
Effect of exchange rate changes	22	116
Net increase (decrease) in cash, cash equivalents and restricted cash	10,803	(1,900)
Cash, cash equivalents, and restricted cash at beginning of period	6,416	8,316
Cash, cash equivalents, and restricted cash at end of period	$17,219	$6,416

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$77	$2,147
Cash paid during the year for income taxes	10	—
Supplemental schedule of noncash investing and financing activities:
Cancellation of existing indebtedness in Exchange Agreement(9)	$65,873	$—
Issuance of convertible notes in Exchange Agreement(10)	42,662	—
Issuance of common stock in Exchange Agreement	2,220	—
Conversion of SAFE Agreements to shares of common stock – related party	5,000	—
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	116	—
Offering costs	1,396	—
Warrants issued in debt issuance	860	—
Carlyle Warrant modification – related party	7,306	10,862
Conversion of 2022 Convertible notes into common stock	—	30,625
Issuance of common stock warrants	—	3,516
Conversion of 2022 Convertible Notes into common stock	—	21,561
Conversion of 2022 Convertible Notes issued to related parties into common stock	—	19,390
Conversion of preferred stock into common stock	—	155,630
Issuance of common stock in connection with forward purchase agreements (5)	—	35,490
Issuance of common stock bonus shares in connection with the Mergers (6)	—	2,394
Recapitalization of Legacy Complete Solaria Common stock into Complete Solaria Common Stock	—	1
Reclassification of investor deposit to PIPE funds	—	3,500
Reclassification of warrants between liabilities and equity	—	4,329

(1)	Non-cash interest expense to related parties of zero and $0.4 million during the fiscal years ended December 29, 2024 and December 31, 2023, respectively.

(2)	Identified as a related party transaction in the fiscal year ended December 29, 2024.

(3)	Includes $3.0 million loss on a derivative liability issued to the Massey Trust (as later defined in Note 15 – Borrowings and Derivative Liabilities) a related party.

(4)	Issuance of forward purchase agreements includes other income from related parties of zero and $0.4 million during the fiscal years ended December 29, 2024 and December 31, 2023, respectively.

(5)	Change in fair value of forward purchase agreement liabilities from related parties was income of $0.1 million and ($9.1) million during the fiscal years ended December 29, 2024 and December 31, 2023, respectively.

(6)	Issuance of common stock in connection with forward purchase agreements includes other expense from related parties of zero and ($30.7) million during the fiscal years ended December 29, 2024 and December 31, 2023, respectively.

(7)	Issuance of common stock bonus shares to related parties in connection with the Mergers includes other expense of $0.7 million during the fiscal year ended December 31, 2023.

(8)	Gain includes $12.5 million with a related party in the fiscal year ended December 29, 2024. Refer to Note 15 – Borrowings and Derivative Liabilities for details.

(9)	Includes related party debt cancellation of $37.2 million.

(10)	Includes $23.7 million issuance of convertible notes with related parties.

(11)	Includes $1.6 million of amortization of debt issuance costs with related parties.

(12)	Includes $0.3 million gain in connection with the change in the fair value of derivative liabilities issued to the Massey Trust and Carlyle (as later defined in Note 15 – Borrowings and Derivative Liabilities) with related parties.

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Organization

(a) Description of Business

Complete Solaria, Inc. (the “Company” or “Complete Solaria”) is a residential solar installer that offers storage and home energy solutions to customers in North America. The Company is headquartered in Fremont, California.

Complete Solar, Inc. (“Complete Solar”) was incorporated in Delaware on February 22, 2010. Through February 2022, the Company operated as a single legal entity as Complete Solar, Inc. In February 2022, the Company implemented a holding company reorganization (the “Reorganization”) in which the Company created and incorporated Complete Solar Holding Corporation (“Complete Solar Holdings”). As a result of the Reorganization, Complete Solar Holdings became the successor entity to Complete Solar, Inc. Subsequently, Complete Solar Holdings changed its name to Complete Solaria, Inc.

In October 2022, the Company entered into a business combination agreement, as amended on December 26, 2022 and January 17, 2023 (“Original Business Combination Agreement”) and as amended on May 26, 2023 (“Amended and Restated Business Combination Agreement”), with Jupiter Merger Sub I Corp., a Delaware corporation and a wholly owned subsidiary of Freedom Acquisition I Corp. (“FACT”) (“First Merger Sub”), Jupiter Merger Sub II LLC, a Delaware limited liability company and a wholly owned subsidiary of FACT (“Second Merger Sub”), Complete Solar Holding Corporation, a Delaware corporation, and The Solaria Corporation (“Solaria”), a Delaware corporation.

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

On August 18, 2023, the Company entered into a Non-Binding Letter of Intent to sell certain of Complete Solaria’s North American solar panel assets to Maxeon Solar Technologies, Ltd. (“Maxeon”).

On August 5, 2024, Complete Solaria entered into an Asset Purchase Agreement (the “APA”) among Complete Solaria, SunPower Corporation (“SunPower”) and SunPower’s direct and indirect subsidiaries (collectively, the “SunPower Debtors”) providing for the Company’s purchase of certain assets relating to the Blue Raven Solar business, New Homes Business and Non-Installing Dealer network previously operated by the SunPower Debtors (“SunPower Acquisition”). The APA was entered into in connection with a voluntary petition filed by SunPower under Chapter 11 of the United States Code, 11 U.S.C.§§ 101-1532. The sale by SunPower was approved on September 23, 2024, by the United States Bankruptcy Court for the District of Delaware. The Company completed the acquisition of the Acquired Assets (as defined in the APA) effective September 30, 2024, in exchange for consideration of $54.5 million, net of $1.0 cash acquired. The acquisition transactions under the APA are referred to herein as the “Acquisition,” and the assets and businesses acquired by the Company under the APA are referred to as the “SunPower Businesses.” Refer to Note 4 – Business Combination for a further discussion of the allocation of consideration transferred.

(b) Divestiture

In October 2023, the Company completed the sale of its solar panel business to Maxeon (“Divestiture”), pursuant to the terms of the Asset Purchase Agreement (the “Disposal Agreement”). The Company determined that the Divestiture represented a strategic shift in the Company’s business and qualified as a discontinued operation. Under the terms of the Disposal Agreement, Maxeon agreed to acquire certain assets and employees of Complete Solaria, for an aggregate purchase price of approximately $11.0 million consisting of 1,100,000 shares of Maxeon ordinary shares. In connection with the divestiture the Company recognized a net loss from discontinued operations of $2.0 million and $173.4 million in the fiscal years ended December 29, 2024 and December 31, 2023, respectively. The Company subsequently sold all of its Maxeon shares received in the Divestiture and recognized a loss upon sale of $4.2 million which is classified within continuing operations as Other income (expense), net within the Company’s consolidated statement of operations and comprehensive loss in the year ended December 31, 2023.

Accordingly, the results of operations and cash flows relating to Solaria were reflected as discontinued operations in the consolidated statements of operations and comprehensive loss and consolidated statements of cash flows for the fiscal years ended December 29, 2024 and December 31, 2023.

Components of amounts reflected in the consolidated statements of operations and comprehensive loss related to discontinued operations are presented in the table, as follows (in thousands):

	Fiscal Year Ended
	December 29,	December 31,
	2024	2023
Revenues	$—	$29,048
Cost of revenues	—	30,609
Gross loss	—	(1,561)
Operating expenses:
Sales and marketing	—	6,855
General and administrative	2,007	17,472
Total operating expenses	2,007	24,327
Loss from discontinued operations	(2,007)	(25,888)
Other income, net	—	31
Loss from discontinued operations before income taxes	(2,007)	(25,857)
Income tax benefit	—	4
Loss from discontinued operations, net of tax	(2,007)	(25,853)
Impairment loss from discontinued operations	—	(147,505)
Net loss from discontinued operations	$(2,007)	$(173,358)

(c) Liquidity and Going Concern

Since inception, the Company has incurred recurring losses and negative cash flows from operations. The Company incurred a net loss of $56.5 million during the fiscal year ended December 29, 2024 and had an accumulated deficit of $411.4 million and current debt of $1.5 million as of December 29, 2024. The Company had cash and cash equivalents, excluding restricted cash, of $13.4 million as of December 29, 2024. The Company believes that its operating losses and negative operating cash flows will continue into the foreseeable future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to obtain additional funding. Historically, the Company’s activities have been financed through private placements of equity securities, debt and proceeds from the Merger. If the Company is not able to secure adequate additional funding when needed, the Company will need to reevaluate its operating plan and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs or cease operations entirely. These actions could materially impact the Company’s business, results of operations and future prospects. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms that are favorable, or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Therefore, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. They do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation

The consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

On March 10, 2025, the Company’s board of directors approved a change in the Company’s fiscal year end to have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. This change is effective for the fiscal year ended December 29, 2024.

(b) Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, as well as related disclosure of contingent assets and liabilities. Significant estimates and assumptions made by management include, but are not limited to, the determination of:

●	Fair value of warrant liabilities;

●	Fair value of the forward purchase agreements

●	Fair value of Simple Agreements for Future Equity Agreements (“SAFEs”)

●	The reserve methodology for inventory obsolescence;

●	The reserve methodology for product warranty;

●	The reserve methodology for the allowance for credit losses;

●	Fair value of the derivative liabilities; and

●	The measurement of stock-based compensation.

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

(c) Concentration of Risks

The Company is exposed to credit losses in the event of nonperformance by the counterparties to its financial and derivative instruments. Financial and derivative instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, contract receivables and forward purchase agreement assets. The Company’s cash and cash equivalents are on deposit with major financial institutions. Such deposits may be in excess of insured limits. The Company believes that the financial institutions that hold the Company’s cash are financially sound, and accordingly, minimum credit risk exists with respect to these balances. The Company has not experienced any losses due to institutional failure or bankruptcy. The Company performs credit evaluations of its customers and generally does not require collateral for sales on credit. As of December 29, 2024, no customer had an outstanding balance that represented more than 10% of the total accounts receivable balance. As of December 31, 2023, two customers had an outstanding balance that represented 38% and 16% of the total accounts receivable balance.

Concentration of Customers

The Company defines major customers as those customers who generate revenues that exceed 10% of the Company’s annual net revenues. For the fiscal years ended December 29, 2024 and December 31, 2023, three customers and one customer represented 36% and 55% of gross revenues, respectively, all from the Residential Solar Installation reportable segment.

Concentration of Suppliers

For the fiscal year ended December 29, 2024, the Company expanded its preferred supplier list, as such there was no concentration of suppliers. For the fiscal year ended December 31, 2023, one supplier represented 40% of the Company’s inventory purchases.

(d) Cash and Cash Equivalents

The Company considers all highly liquid securities that mature within three months or less from the original date of purchase to be cash equivalents. The Company maintains the majority of its cash balances with commercial banks in interest bearing accounts. Cash and cash equivalents include cash held in checking and savings accounts and money market accounts consisting of highly liquid securities with maturity dates of three months or less from the original date of purchase. As of December 29, 2024 and December 31, 2023, the Company had cash balances of $13.4 million and $2.6 million, respectively, in excess of federally insured limits.

(e) Restricted Cash

The Company classifies all cash for which usage is limited by contractual provisions as restricted cash. The restricted cash consists of deposits in money market accounts, which is used as cash collateral backing letters of credit related to customs duty authorities’ requirements. The Company has presented these balances under restricted cash, as a long-term asset, in the consolidated balance sheets. The Company reconciles cash, cash equivalents, and restricted cash reported in its consolidated balance sheets that aggregate to the beginning and ending balances shown in the Company’s consolidated statements of cash flows as follows (in thousands):

	As of
	December 29,	December 31,
	2024	2023
Cash and cash equivalents	$13,378	$2,593
Restricted cash	3,841	3,823
Total cash, cash equivalents, and restricted cash	$17,219	$6,416

(f) Estimated Credit Losses

The Company recognizes an allowance for credit loss at the time a receivable is recorded based on the Company’s estimate of expected credit losses, historical write-off experience, and current account knowledge, and adjusts this estimate over the life of the receivable as needed. The Company evaluates the aggregation and risk characteristics of a receivable pool and develops loss rates that reflect historical collections, current forecasts of future economic conditions over the time horizon that the Company is exposed to credit risk, and payment terms or conditions that may materially affect future forecasts.

The Company performs ongoing credit evaluations of its customers’ financial condition when deemed necessary. The Company maintains an allowance for credit losses based on the expected collectability of all accounts receivable, which takes into consideration an analysis of historical bad debts, specific customer creditworthiness and current economic trends. The Company believes that its concentration of credit risk is limited because of the large number of customers, credit quality of the customer base, small account balances for most of these customers, and customer geographic diversification.

The following table summarizes the allowance for credit losses as follows (in thousands):

	As of
	December 29,	December 31,
	2024	2023
Balance at beginning of period	$(9,846)	$(4,812)
Provision charged to earnings	(9,132)	(5,083)
Amounts written off, net of recoveries and other adjustments	17,277	49
Balance at end of period	$(1,701)	$(9,846)

The Company does not have any off-balance sheet credit exposure relating to its customers. In fiscal year 2024, the Company identified customer accounts receivable balances that were deemed to be uncollectible, which were reserved and written off.

(g) Contract Assets and Contract Liabilities

Contract assets consist of unbilled receivables which represent revenue that has been recognized in advance of billing the customer. Contract liabilities consist of deferred revenue and customer advances, which represent consideration received from a customer prior to transferring control of goods or services to the customer under the terms of a sales contract. Total contract assets and contract liabilities balances as of the respective dates are as follows (in thousands):

	As of
	December 29,	December 31,
	2024	2023
Contract assets	$26,066	$—
Contract liabilities current and noncurrent	10,921	3,478

During the fiscal year ended December 29, 2024, the increase in contract assets of $26.1 million was primarily driven by an increase in residential project sales that have met revenue recognition based on applicable milestones but have not been billed. The increase in contract assets and contract liabilities is primarily attributed to the SunPower Acquisition in fiscal year 2024.

The Company typically invoices its customers upon completion of set milestones, generally upon installation of the solar energy system with the remaining balance invoiced upon passing final building inspection. Standard payment terms to customers range from 30 to 60 days. When the Company receives payment, or when such payment is unconditionally due from a customer prior to delivering goods or services to the customer under the terms of a customer agreement, the Company records this deferred revenue as a contract liability. As installation projects are typically completed within 12-months, the Company’s contract liability is reflected within current liabilities in the accompanying consolidated balance sheets. The amount of revenue recognized during the years ended December 29, 2024, and December 31, 2023, that was included in contract liabilities at the beginning of each period was $3.5 million and $2.1 million, respectively.

(h) Inventories

Inventories consist of solar panels and the components of solar energy systems all of which is classified as finished goods within current assets at December 29, 2024 and December 31, 2023. Inventory is valued using the average cost method. The Company identifies inventory which is considered obsolete or in excess of anticipated demand based on a consideration of marketability and product life cycle stage, component cost trends, demand forecasts, historical revenues, and assumptions about future demand and market conditions, and such inventory has been adjusted to its lower of cost or net realizable value.

(i) Revenue Recognition

Revenue is recognized for Residential Solar Installation and New Home Business when a customer obtains control of promised products and services and the Company has satisfied its performance obligations which is the date by which substantially all of its design and installation is complete for a fully functioning solar power system to interconnect to the local power grid.

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

Residential Solar Installation Revenues

The Company’s Residential Solar Installation segment sells products through a network of installing and non-installing dealers and resellers, as well as its internal sales team. The Company’s contracts with customers include three primary contract types:

●	Cash agreements – The Company contracts directly with homeowners who purchase the solar energy system and related services from the Company. Customers are invoiced on a billing schedule, where the majority of the transaction price is due upon installation with an additional payment due when the system passes inspection by the authority having jurisdiction.

●	Financing partner agreements – In its financing partner agreements, the Company contracts directly with homeowners for the purchase of the solar energy system and related services. The Company refers the homeowner to a financing partner to finance the system, and the homeowner makes payments directly to the financing partner. The Company receives consideration from the financing partner on a billing schedule where the majority of the transaction price is due upon installation with an additional payment due when the system passes inspection by the authority having jurisdiction.

●	Power purchase agreements and lease agreements – The Company contracts directly with a leasing partner to perform the solar energy system installation, and the homeowner will finance the system through a power purchase agreement (or lease), which is signed with the Company’s leasing partner. The Company considers the leasing partner to be its customer, as the Company does not contract directly with the homeowner and the leasing partner takes ownership of the system upon the completion of installation. The Company receives consideration from the leasing partner on a billing schedule where the majority of the transaction price is due upon installation with an additional payment due when the system passes inspection by the authority having jurisdiction.

New Home Business Revenues

The Company’s New Homes Business sells through a network of home builders as well as its internal sales team. The Company’s contracts with customers include two primary contract types:

●

Cash agreements – The Company contracts directly with homebuilders who purchase the solar energy system from the Company and are the customers in the transaction. The Company’s customers are invoiced upon the completion of installation.

●	Lease agreements – Prior to the SunPower Corporation’s declaration of bankruptcy, certain homeowners had intended to lease a system from the SunPower Corporation, but were unable to consummate the transaction (as a result of SunPower’s declaration of bankruptcy). The in-process system inventory (installed on recently constructed homes) was acquired by the Company in connection with the SunPower Acquisition. The Company contracted directly with a leasing partner to facilitate the leasing of the system to the impacted homeowners. The Company considers the leasing partner to be its customer. Under the terms of the Company’s arrangement with the leasing partner, control is not transferred to the customer until the completed system is accepted by the customer. The Company receives consideration from the leasing partner following the acceptance of the system.

The Company’s performance obligation for both reportable segments is to design and install a fully functioning solar energy system. For all contract types (with the exception of New Homes Business Lease agreements), the Company recognizes revenue over time. The Company’s over-time revenue recognition begins when the solar power system is fully installed (as it is at this point that control of the asset begins to be transferred to the customer and the customer retains the significant risks and rewards of ownership of the solar power system). The Company recognizes revenue using the input method based on direct costs to install the system and defers the costs of installation until such time that control of the asset transfers to the customer (installation). For New Homes Business Lease agreements, the Company considers the performance obligation to be satisfied at a point in time upon acceptance of the system by the customer.

Revenue is generally recognized at the transaction price contained within the agreement, net of costs of financing, or other consideration paid to the customers that is not in exchange for a distinct good or service. The Company’s arrangements may contain clauses that can either increase or decrease the transaction price. Variable consideration is estimated at each measurement date at its most likely amount to the extent that it is probably that a significant reversal of cumulative revenue recognized will not occur and true-ups are applied prospectively as such estimates change.

The Company records deferred revenue for amounts invoiced that are received in advance of the provisioning of services. In certain contracts with customers, the Company arranges for a third-party financing partner to provide financing to the customer. The Company collects upfront from the financing partner and the customer will provide installment payments to the financing partner. The Company records revenue in the amount received from the financing partner, net of any financing fees charged to the homeowner, which the Company considers to be a customer incentive. None of the Company’s contracts contain a significant financing component.

Costs to obtain and fulfill contracts

The Company’s costs to obtain and fulfill contracts, when recognized, associated with systems sales are expensed as sales commission and cost of revenue, respectively. In addition, incentives the Company provides to its customers, such as discounts and rebates, are recorded net to the revenue the Company has recognized on the solar power system.

Warranties

The Company typically provides a 10-year warranty on its solar energy system installations, which provides assurance over the workmanship in performing the installation, including roof leaks caused by the Company’s performance. For solar panel sales recognized prior to the Divestiture, the Company provides a 30-year warranty that the products will be free from defects in material and workmanship. The Company retained its warranty obligations associated with panel sales prior to the Divestiture.

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

Disaggregation of revenue

Refer to the table below for the Company’s revenue recognized (in thousands):

	Fiscal Year Ended
	December 29,	December 31,
	2024	2023
Residential Solar Installations
Revenue recognized over time	$67,460	$84,858
Revenue recognized at a point in time	—	2,758
Total Residential Solar Installations	67,460	87,616

New Homes Business
Revenue recognized over time	32,205	—
Revenue recognized at a point in time	9,077	—
Total New Homes Business	41,282	—
Total revenue	$108,742	$87,616

For the fiscal years ended December 29, 2024, and December 31, 2023, all revenue recognized was generated in the U.S.

Remaining performance obligations

The Company elected the practical expedient not to disclose the remaining performance obligations for contracts that are less than one year in length. As of December 29, 2024, the Company has deferred $0.9 million associated with a long-term service contract, which will be recognized evenly through 2028. The Company had deferred $1.2 million associated with a long-term service contract as of December 31, 2023.

Incremental costs of obtaining customer contracts

Incremental costs of obtaining customer contracts consist of sales commissions, which are costs paid to third-party vendors who source residential customer contracts for the sale of solar energy systems by the Company. The Company defers sales commissions and recognizes expenses in accordance with the timing of the related revenue recognition. Amortization of deferred commissions is recorded as sales commissions in the accompanying consolidated statements of operations and comprehensive loss. As of December 29, 2024 and December 31, 2023, deferred commissions were zero and $4.2 million, respectively, and classified within prepaid expenses and other current assets in the accompanying consolidated balance sheets.

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

Useful Lives
Manufacturing equipment	1 – 3 years
Internal-use software	3 – 5 years
Furniture & equipment	3 – 5 years
Leasehold improvements	Shorter of 3 to 5 years of the asset or the term of the lease.

(k) Internal-Use Software

The Company capitalizes costs to develop its internal-use software when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be utilized as intended. These costs include personnel and related employee benefits and expenses for employees who are directly associated with and who devote time to software projects, and external direct costs of materials and services consumed in developing or obtaining software. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to provide additional material functionality are capitalized and amortized over the estimated useful life of the related upgrade. During the fiscal years ended December 29, 2024 and December 31, 2023, the Company capitalized $1.2 million and $1.9 million, respectively, of internal-use software development costs. The remaining unamortized balance as of December 29, 2024 and December 31, 2023, of $0.2 million and $3.8 million, respectively, is included in property and equipment, net within the accompanying consolidated balance sheets.

(l) Cost of Revenues

Cost of revenues is comprised primarily of cost of material, internal labor costs, third-party subcontractors, design services, engineering personnel and employee-related expenses associated with permitting services, associated warranty costs, freight and delivery costs, depreciation, and amortization of internally developed software. Cost of revenues from these services is recognized when the Company transfers control of the product to the customer, which is generally upon installation.

(m) Advertising and Promotional Expenses

Advertising and promotional costs are expensed as incurred and included in sales and marketing expense in the accompanying consolidated statements of operations and comprehensive loss. Advertising costs were not material for the fiscal years ended December 29, 2024 and December 31, 2023.

(n) Income Taxes

Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in its income tax provision.

(o) Goodwill

The Company tests goodwill at the reporting unit level for impairment annually on the first day of the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

The Company may elect to perform a qualitative assessment that considers economic, industry and company-specific factors. If, after completing the assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to a quantitative test. Quantitative testing requires a comparison of the fair value of each reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, goodwill impairment is measured as the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill.

(p) Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive income (loss), net. The Company’s other comprehensive loss consists of foreign currency translation adjustments that result from the consolidation of its foreign entities and is reported net of their related tax effects.

(q) Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, ROU assets, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, and quoted market values, as considered necessary.

The Company recognized an impairment loss in the fiscal year ended December 29, 2024 as disclosed in Note 9 - Property and equipment, net. There were no impairment charges recorded in continuing operations for the fiscal year ended December 31, 2023.

(r) Intangible Assets, Net

Intangible assets are recorded at cost, less accumulated amortization. Amortization is recorded using the straight-line method. All intangible assets that have been determined to have definite lives are amortized over their estimated useful life as indicated below:

Useful Lives
Trademarks	10 years
Developed technology	3 years

(s) Stock-Based Compensation

The Company recognizes stock-based compensation expense over the requisite service period on a straight- line basis for all stock-based payments that are expected to vest to employees, non-employees and directors, including grants of employee stock options and other stock-based awards. Equity-classified awards issued to employees, non-employees such as consultants and non-employee directors are measured at the grant-date fair value of the award. Forfeitures are recognized as they occur. For accounting purposes, the Company estimates grant-date fair value of stock options using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock as of the grant date, the expected term of the option, the expected volatility of the price of the Company’s common stock and expected dividend yield.

(t) Fair Value Measurements

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

Financial assets and liabilities held by the Company measured at fair value every reporting period as of December 29, 2024 and December 31, 2023 include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, the warrant liabilities, FPAs, and derivative liabilities associated with the Company’s debt.

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate their fair value because of their short-term nature (classified as Level 1).

The warrant liabilities, derivative liabilities and FPAs are measured at fair value using Level 3 inputs. The Company records subsequent adjustments to reflect the increase or decrease in estimated fair value at each reporting date within Other income (expense), net in its consolidated statements of operations and comprehensive loss.

(u) Net Loss Per Share

The Company computes net loss per share following ASC 260, Earnings Per Share. Basic net loss per share is measured as the loss attributable to common stockholders divided by the weighted average common shares outstanding during periods with undistributed losses. Diluted net loss per share of common stock is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and if-converted method, as applicable. Securities that potentially have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the diluted loss per share calculation.

(v) Leases

The Company accounts for its leases following ASC 842, Leases. The Company determines if a contract is a lease or contains a lease at the inception of the contract and reassesses that conclusion if the contract is modified. The Company’s lease agreements generally contain lease and non-lease components. Payments under lease arrangements are primarily fixed. The Company combines lease and non-lease components and accounts for them together as a single lease component. All leases are assessed for classification as an operating lease or a finance lease. Each of operating lease right-of-use (“ROU”) assets and financed lease assets are presented separately on the Company’s consolidated balance sheets. Operating lease liabilities and finance lease obligations are separated into their respective current portion and non-current portions and are presented separately on the Company’s consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized on the date in which the lessor makes the underlying asset available for use, based upon the present value of the lease payments over the respective lease term. Lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectation regarding the terms. Variable lease costs such as common area maintenance, property taxes and insurance are expensed as incurred.

The Company generally uses its incremental borrowing rate to discount the lease payments to present value. The estimated incremental borrowing rate is derived from information available at the lease commencement date. The Company’s lease terms include periods under options to extend or terminate the lease. Options to renew or extend leases beyond their initial term have been excluded from measurement of the ROU assets and lease liabilities as exercise of such options is not reasonably certain. The Company generally uses the base, non-cancellable, lease term when determining the lease assets and liabilities. The Company records a right-of-use asset which is calculated based on the amount of the lease liability, adjusted for any advance lease payments made, lease incentives received, and initial direct costs incurred. Right-of-use assets are subject to evaluation for impairment or disposal on a basis consistent with other long-lived assets.

The Company has elected, for all classes of underlying assets, not to recognize ROU assets and lease liabilities for leases with an initial term of twelve months or less. Lease cost for short-term leases is recognized on a straight-line basis over the lease term.

(w) Warrant Liabilities

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

(x) Forward Purchase Agreements

The Company accounts for its FPAs in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity, as the agreements embody an obligation to transfer assets to settle a forward contract. The FPAs are measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement, with any subsequent changes in fair value recognized in Other income (expense), net on the consolidated statements of operations and comprehensive loss. Refer to Note 5 – Fair Value Measurements and Note 6 – Forward Purchase Agreements.

(y) Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. The Company adopted ASU 2023-07 in its fourth quarter of 2024 using a retrospective transition method. See Note 22 – Segment Information for the Company’s disclosures reflecting the adoption.

(z) Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The objective of ASU 2023-09 is to enhance disclosures related to income taxes, including specific thresholds for inclusion within the tabular disclosure of income tax rate reconciliation and specified information about income taxes paid. ASU 2023-09 is effective for public companies starting in annual periods beginning after December 15, 2024. The Company is currently evaluating this ASU to determine its impact upon the Company’s disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220) Reporting Comprehensive Income – Expense Disaggregation Disclosure. The objective of ASU 2024-03 is to disclose disaggregated information about certain income statement expense line items. ASU 2024-03 is effective for public companies starting in annual periods beginning after December 15, 2026. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

(3) Reverse Recapitalization

As discussed in Note 1 – Organization, on July 18, 2023, the Company consummated the Mergers pursuant to the Amended and Restated Business Combination Agreement. The Mergers was accounted for as a reverse recapitalization, rather than a business combination, for financial accounting and reporting purposes. Accordingly, Complete Solaria was deemed the accounting acquirer (and legal acquiree) and FACT was treated as the accounting acquiree (and legal acquirer). Complete Solaria was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

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

In connection with the Mergers, the Company incurred direct and incremental costs of approximately $16.4 million related to legal, accounting, and other professional fees, which were offset against the Company’s additional paid-in capital. Of the $16.4 million, $5.8 million was incurred by Legacy Complete Solaria and $10.6 million was incurred by FACT. As of December 31, 2023, the Company made cash payments totaling $5.4 million to settle transaction costs. As a result of the Closing, the outstanding 2022 Convertible Notes were converted into shares of Complete Solaria Common Stock.

(4) Business Combination

SunPower Acquisition

On September 30, 2024, the Company completed the acquisition of certain assets and assumption of certain liabilities of SunPower for an aggregate cash consideration paid of $54.5 million, net of $1.0 million of cash acquired. SunPower Corporation is a solar technology and energy services provider that offers fully integrated solar, storage, and home energy solutions to customers in the United States through an array of hardware, software, and “Smart Energy” solutions. The financial results of the SunPower Acquisition have been included in the Company’s consolidated financial statements since the date of Acquisition. This transaction was accounted for as a business combination in accordance with ASC 805, Business Combinations.

Transaction costs incurred in connection with the close of the acquisition totaled $7.2 million and were expensed by the Company and are included in general and administrative expenses within the consolidated statements of operations and comprehensive loss for the fiscal year ended December 29, 2024.

The fair values of assets acquired and liabilities assumed were based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period. Due to the complexities of acquiring assets out of bankruptcy the purchase price accounting remains open for certain assets acquired and liabilities assumed. The primary areas that remain preliminary relate to the cash consideration for the transaction for balances remaining in escrow, fair value of intangible assets and goodwill. The following table summarizes the provisional fair value of identifiable assets acquired and liabilities assumed (in thousands):

Net assets acquired:
Cash	$1,000
Accounts receivable	11,999
Contract assets	4,615
Inventories	27,706
Prepaid expenses and other current assets	2,219
Property and equipment	5,867
Operating lease right-of-use assets	2,506
Other noncurrent assets	541
Intangibles	18,100
Deferred revenue	(7,361)
Accounts payable	(5,270)
Accrued expenses and other current liabilities	(13,955)
Operating lease liabilities	(2,963)
Other long-term liabilities	(8,980)
Fair value of net assets acquired	36,024
Consideration transferred	$54,500
Goodwill recognized	$18,476

Goodwill represents the excess of the preliminary estimated consideration transferred over the fair value of the net tangible and intangible assets acquired that is associated with the excess cash flows that the acquisition is expected to generate in the future and has been allocated to the Company’s Residential Solar Installation and New Homes Business reporting units. The goodwill is tax deductible.

The income approach, using the relief from royalty method, was used to value the trademarks, and the cost approach was used for developed technology. Significant assumptions included in the valuation of trademarks include projected revenues, the selected royalty rate, discount rate, and the economic life of the underlying asset. Significant assumptions included in the valuation of the acquired technology include the estimated costs to reconstruct the asset (inclusive of a third-party profit margin) as well as the value of the opportunity cost of foregone returns over the period that the Company has estimated to recreate the asset.

Contract assets and liabilities were measured at fair value using the cost approach which approximates the carrying value at date of acquisition.

The SunPower Acquisition contributed $83.8 million and $6.5 million in revenue and income before income taxes, respectively for the period from the acquisition date to fiscal year ended December 29, 2024.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information represents the consolidated financial statements of the Company for the periods presented, as if the acquisition occurred on January 1, 2023.

The unaudited pro forma combined financial information does not give effect to any cost savings, operating synergies or revenue synergies that may result from the Acquisition. The pro forma results do not necessarily reflect the actual results of operations of the combined business (in thousands).

	Unaudited
	Fiscal Year Ended
	December 29,	December 31,
	2024	2023

Pro forma revenue	$381,860	$697,651
Pro forma net loss from continuing operations	(283,122)	(320,589)

(5) Fair Value Measurements

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value, on a recurring basis (in thousands):

	As of December 29, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Restricted cash	$3,841	$—	$—	$3,841
Total	$3,841	$—	$—	$3,841
Financial Liabilities
July 2024 derivative liability(1)	$—	$—	$34,690	$34,690
September 2024 derivative liability(1)	—	—	62,432	62,432
Forward purchase agreements(2)	—	—	3,494	3,494
Public warrants	—	—	862	862
Private placement warrants	—	—	627	627
Working capital warrants	—	—	72	72
SAFE Agreement with related party	—	—	384	384
Total	$—	$—	$102,561	$102,561

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Restricted cash	$3,823	$—	$—	$3,823
Total	$3,823	$—	$—	$3,823
Financial Liabilities
Carlyle Warrants	$—	$—	$9,515	$9,515
Public warrants	167	—	—	167
Private placement warrants	—	122	—	122
Working capital warrants	—	13	—	13
Replacement warrants	—	—	1,310	1,310
Forward purchase agreements(1)	—	—	3,831	3,831
Total	$167	$135	$14,656	$14,958

(1)	A portion of these balances are with related parties. Refer to Note 15 – Borrowings and Derivative Liabilities for details.

(2)	A portion of these balances are with related parties. Refer to Note 6 – Forward Purchase Agreements for details.

Subsequent to issuance, changes in the fair value of liability classified warrants, forward purchase agreements and SAFEs are recorded within other income (expense), net in the Company’s consolidated statements of operations and comprehensive loss.

Derivative liabilities

The Company issued derivative liabilities in conjunction with the issuance of certain convertible notes in July 2024 and September 2024 (refer to Note 15 – Borrowings and Derivative Liabilities). The Company valued the derivative liabilities as of their issuance date and as of December 29, 2024 using a binomial lattice model, which includes level 3 unobservable inputs. The key inputs used were dividend yield, the Company’s common stock price, volatility, risk-free rate and the expected term of the derivative liabilities. The derivative liability valuation included the following inputs as of December 29, 2024:

	September Notes	July Notes
Coupon rate	7.0%	12.0%
Conversion rate	467.84	595.24
Conversion price	$2.14	$1.68
Common stock price	$1.81	$1.81
Dividend Yield	0.0%	0.0%

Carlyle Warrants

As part of the Company’s amended and restated warrant agreement with CRSEF Solis Holdings, LLC and its affiliates (“Carlyle”), the Company issued Carlyle a warrant to purchase shares of Complete Solaria Common Stock at a price per share of $0.01. Refer to Note 14 – Warrants for further details. In connection with an exchange of debt effective July 1, 2024, as discussed in Note 15 – Borrowings and Derivative Liabilities, the number of shares expected to be issued in connection with the Carlyle Warrant became fixed and the Carlyle Warrant was reclassified from liability to equity. Accordingly, the Carlyle Warrant is not subject to a fair value measurement as of December 29, 2024.

The Company valued the Carlyle Warrants as of December 31, 2023, based on a Black-Scholes Option Pricing Method, which included the following inputs:

As of December 31,
2023
Expected term	7.0 years
Expected volatility	77%
Risk-free interest rate	3.92%
Expected dividend yield	0.00%

Public Warrants

The public warrants are measured at fair value on a recurring basis. The public warrants were valued based on the closing price of the publicly traded instrument.

Private Placement and Working Capital Warrants

The private placement and working capital warrants are measured at fair value. The Company valued the private placement and working capital warrants, based on a Black-Scholes Option Pricing Method, which included the following inputs:

As of December 29,
2024
Expected term	3.56 years
Expected volatility	68.1%
Risk-free interest rate	4.39%
Expected dividend yield	0.00%

As of December 31, 2023, the private placement and working capital warrants were valued using observable inputs for similar publicly traded instruments.

Forward Purchase Agreement Liabilities

FPAs are measured at fair value on a recurring basis using a Monte Carlo simulation analysis. The expected volatility is determined based on the historical equity volatility of comparable companies over a period that matches the simulation period, which included the following inputs:

	As of
	December 29,	December 31,
	2024	2023
VWAP	$1.78	$1.66
Simulation period	0.55 years	1.55 years
Risk-free rate	4.28%	4.48%
Volatility	117%	95%

SAFE Agreement

The SAFE Agreement was valued based on a conversion probability of 50% based on historical SAFE agreements and a 50% discount rate at the time of conversion as of December 29, 2024.

Replacement Warrants

There were no replacement warrants as of December 29, 2024. The Company valued the Replacement Warrants as of December 31, 2023, based on a Black-Scholes Option Pricing Method, which included the following inputs:

As of December 31,
2023
Expected term	0.3 years
Expected volatility	78.5%
Risk-free interest rate	5.4%
Expected dividend yield	0%

The following table sets forth the Company’s financial liabilities that were not measured at fair value, on a non-recurring basis (in thousands):

	As of December 29, 2024
		Fair value
	Carrying value	Estimated fair value	Level 1	Level 2	Level 3	Total
Financial Liabilities
July 2024 Notes	$17,965	$21,390	$—	$—	$21,390	$21,390
July 2024 Notes - related parties	24,632	33,323	—	—	33,323	33,323
September 2024 Notes	5,636	77,245	—	—	77,245	77,245
September 2024 Notes - related parties	476	8,583	—	—	8,583	8,583
Total	$48,709	$140,541	$—	$—	$140,541	$140,541

As of December 29, 2024, the July 2024 Notes and the September 2024 Notes were fair valued using a binomial lattice model, which includes Level 3, unobservable inputs. The key inputs used are consistent with those used to fair value the derivative liabilities as discussed under Derivative liabilities above.

(6) Forward Purchase Agreements

In July 2023, FACT and Legacy Complete Solaria, Inc. entered into FPAs with each of (i) Meteora; (ii) Polar, and (iii) Sandia (each individually, a “Seller”, and together, the “FPA Sellers”). In connection with the FPAs, the Company recognized other expense of $30.7 million in the fiscal year ended December 31, 2023 in connection with the issuance of 5,670,000 shares of the Company’s common stock to the related party FPA Sellers.

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

The Company entered into four separate FPAs, three of which, associated with the obligation to issue 6,300,000 Shares, were entered into prior to the closing of the Mergers. Upon signing the FPAs, the Company incurred an obligation to issue a fixed number of shares to the FPA Sellers contingent upon the closing of the Mergers in addition to the terms and conditions associated with the settlement of the FPAs. The Company accounted for the contingent obligation to issue shares in accordance with ASC 815, Derivatives and Hedging, and recorded a liability and other income (expense), net based on the fair value of the obligation upon the signing of the FPAs. The liability was extinguished in July 2023 upon the issuance of Complete Solaria Common Stock to the FPA sellers.

Additionally, in accordance with ASC 480, Distinguishing Liabilities from Equity, the Company determined that the forward contract is a financial instrument other than a share that represents or is indexed to obligations to repurchase the issuer’s equity shares by transferring assets, referred to herein as the “forward purchase liability” on its consolidated balance sheets. The Company initially measured the forward purchase liability at fair value and has subsequently remeasured it at fair value with changes in fair value recognized in earnings.

As of the closing of the Mergers and issuance of the Complete Solaria Common Stock underlying the FPAs, the fair value of the prepaid FPAs was an asset balance of $0.1 million and was recorded on the Company’s consolidated balance sheets and within Other income (expense), net on the consolidated statements of operations and comprehensive loss.

On December 18, 2023, the Company and the FPA Sellers entered into separate amendments to the FPA (the “Amendments”). The Amendments lowered the reset floor price of each FPA from $5.00 to $3.00 and allow the Company to raise up to $10.0 million of equity from existing stockholders without triggering certain anti-dilution provisions contained in the FPA; provided, the insiders pay a price per share for their initial investment equal to the closing price per share as quoted on the Nasdaq on the day of purchase; provided, further, that any subsequent investments are made at a price per share equal to the greater of (a) the closing price per share as quoted by Nasdaq on the day of the purchase or (b) the amount paid in connection with the initial investment.

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

Through the date of issuance of the Complete Solaria Common Stock in satisfaction of the Company’s obligation to issue shares around the closing of the Mergers, the Company recorded $35.5 million to Other expense, in the fiscal year ended December 31, 2023, net associated with the issuance of 6,720,000 shares of Complete Solaria Common Stock in association with the FPAs.

The FPA liability balance was $3.5 million and $3.8 million, as of December 29, 2024 and December 31, 2023, respectively. The Company concluded that $1.3 million and $3.2 million of the FPA liability was with related parties as of December 29, 2024 and December 31, 2023, respectively. The change in the fair value of the forward purchase liabilities amounted to income of $0.3 million and expense of $3.9 million for the fiscal years ended December 29, 2024 and December 31, 2023, respectively. The change in the fair value of the FPA liability with related parties was income of $0.1 million and expense of $8.7 million ($9.1 million of expense upon issuance, net of $0.4 million of income) in the fiscal years ended December 29, 2024 and December 31, 2023, respectively.

(7) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	December 29,	December 31,
	2024	2023
Inventory deposits	$3,407	$616
Deferred costs	3,759	—
Prepaid sales commissions	—	4,185
Other	1,040	1,016
Total prepaid expenses and other current assets	$8,206	$5,817

(8) Goodwill and Other Intangible Assets

On September 30, 2024, the Company completed the SunPower Acquisition. Goodwill presented on the Company’s consolidated financial statements represents Goodwill recognized from the SunPower Acquisition. The goodwill recognized was assigned to the Residential Solar Installation and New Homes Business reportable segments as $18.3 million and $0.2 million, respectively. The Company performed a qualitative assessment of goodwill and determined that at the acquisition date and the date at which the Company performed an impairment analysis, there were no relevant events or circumstances that would result in the reportable segment being less than its carrying amount. The Company concluded that as of December 29, 2024, there is no impairment.

Other Intangible Assets

The following table represents our other intangible assets with finite useful lives as of December 29, 2024 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademark – Blue Raven Solar	$8,400	$(210)	$8,190
Trademark – SunPower	5,200	(130)	5,070
Developed technology	4,500	(375)	4,125
Total	$18,100	$(715)	$17,385

Aggregate amortization expense for intangible assets was $0.7 million and zero for the fiscal years ended December 29, 2024, and December 31, 2023, respectively. Amortization expense is recognized in general and administrative expenses in the consolidated statement of operations. No impairment loss was recorded for intangible assets for the fiscal year 2024. The weighted average remaining life of these intangible assets is 8.1 years as of December 29, 2024.

The estimated amortization expense related to intangible assets with finite useful lives is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2025	$2,860
2026	2,860
2027	2,485
2028	1,360
2029	1,360
Thereafter	6,460
Total	$17,385

(9) Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	As of
	December 29,	December 31,
	2024	2023
Internal-use software	$420	$6,993
Manufacturing equipment	73	131
Furniture and equipment	724	96
Vehicles	5,174	—
Leasehold improvements	18	708
Total property and equipment	6,409	7,928
Less: accumulated depreciation and amortization	(916)	(3,611)
Total property and equipment, net	$5,493	$4,317

Depreciation and amortization expense on totaled $2.0 million and $0.9 million for the fiscal years ended December 29, 2024 and December 31, 2023. Finance leases are included within vehicles and makes up $3.9 million of the total balance as of fiscal year ended December 29, 2024.

The Company recognized a total of $3.8 million on impairment and loss on disposal of property and equipment for the fiscal year ended December 29, 2024 consisting primarily of $3.4 million relating to its proprietary HelioTrackTM software system. The Company impaired the value of its HelioTrackTM software as this software has no future use following the completion of the migration to software acquired in the SunPower Acquisition. There were no impairment charges on tangible assets recognized for the fiscal year ended December 31, 2023.

(10) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of
	December 29,	December 31,
	2024	2023
Accrued compensation and benefits	$6,619	$3,969
Professional fees	8,028	—
Installation costs	6,177	—
Term loan and revolving loan amendment final payment fees	—	2,400
Accrued legal settlements	7,700	7,700
Accrued taxes	769	931
Accrued rebates and credits	7,641	677
Operating lease liabilities, current	1,412	607
Finance lease liabilities, current	2,053	—
Accrued warranty, current	2,531	1,433
Deferred financing fees	4,674	—
Accrued interest	1,982	—
Accrued interest due to related parties	2,541	—
Other accrued liabilities	3,954	10,153
Total accrued expenses and other current liabilities	$56,081	$27,870

(11) Employee Benefit Plan

The Company sponsors a 401(k) defined contribution and profit-sharing plan (“401(k) Plan”) for its eligible employees. This 401(k) Plan provides for tax-deferred salary deductions for all eligible employees. Employee contributions are voluntary. Employees may contribute the maximum amount allowed by law, as limited by the annual maximum amount as determined by the Internal Revenue Service. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. The Company made no contributions to the 401(k) Plan for the fiscal years ended December 29, 2024 and December 31, 2023.

(12) Other Income (Expense), Net

Other income (expense), net consist of the following (in thousands):

	Fiscal Year Ended
	December 29,	December 31,
	2024	2023
Change in fair value of redeemable convertible preferred stock warrant liability	$1,310	$8,513
Change in fair value of Carlyle Warrants(1)	2,869	14,373
Change in fair value of FACT public, private placement and working capital warrants	(1,258)	6,424
Loss on conversion of SAFE agreements to common stock with related party	(1,250)	—
Change in fair value of SAFE Agreement with related party	616	—
Loss on sale of equity securities	—	(4,154)
Loss on CS Solis debt extinguishment	—	(10,338)
Bonus shares issued in connection with the Mergers(2)	—	(2,394)
Issuance of forward purchase agreements(3)	—	76
Change in fair value of forward purchase agreement liabilities(4)	337	(3,906)
Loss on issuance of shares in connection with the forward purchase agreements(5)	—	(35,490)
Loss on discontinued Solaria business and other, net	—	(2,966)
Loss on issuance of derivative liability(6)	(24,688)	—
Gain on remeasurement of derivative liabilities(7)	33,986	—
Other financing costs	(3,769)	—
Other, net	(221)	—
Total Other income (expense), net	$7,932	$(29,862)

(1)	Deemed to be a related party in the fiscal year ended December 29, 2024. Refer to Note 15 – Borrowings and Derivative Liabilities for details.

(2)	Includes $0.7 million of other expense for the fiscal year ended December 31, 2023, for bonus shares issued to related parties in connection with the Mergers.

(3)	Includes $0.4 million of other income for the fiscal year ended December 31, 2023, for forward purchase agreements entered into with related parties.

(4)	Includes income of $0.1 million and $9.1 million of other expenses for the fiscal years ended December 29, 2024, and December 31, 2023, for the change in fair value of FPAs entered into with related parties.

(5)	Includes $30.7 million of other expense the fiscal year ended December 31, 2023 for shares issued to related parties in connection with the forward purchase agreements.

(6)	Includes a loss of $3.0 million on the issuance of a derivative liability with a related party in the fiscal year ended December 29, 2024. Refer to Note 15 – Borrowings and Derivative Liabilities for details.

(7)	Includes a gain of $0.3 million on the change in the fair value of derivative liabilities with related parties in the fiscal year ended December 29, 2024. Refer to Note 15 – Borrowings and Derivative Liabilities for details.

(13) Common Stock

The Company’s authorized capital stock comprises 1,000,000,000 shares of common stock and 10,000,000 shares of preferred stock as of December 29, 2024. No preferred stock has been issued and none are outstanding as of December 29, 2024.

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

On August 14, 2024, the Company entered into Amendment No. 2 to the White Lion SPA (collectively with the White Lion SPA “White Lion Amended SPA”). The White Lion Amended SPA provides that the Company may notify White Lion to exercise the Company’s right to sell shares of its common stock by delivering an Hour Rapid Purchase Notice. If the Company delivers an Hour Rapid Purchase Notice, the Company shall deliver to White Lion shares of common stock not to exceed the lesser of (i) five percent of the Average Daily Trading Volume on the date of an Hour Rapid Purchase Notice and (ii) 100,000 shares of common stock. The closing of the transactions under an Hour Rapid Purchase Notice will occur one Business Day following the date on which the Hour Rapid Purchase Notice is delivered. At such closing, White Lion will pay the Company the Hour Rapid Purchase Investment Amount equal to the number of shares of common stock subject to the applicable Hour Rapid Purchase Notice multiplied by the lowest traded price of the Company’s common stock during the one-hour period following White Lion’s consent to the acceptance of the applicable Hour Rapid Purchase Notice. Under the White Lion Amended SPA, the Company issued a total of 2.9 million shares of common stock for net proceeds of $6.7 million in the fiscal year ended December 29, 2024.

The Company has reserved shares of common stock for issuance related to the following:

	As of
	December 29,	December 31,
	2024	2023
Common stock warrants	31,670,265	27,637,266
Employee stock purchase plan	2,628,996	2,628,996
Stock options and RSUs, issued and outstanding	11,979,368	11,774,743
Stock options and RSUs, authorized for future issuance	2,577,895	3,850,462
SAFE Agreement	2,750,000	—
Forward purchase agreements	6,720,000	—
Convertible notes	58,579,636	—
Total shares reserved	116,906,160	45,891,467

(14) Warrants

Liability-classified warrants

Liability classified warrants are as follows (in thousands):

	As of
	December 29,	December 31,
	2024	2023
Carlyle Warrant	$—	$9,515
Replacement warrants	—	1,310
Public warrants	862	167
Private placements warrants	627	122
Working capital warrants	72	13
Total liability classified warrants	$1,561	$11,127

Series D-7 Warrants (Converted to Common Stock Warrants “Replacement Warrants”)

In November 2022, the Company issued warrants to purchase 656,630 shares of Series D-7 preferred stock (the “Series D-7 warrants”) in conjunction with the Business Combination. The warrant contained two tranches. The first tranche of 518,752 shares of Series D-7 preferred stock was exercisable at an exercise price of $2.50 per share upon consummation of a merger transaction, or at an exercise price of $2.04 per share upon remaining private and had an expiration date of April 2024. The second tranche of 137,878 shares of Series D-7 preferred stock was exercisable at an exercise price of $5.00 per share upon consummation of a merger transaction, or at an exercise price of $4.09 per share upon remaining private and had an expiration date of April 2024. The fair value of the Series D-7 warrants was $2.4 million as of July 18, 2023 when the warrants were reclassified from redeemable convertible preferred stock warrant liability to additional paid-in capital, as the exercise price of the warrants was fixed at $2.50 per share of Complete Solaria Common Stock for the first tranche and $5.00 per share of Complete Solaria Common Stock for the second tranche upon the closing of the Mergers.

In October 2023, the Company entered into an Assignment and Acceptance Agreement (“Assignment Agreement”), (refer to Note 15 – Borrowings and Derivative Liabilities). In connection with the Assignment Agreement, the Company also entered into the First Amendment to Warrant to Purchase Stock Agreements with the holders of the Series D-7 warrants. Pursuant to the terms of the agreement, the warrants to purchase 1,376,414 shares of Series D-7 preferred stock converted into warrants to purchase 656,630 shares of common stock (the “Replacement Warrants”). As a result of the warrant amendment, the Company reclassified the Replacement Warrants from equity to liability. The Replacement Warrants were remeasured to fair value on the amendment effective date and the Company recorded subsequent changes in fair value within Other income (expense), net in its consolidated statements of operations and comprehensive loss.

The Replacement Warrants expired in April 2024 and the Company released the $1.3 million liability recognized in connection with the warranty liability. The $1.3 million of income was classified in Other income (expense), net within its consolidated statements of operations and comprehensive loss.

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

The fair values of the warrant liabilities were $1.5 million and $0.3 million as of December 29, 2024, and December 31, 2023, respectively. The Company recorded a $1.2 million and $6.4 million increase in the fair value of these warrants for the fiscal years ended December 29, 2024 and December 31, 2023, respectively. These changes were recorded in Other income (expense), net in the Company’s consolidated statements of operations and comprehensive loss.

Additionally, at the closing of the Mergers, the Company issued 716,668 Working Capital warrants, which have identical terms as the Private Placement Warrants to the sponsor in satisfaction of certain liabilities of FACT. The warrants were fair valued at $0.3 million upon the closing of the Mergers, which was recorded in warrant liability on the Company’s consolidated balance sheets. As of December 29, 2024 and December 31, 2023, the Working Capital warrants had a fair value of $0.08 million and $0.01 million, respectively and the Company recorded the change in fair value of less than $0.07 million and $0.1 million in Other income (expense), net within the Company’s consolidated statements of operations and comprehensive loss in the years ended December 29, 2024 and December 31, 2023, respectively.

Previous Liability Classified Warrant Now Classified as Equity

Carlyle Warrant

In February 2022, as part of a debt financing from Carlyle (“CS Solis Debt”) (refer to Note 15 – Borrowings and Derivative Liabilities), the Company issued a warrant to Carlyle to purchase 2,886,952 shares of common stock (“Carlyle Warrant”). The warrant contained two tranches, the first of which was immediately exercisable for 1,995,879 shares of Legacy Complete Solaria common stock. The second tranche, which was determined to be a separate unit of account, expired on December 31, 2022 prior to becoming exercisable. At issuance, the relative fair value of the warrant was determined to be $3.4 million using the Black-Scholes model and was initially recorded within additional paid-in capital as it met the conditions for equity classification. The Carlyle Warrant has an exercise price of $0.01 per share.

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

The modification of the warrant resulted in the reclassification of previously equity-classified warrants to liability classification, which was accounted for in accordance with ASC 815 and ASC 718, Compensation – Stock Compensation. The fair value of the warrant liability was determined based on its intrinsic value, given a nominal exercise price. At issuance, the relative fair value of the warrant was determined to be $20.4 million using the Black-Scholes model with the following weighted average assumptions: expected term of 7 years; expected volatility of 77.0%; risk-free interest rate of 3.9%; and no dividend yield. The Company recorded the fair value of the modified warrants as a warrant liability of $20.4 million, the pre-modification fair value of the warrants as a reduction to additional paid-in capital of $10.9 million and an expense of $9.5 million to Other income (expense), net in the fiscal year ended December 31, 2023, equal to the incremental value of the warrants upon the modification. As of December 31, 2023, the fair value of the warrant was $9.5 million, and the Company recorded an expense of $14.4 million as other income (expense), net on the consolidated statement of operations and comprehensive loss.

On July 1, 2024, in connection with the Exchange Agreement (as defined in Note 15 – Borrowings and Derivative Liabilities), the Carlyle Warrant was modified, and the modification fixed the number of shares of the Company’s common stock that may be issued upon exercise of the Carlyle Warrant at 4,936,483. At the modification date, the Carlyle Warrant had a fair value of $7.3 million. At the modification date, the Company recognized $0.7 million of expense related to the remeasurement of the liability which was classified within “Gain on Troubled Debt Restructuring” within the Company’s consolidated statement of operations and comprehensive loss. The modification of the warrant resulted in the reclassification of the previously liability-classified warrant to equity classification, resulting in an increase to additional paid-in capital of $7.3 million, a reduction in the warrant liability of $7.3 million.

The Company recorded income of $2.9 million and $14.4 million within Other income (expense), net in its consolidated statements of operations and comprehensive loss for the fiscal years ended December 29, 2024 and December 31, 2023, respectively, related to the Carlyle Warrant. The warrant remains outstanding as of December 29, 2024.

Equity Classified Warrants

Series B Warrants

In February 2016, the Company issued a warrant to purchase 5,054 shares of Series B preferred stock (the “Series B warrant”) in connection with a 2016 credit facility. The Series B warrant was immediately exercisable at an exercise price of $4.30 per share and has an expiration date of February 2026. The relative fair value of the Series B warrant at issuance was recorded as a debt issuance cost within other noncurrent liabilities upon issuance. The fair value of the Series B warrant was less than $0.1 million as of July 18, 2023, when the Series B warrant was reclassified from warrant liability to additional paid-in capital, upon the warrant becoming exercisable into shares of Complete Solaria common stock upon the close of the Mergers. Prior to its reclassification during 2023, changes in the fair value of the liability-classified warrants were recorded in Other income (expense), net in the Company’s consolidated statement of operations and comprehensive loss for the fiscal year ended December 31, 2023. The Series B warrant is not remeasured in future periods as it meets the conditions for equity classification. The warrants remain outstanding as of December 29, 2024.

Series C Warrants

In July 2016, the Company issued a warrant to purchase 148,477 shares of Series C preferred stock (the “Series C warrant”) in connection with the Series C financing. The Series C warrant agreement also provided for an additional number of Series C shares calculated on a monthly basis commencing on June 2016 based on the principal balance outstanding of the notes payable outstanding. The maximum number of shares exercisable under the Series C warrant agreement was 482,969 shares of Series C preferred stock. The Series C Warrant was immediately exercisable at an exercise price of $1.00 per share and has an expiration date of July 2026. The fair value of the Series C Warrant was $2.3 million as of July 18, 2023, when the Series C warrant was reclassified from redeemable convertible preferred stock warrant liability to additional paid-in capital, as the warrant became exercisable into shares of Complete Solaria common stock upon the close of the Mergers. The Series C warrant is not remeasured in future periods as it meets the conditions for equity classification. The warrants remain outstanding as of December 29, 2024.

Series C-1 Warrants

In January 2020, the Company issued a warrant to purchase 173,067 shares of common stock in conjunction with the Series C-1 preferred stock financing. The warrant was immediately exercisable at an exercise price of $0.01 per share and has an expiration date of January 2030. The warrant remains outstanding as of December 29, 2024. At issuance, the relative fair value of the warrant was determined to be $0.1 million using the Black-Scholes. The fair value of the warrant was recorded within additional paid-in capital on the Company’s consolidated balance sheets. The warrant is not remeasured in future periods as it meets the conditions for equity classification.

SVB Common Stock Warrants

In May and August 2021, the Company issued warrants to purchase 2,473 and 2,525 shares of common stock, respectively, in conjunction with the Fifth and Sixth Amendments to the Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”). These warrants are immediately exercisable at exercise prices of $0.38 and $0.62 per share, respectively, and have expiration dates in 2033. The warrants remain outstanding as of December 29, 2024. The fair value of the warrant was recorded within additional paid-in-capital on the accompanying consolidated balance sheets. The warrants are not remeasured in future periods as they meet the conditions for equity classification.

Promissory Note Common Stock Warrants

In October 2021, the Company issued a warrant to purchase 50,000 shares of the Company’s common stock in connection with the issuance of a short-term promissory note. As of December 29, 2024, the warrant for 24,148 shares of the Company’s common stock remains unexercised. The warrant was immediately exercisable at an exercise price of $0.01 per share and has an expiration date of October 2031. The warrant remains outstanding as of December 29, 2024. The fair value of the warrant was recorded within additional paid-in capital on the Company’s consolidated balance sheets. The warrant is not remeasured in future periods as it meets the conditions for equity classification.

July 2023 Common Stock Warrants

In July 2023, the Company issued a warrant to a third-party service provider to purchase 38,981 shares of the Company’s common stock in exchange for services provided in obtaining financing at the Closing of the Mergers. The warrant was immediately exercisable at a price of $0.01 per share and has an expiration date of July 2028. At issuance, the fair value of the warrant was determined to be $0.2 million, based on the intrinsic value of the warrant and the $0.01 per share exercise price. As the warrant is accounted for as an equity issuance cost, the fair value of the warrant was recorded within additional paid-in capital on the Company’s consolidated balance sheet. The warrant is not remeasured in future periods as it meets the conditions for equity classification.

Warrant Consideration

In July 2023, in connection with the Mergers, the Company issued 6,266,572 warrants to purchase Complete Solaria Common Stock to holders of Legacy Complete Solaria Redeemable Convertible Preferred Stock, Legacy Complete Solaria Common Stock. The exercise price of the common stock warrants is $11.50 per share and the warrants expire 10 years from the date of the Mergers. The warrant consideration was issued as part of the close of the Mergers and was recorded within additional paid-in capital, net of the issuance costs of the Mergers. As of December 29, 2024, this warrant remains outstanding. The warrant is not remeasured in future periods as it meets the conditions for equity classification.

Ayna Warrant

On June 17, 2024, a warrant to purchase shares of the Company’s common stock (“Ayna Warrant”) was issued to Ayna.AI LLC (“Ayna”) for the purchase of 6,000,000 shares of the Company’s common stock at an exercise price per share of $0.01, subject to the provisions and upon the terms and conditions set forth in the Ayna Warrant. The Ayna Warrant expires on June 17, 2029. The issuance of the Ayna Warrant by the Company to Ayna is in satisfaction of the compensation for services provided to the Company by Ayna under the terms of a statement of work (“Ayna SOW”), signed May 21, 2024 (and effective as of March 12, 2024), as incorporated into a master services agreement dated March 12, 2024. Under the Ayna SOW, Ayna provides services in connection with the anticipated return of the Company to cash-flow positive performance. The Ayna Warrant became fully exercisable for the 6,000,000 shares on September 9, 2024 and Anya exercised the Ayna Warrant in full for cash in January 2025.

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

At issuance, the fair value of the Ayna Warrant was determined to be $9.2 million, based on the intrinsic value of the Ayna Warrant and the $0.01 per share exercise price. As the Ayna Warrant is accounted for as stock-based compensation under ASC 718, the Ayna Warrant is recorded within additional paid-in capital on the consolidated balance sheets. The Ayna Warrant is not remeasured in future periods as it meets the conditions for equity classification. As the Ayna statement of work period is different than the date of the warrant agreement, the differences in dates cause an accrued expense for services rendered by Ayna. The Company recognized expenses incurred to date of $9.2 million for the fiscal year ended December 29, 2024, within General and administrative expenses on the Company’s consolidated statement of operations. The full amount of the Ayna Warrant, $9.2 million, was recorded within additional paid-in-capital as of December 29, 2024.

Cantor Warrant

In July 2024, the Company issued a warrant (“Cantor Warrant”) to a third-party service provider to purchase 3,066,141 shares of the Company’s common stock in exchange for services provided in the issuance of the July 2024 Notes (refer to Note 15 – Borrowings and Derivative Liabilities). The Cantor Warrant was immediately exercisable at a price of $1.68 per share and has an expiration date in July 2029. At issuance, the fair value of the Cantor Warrant was determined to be $1.4 million, of which $0.9 million was recorded as a debt discount and $0.5 million was attributable to the convertible notes issued in the Exchange Agreement and reduced the gain on the troubled debt restructuring (refer to Note 15 – Borrowings and Derivative Liabilities). The fair value of this warrant was derived using the Black-Scholes model with the following assumptions: expected volatility of 55%; risk-free interest rate of 4.2%; expected term of 5 years; and no dividend yield. The fair value of this warrant was recorded within additional paid-in capital on the Company’s consolidated balance sheets and is not remeasured in future periods as it meets the conditions for equity classification.

(15) Borrowings and Derivative Liabilities

The Company’s borrowings and derivative liabilities consisted of the following (in thousands):

	As of
	December 29,	December 31,
	2024	2023
July 2024 Notes	$17,965	$—
July 2024 Notes derivative liability	13,563	—
July 2024 Notes – related parties	24,632	—
July 2024 derivative liability – related parties	21,127	—
September 2024 Notes	5,636	—
September 2024 Notes derivative liability	55,474	—
September 2024 Notes – related party	476	—
September 2024 Notes – derivative liability – related party	6,958	—
2018 Bridge Notes	—	11,031
Revolver Loan	1,500	5,168
Secured Credit Facility	—	12,158
Polar Settlement Agreement	—	300
Total Notes payable	147,331	28,657
Debt in CS Solis	—	33,280
Total notes payable and convertible notes, net	—	61,937
Less current portion	(1,500)	(61,937)
Notes payable and convertible notes, net of current portion	$145,831	$—

12% Senior Unsecured Convertible Notes

In July 2024, the Company issued $46.0 million of senior unsecured convertible notes (“July 2024 Notes”) to various lenders. Of the July 2024 Notes, $18.0 million were issued to a related party affiliated with the Company’s Chief Executive Officer and a director, Rodgers Massey Revocable Living Trust, $18.0 million were issued in exchange for the cancellation of indebtedness as discussed below of which $10.0 million were issued to Carlyle which was also deemed to be a related party in the fiscal year ended December 29, 2024. The July 2024 Notes bear interest at 12% per annum, and the principal is payable in full at maturity on July 1, 2029. The interest is payable in cash on January 1 and July 1 of each year, beginning on July 1, 2025. Upon default, principal and interest become immediately due and payable. The interest rate increases by 3% in the event of default. The July 2024 Notes are convertible into the Company’s common stock at the option of the holder at a conversion rate of $1.68 per share. Holders of July 2024 Notes may convert at any time. The July 2024 Notes may be declared due and payable at the option of the holder upon event of default and upon a qualifying change of control event. The conversion option is required to be bifurcated as a derivative liability, and the Company recorded a derivative liability of $28.7 million on the issuance date with a corresponding debt discount. In connection with the issuance of the July 2024 Notes, the Company issued the Cantor Warrant, as described in Note 14 – Warrants, to purchase shares of the Company’s common stock. At issuance, the Cantor Warrant had a fair value of $1.4 million, of which $0.9 million was recorded as a debt discount, and $0.5 million was included in the calculation of the Company’s gain on the troubled debt restructuring, as discussed above. As of December 29, 2024, the carrying amount of the convertible July 2024 Notes inclusive of the fair value of the derivative liability was $77.3 million, which reflects a derivative liability of $34.7 million and convertible notes of $70.4 million, less an unamortized debt discount of $27.8 million.

Interest expense recognized on the July 2024 Notes was $2.8 million and zero in the fiscal years ended December 29, 2024 and December 31, 2023, respectively. Of the total interest expense, related party interest expense was $1.7 million and zero in the fiscal years ended December 29, 2024 and December 31, 2023, respectively. Debt discount expense recognized on the July 2024 Notes was $1.8 million and zero in the fiscal years ended December 29, 2024 and December 31, 2023, respectively. Of the total debt discount expense, related party expense was $1.1 million and zero in the fiscal years ended December 29, 2024, and December 31, 2023, respectively. There are no financial covenants. The July 2024 Notes are not in default. However, due to the Company’s delayed filing of its Form 10K for the year ended December 29, 2024, the Company will be required to pay incremental default interest of 0.5% beginning April 16, 2025, which will cease upon the Company’s filing of its Form 10K.

The effective interest rate is 33.4% and 31.7% on the July 2024 Notes’ principal amounts of $28.0 million and $18.0 million, respectively.

As of December 29, 2024, $1.3 million and $1.6 million of contingent interest which is payable upon default is included in the July 2024 Notes and July 2024 Notes - related parties, respectively.

7% Senior Unsecured Convertible Notes

In September 2024, the Company issued $66.8 million of senior unsecured convertible notes to various lenders (the “September 2024 Notes”), $4.0 million of which were issued to Rodgers Family Freedom and Free Markets Charitable Trust (“Massey Charitable Trust”), a related party and $4.0 million were issued to Rodgers Massey Revocable Living Trust (collectively with Massey Charitable Trust, “Massey Trusts”), also a related party. The September 2024 Notes bear interest at 7% per annum, and the principal is payable in full at maturity on July 1, 2029. The interest is payable in cash on January 1 and July 1 of each year, beginning on July 1, 2025. Upon default, principal and interest become immediately due and payable. The September 2024 Notes are convertible into shares of the Company’s common stock at the option of the holder at a conversion rate of $2.14 per common share. Holders of September 2024 Notes may convert at any time. The September 2024 Notes may be declared due and payable at the option of the holder upon event of default and upon a qualifying change of control event. The conversion option is required to be bifurcated as a derivative liability, and the Company recorded a derivative liability of $91.5 million on the issuance date. As the fair value of the derivative liability exceeds the proceeds received, the Company recorded a corresponding financing loss of $24.7 million and debt discount for $66.8 million as of the issuance date. In December 2024, the Company issued an additional $13.0 million of September 2024 Notes for cash. The Company recognized a $10.9 million debt discount in connection with these additional proceeds.

As of December 29, 2024, the carrying amount of the September 2024 Notes inclusive of the fair value of the derivative liability was $68.5 million, which reflects a derivative liability of $62.4 million and convertible notes of $79.8 million, less an unamortized debt discount of $73.7 million.

Interest expense recognized on the September 2024 Notes was $1.4 million and zero in the fiscal years ended December 29, 2024 and December 31, 2023, respectively. Of the total interest expense, related party interest expense was $0.2 million and zero in the fiscal years ended December 29, 2024 and 2023, respectively. Debt discount expense recognized on the September 2024 Notes was $4.0 million and zero in the fiscal years ended December 29, 2024 and December 31, 2023, respectively. Of the total debt discount expense, related party expense was $0.5 million and zero in the fiscal years ended December 29, 2024, and December 31, 2023, respectively. There are no financial covenants. The September 2024 Notes are not in default. However, due to the Company’s delayed filing of its Form 10K for the year ended December 29, 2024, the Company will be required to pay incremental default interest of 0.5% beginning April 16, 2025, which will cease upon the Company’s filing of its Form 10K.

The effective interest rate is 27.6% and 47.3% on the September 2024 Notes’ principal amounts of $66.8 million and $13.0 million, respectively.

Exchange Agreement

On July 1, 2024, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Carlyle and Kline Hill (as defined below) providing for:

(i)	the cancellation of all indebtedness, inclusive of the CS Solis Debt, owed to Carlyle by the Company, termination of all debt instruments by and between the Company and Carlyle (through the transfer of Carlyle’s interest in CS Solis, LLC, to the Company), and the satisfaction of all obligations owed to Carlyle by the Company under the terminated debt instruments;

(ii)	the issuance of a note for the principal amount of $10.0 million to Carlyle as part of the July 2024 Notes;

(iii)	the cancellation of all indebtedness owed to Kline Hill Partners Fund LP, Kline Hill Partners IV SPV LLC, and Kline Hill Partners Opportunity IV SPV, LLC (collectively “Kline Hill”). by the Company, termination of all debt instruments by and between the Company and Kline Hill, including the 2018 Bridge Notes, the revolving loan and the secured credit facility, and the satisfaction of all obligations owed to Kline Hill by the Company under the terminated debt instruments;

(iv)	the issuance of a note for the principal amount of $8.0 million to Kline Hill as part of the July 2024 Notes; and

(v)	the issuance of 1,500,000 shares of common stock, par value $0.0001 per share, of the Company (the “Common Stock”) to Kline Hill (the “Shares”).

2018 Bridge Notes

In 2018, Solaria issued senior subordinated convertible secured notes (“2018 Notes”) totaling approximately $3.4 million in exchange for cash. The 2018 Notes were secured by substantially all of the assets of Solaria, bore interest at the rate of 8% per annum, and the investors were entitled to receive twice the face value of the 2018 Notes at maturity. In connection with an amendment in 2021 to extend the maturity date of the 2018 Notes, Solaria issued warrants to purchase shares of Series E-1 redeemable convertible preferred stock of Solaria. The warrants were exercisable immediately in whole or in part at and expire on December 13, 2031. As part of the Business Combination with Complete Solar, the outstanding warrants issued were assumed by the parent company, Complete Solaria.

In December 2022, the Company entered into an amendment to the 2018 Notes further extending the maturity date from December 13, 2022 to December 13, 2023 in exchange for an increased repayment premium from 110% to 120% of the principal and accrued interest at the time of repayment. The amendment represented a troubled debt restructuring as the Company was experiencing financial difficulty, and the amended terms resulted in a concession to the Company. As the future undiscounted cash payments under the modified terms exceeded the carrying amount of the 2018 Notes on the date of modification, the modification was accounted for prospectively. The incremental repayment premium was being amortized to interest expense using the effective interest rate method.

The 2018 Bridge Notes were settled as part of the Exchange Agreement. In connection with the Exchange Agreement, the balance of the 2018 Bridge Notes was exchanged for the July 2024 Notes. In July 2024, the Company issued the principal amount of $8.0 million of its July 2024 Notes and 1,500,000 shares of the Company’s common stock in exchange for the cancellation of all indebtedness with Kline Hill. At the date of the cancellation, such indebtedness was comprised of the 2018 Notes of $11.7 million, the portion of the Revolving Loan balance assigned to Kline Hill of $3.9 million, and the Secured Credit Facility balance of $13.1 million. The Company concluded that the exchange represented a troubled debt restructuring as the Company was experiencing financial difficulty, and the new terms of the July 2024 Notes resulted in a concession to the Company. As the carrying amount of the debt exceeded the future undiscounted cash payments under the new terms on the date of the exchange, the Company recorded a gain on the troubled debt restructuring of $9.8 million.

Interest expense recognized on the 2018 Bridge Notes was $0.7 million and $1.2 million, for the fiscal year ended December 29, 2024 and December 31, 2023, respectively.

Revolving Loan

In October 2020, Solaria entered into a loan agreement (“SCI Loan Agreement”) with Structural Capital Investments III, LP (“SCI”).

The SCI Loan Agreement was comprised of two facilities, a term loan (the “Term Loan”) and a revolving loan (the “Revolving Loan”) (together “Original Agreement”) for $5.0 million each with a maturity date of October 31, 2023. The Term Loan was repaid prior to the acquisition of Solaria by Complete Solar.

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

In October 2023, the Company entered into an Assignment Agreement whereby Structural Capital Investments III, LP assigned the SCI debt to Kline Hill and Rodgers Massey Revocable Living Trust for a total purchase price of $5.0 million. The Company identified this arrangement as a related party transaction, as discussed in Note 23 – Related Party Transactions. A portion of the SCI Revolving Loan was cancelled as part of the Exchange Agreement. In connection with the Exchange Agreement, the principal amount of $3.5 million of the Revolving Loan was exchanged for the July 2024 Notes. The principal portion of the Revolving Loan owing to the Rodgers Massey Revocable Living Trust of $1.5 million (plus accrued interest) remains outstanding as of December 29, 2024. The outstanding amount is due on demand plus accrued interest.

Interest expense recognized for the fiscal years ended December 29, 2024 and December 31, 2023, was $0.5 million and $0.5 million, respectively. Related party interest was $0.2 million in the year ended December 29, 2024. There are no financial covenants.

Secured Credit Facility

In December 2022, the Company entered into a secured credit facility agreement with Kline Hill Partners IV SPV LLC and Kline Hill Partners Opportunity IV SPV LLC (“Secured Credit Facility”). The Secured Credit Facility agreement allowed the Company to borrow up to 70% of the net amount of its eligible vendor purchase orders with a maximum amount of $10.0 million at any point in time. The purchase orders were backed by relevant customer sales orders which served as collateral. The amounts drawn under the Secured Credit Facility were eligible to be reborrowed provided that the aggregate borrowing did not exceed $20.0 million. The repayment terms under the Secured Credit Facility were (i) the borrowed amount multiplied by 1.15x if repaid within 75 days and (ii) the borrowed amount multiplied by 1.175x if repaid after 75 days. The Company could have repaid any borrowed amount without premium or penalty. Under the original terms, the Secured Credit Facility agreement was due to mature in April 2023. The Company set the balance outstanding as part of the Exchange Agreement, whereby the balance of $13.1 million of the Secured Credit Facility was exchanged for the July 2024 Notes.

The Secured Credit Facility outstanding was zero and $12.2 million, including accrued financing cost of $4.5 million as of December 29, 2024 and December 31, 2023, respectively. The Company recognized interest expense of $1.0 million and $3.5 million related to the Secured Credit Facility during the fiscal years ended December 29, 2024 and December 31, 2023, respectively.

Polar Settlement Agreement

In September 2023, in connection with the Mergers, the Company entered into a settlement and release agreement with Polar Multi-Strategy Master Fund (“Polar”) for the settlement of a working capital loan that had been made by Polar to the Sponsor, prior to the closing of the Mergers. The settlement agreement required the Company to pay Polar $0.5 million in ten equal monthly installments and did not accrue interest. The balance outstanding was $0.3 million as of December 31, 2023. The remaining balance owed to Polar was paid in full in the fiscal year ended December 29, 2024.

Debt in CS Solis

As part of the Reorganization described in Note 1(a) Organization - Description of Business, the Company received cash and recorded debt for an investment by Carlyle. The investment was made pursuant to a subscription agreement, under which Carlyle contributed $25.6 million in exchange for 100 Class B Membership Units of CS Solis and the Company contributed the net assets of Complete Solar, Inc. in exchange for 100 Class A Membership Units. The Class B Membership Units were mandatorily redeemable by the Company on the three-year anniversary of the effective date of the CS Solis amended and restated LLC agreement (February 14, 2025). The Class B Membership Units accrued interest that was payable upon redemption at a rate of 10.5% (which was structured as a dividend payable based on 25% of the investment amount measured quarterly), compounded annually, and subject to increases in the event the Company declared any dividends. In connection with the investment by Carlyle, the Company issued to Carlyle a warrant to purchase 5,978,960 shares of the Company’s common stock at a price of $0.01 per share, of which, the purchase of 4,132,513 shares of the Company’s common stock is immediately exercisable. The Company has accounted for the mandatorily redeemable investment from Carlyle in accordance with ASC 480 and recorded the investment as a liability, which was accreted to its redemption value under the effective interest method. The Company recorded the warrants as a discount to the liability.

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

The Carlyle Debt Modification Agreement accelerated the redemption date of the investment to March 31, 2024 subsequent to the modification. The acceleration of the redemption date of the investment resulted in the total redemption amount to be 1.3 times the principal at December 31, 2023. The redemption amount increased to 1.4 times the original investment as of March 31, 2024. Additionally, as part of the amendment, the parties entered into an amended and restated warrant agreement. As part of the Carlyle Warrant Amendment, Complete Solaria issued Carlyle a warrant to purchase up to 2,745,879 shares of Complete Solaria Common Stock at a price per share of $0.01, which is inclusive of the outstanding warrant to purchase 1,995,879 shares at the time of modification. The warrant, which expires on July 18, 2030, provides Carlyle with the right to purchase shares of Complete Solaria Common Stock based on (a) the greater of (i) 1,995,879 shares and (ii) the number of shares equal to 2.795% of Complete Solaria’s issued and outstanding shares of common stock, on a fully-diluted basis; plus (b) on and after the date that is ten (10) days after the date of the agreement, an additional 350,000 shares; plus (c) on and after the date that is thirty (30) days after the date of the agreement, if the original investment amount has not been repaid, an additional 150,000 shares; plus (d) on and after the date that is ninety (90) days after the date of the agreement, if the original investment amount has not been repaid, an additional 250,000 shares, in each case, of Complete Solaria Common Stock at a price of $0.01 per share. The warrants are classified as liabilities under ASC 815 and are recorded within warrant liability on the Company’s consolidated statements of operations and comprehensive loss.

The Company accounted for the modification of the long-term debt due CS Solis as a debt extinguishment in accordance with ASC 480 and ASC 470. As a result of the extinguishment, the Company recorded a loss on extinguishment, of $10.3 million, which is recorded within other income (expense), net in the consolidated statements of operations and comprehensive loss in the fiscal year ended December 31, 2023. The Company had a liability of $33.3 million in short-term debt due CS Solis on the consolidated balance sheet as of December 31, 2023. The Company recorded accretion of the liability as interest expense of $7.2 million for the fiscal year ended December 31, 2023, and made payments of interest expense of $0.6 million during the fiscal year ended December 31, 2023 Prior to the modification, during the fiscal years ended December 31, 2023 the Company recorded amortization of issuance costs as interest expense of $0.7 million.

The Company determined that the Carlyle was a related party beginning in 2024. In July 2024, the Company issued $10.0 million of senior unsecured convertible notes in exchange for the cancellation of all indebtedness with CS Solis of $37.2 million. The Company concluded that the exchange represented a troubled debt restructuring as the Company was experiencing financial difficulty, and the new terms under the convertible notes resulted in a concession to the Company. As the carrying amount of the debt exceeded the future undiscounted cash payments under the new terms on the date of the exchange, the Company recorded a gain on the troubled debt restructuring of $12.5 million. The convertible notes have the same terms and conditions as the other convertible notes issued in July 2024 described above.

For the fiscal years ended December 29, 2024 and December 31, 2023, the Company recorded accretion of the liability as interest expense of $3.9 million and $2.7 million, respectively, and made no payments of interest expense.

For the fiscal years ended December 29, 2024 and December 31, 2023, the Company recorded amortization of issuance costs as interest expense of zero and $0.7 million, respectively.

2022 Convertible Notes

In connection with the Original Business Combination Agreement, the Company raised a series of convertible notes (“2022 Convertible Notes”) during the fiscal year ended December 31, 2022 with an aggregate purchase price of $12.0 million, and during the fiscal year ended December 31, 2023 for an additional total purchase price of $21.3 million. Of the $33.3 million 2022 Convertible Notes issued, $12.1 million was issued to five related parties. Additionally, as part of the acquisition of Solaria, the Company assumed a note from an existing investor for its fair value of $6.7 million. The note contained the same terms as the other 2022 Convertible Notes. The Company did not incur significant issuance costs associated with the 2022 Convertible Notes. The 2022 Convertible Notes accrued interest at a rate of 5% per annum. Immediately prior to the closing of the Mergers, the 2022 Convertible Notes were converted into the number of shares of common stock of Complete Solaria equal to (x) the principal amount together with all accrued interest of the 2022 Convertible Notes divided by 0.75, divided by (y) the price of a share of common stock of Complete Solaria used to determine the conversion ratio in the Amended and Restated Business Combination Agreement. This resulted in the issuance of 5,316,460 shares of Complete Solaria common stock to the noteholders and no debt remains outstanding associated with the 2022 Convertible Notes as of December 31, 2023.

The Company recognized interest expense of $0.7 million related to the 2022 Convertible Notes during the fiscal year ended December 31, 2023. Of this interest expense, $0.4 million was with related parties.

(16)	SAFE Agreements

First SAFE

On January 31, 2024, the Company entered into a Simple Agreement for Future Equity (“SAFE”) (the “First SAFE”) with the Rodgers Massey Freedom and Free Markets Charitable Trust (the “Purchaser”), a related party, affiliated with Thurman J. Rodgers, the Company’s Chief Executive Officer and a director, in connection with the Purchaser investing $1.5 million in the Company. The First SAFE did not accrue interest. The First SAFE was initially convertible into shares of the Company’s common stock, par value $0.0001 per share, upon the closing of a bona fide transaction or series of transactions with the principal purpose of raising capital, pursuant to which the Company would have issued and sold shares of its common stock at a fixed valuation (an “Equity Financing”), at a per share conversion price which was equal to the lower of (i) (a) $53.54 million divided by (b) the Company’s capitalization immediately prior to such Equity Financing (such conversion price, the “SAFE Price”), and (ii) 80% of the price per share of its common stock sold in the Equity Financing. If the Company consummated a change of control prior to the termination of the First SAFE, the Purchaser would have been automatically entitled to receive a portion of the proceeds of such liquidity event equal to the greater of (i) $1.5 million and (ii) the amount payable on the number of shares of common stock equal to (a) $1.5 million divided by (b)(1) $53.54 million divided by (2) the Company’s capitalization immediately prior to such liquidity event (the “Liquidity Price”), subject to certain adjustments as set forth in the First SAFE. The First SAFE was convertible into a maximum of 1,431,297 shares of the Company’s common stock, assuming a per share conversion price of $1.05, which is the product of (i) $1.31, the closing price per share of the Company’s common stock on January 31, 2024, multiplied by (ii) 80%.

On April 21, 2024, the Company entered into an amendment (“First SAFE Amendment”) that converted the First SAFE investment of $1.5 million into 4,166,667 shares of the Company’s common stock based on a conversion price of $0.36 per share, defined in the First SAFE Amendment as the product of (i) $0.45, the closing price of the Company’s common stock on April 19, 2024, multiplied by (ii) 80%. Upon conversion, the Company recorded a debit to SAFE Agreement of $1.5 million, a credit to Additional paid-in-capital of $1.9 million and recognized expense of $0.4 million within Other income (expense), net in its consolidated statement of operations for the fiscal year ended December 29, 2024.

Second SAFE

On February 15, 2024, the Company entered into a second SAFE (the “Second SAFE”) with the Purchaser, in connection with the Purchaser investing $3.5 million in the Company. The Second SAFE did not accrue interest. The Second SAFE was initially convertible into shares of the Company’s common stock upon the initial closing of an Equity Financing at a per share conversion price which was equal to the lower of (i) the Second SAFE Price, and (ii) 80% of the price per share of the Company’s common stock sold in the Equity Financing. If the Company consummated a change of control prior to the termination of the Second SAFE, the Purchaser would have been automatically entitled to receive an amount equal to the greater of (i) $3.5 million and (ii) the amount payable on the number of shares of the Company’s common stock equal to $3.5 million divided by the Liquidity Price, subject to certain adjustments as set forth in the Second SAFE. The Second SAFE was convertible into a maximum of 3,707,627 shares of the Company’s common stock, assuming a per share conversion price of $0.94, which is the product of (i) $1.18, the closing per share price of its common stock on February 15, 2024, (ii) 80%.

On April 21, 2024, the Company entered into an amendment (“Second SAFE Amendment”) that converted the Second SAFE investment of $3.5 million into 9,722,222 shares of the Company’s common stock based on a conversion price of $0.36 per share, defined in the Second SAFE Amendment as the product of (i) $0.45, the closing price of the Company’s common stock on April 19, 2024, multiplied by (ii) 80%. Upon conversion, the Company recorded a debit to SAFE Agreement of $3.5 million, a credit to Additional paid-in-capital of $4.4 million and recognized expense of $0.9 million within Other income (expense), net in its consolidated statement of operations for the fiscal year ended December 29, 2024.

Third SAFE

On May 13, 2024, the Company entered into a third SAFE (the “Third SAFE”) with the Purchaser, in connection with the Purchaser investing $1.0 million in the Company. The Third SAFE is convertible into shares of the Company’s common stock upon the initial closing of a bona fide transaction or series of transactions with the principal purpose of raising capital, pursuant to which the Company issues and sells shares of its common stock in an Equity Financing, at a per share conversion price which is equal to 50% of the price per share of the Company’s common stock sold in the Equity Financing. If the Company consummates a change of control prior to the termination of the Third SAFE, the Purchaser will be automatically entitled to receive a portion of the proceeds of such liquidity event equal to $1.0 million, subject to certain adjustments as set forth in the Third SAFE. The Third SAFE is convertible into a maximum of 2,750,000 shares of the Company’s common stock, assuming a per share conversion price of $0.275, which is the product of (i) $0.55, the closing price of the Company’s common stock on May 13, 2024, multiplied by (ii) 50%. Given that the SAFE could be settled in cash or a variable number of shares, the Company has accounted for the instrument as a liability at its fair value.

As of December 29, 2024, the Company estimated the fair value of the Third SAFE at $0.4 million based upon the assumptions disclosed in Note 5 – Fair Value Measurements.

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

Under the Plans, the Company has granted service-based stock options and restricted stock units (“RSUs”). Compensation expense for stock options under the Company’s cliff vesting schedule is generally recognized equally over the vesting period of five years. RSUs granted during the fiscal year ended December 29, 2024 are also generally recognized under the cliff vesting schedule that is recognized equally over the vesting period of five years.

The information below summarizes the stock option activity under the Plans.

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding—December 31, 2023	11,716,646	$3.48	8.53	$2,756
Options granted	6,121,251	0.93
Options exercised	(398,883)	0.77		39
Options canceled	(7,441,781)	0.17
Outstanding—December 29, 2024	9,997,233	2.77	5.29	6,356
Vested and expected to vest— December 29, 2024	9,997,233	2.77	5.29	6,356
Vested and exercisable— December 29, 2024	4,264,705	3.54	3.75	1,857

The information below summarizes the RSU activity.

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	58,097	$2.07
Granted	2,593,097	1.78
Vested and released	(669,059)	1.73
Cancelled or forfeited	—	—
Unvested at December 29, 2024	1,982,135	1.79

The aggregate fair value of the Company’s stock options vested during 2024 and 2023 was $1.9 million and $3.8 million, respectively.

Determination of Fair Value

The Company estimated the grant-date fair value of stock options using the Black-Scholes-Merton option-pricing model. The determination of the fair value of each stock award using this option-pricing model is affected by the Company’s assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards. Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award.

The following assumptions were used to calculate the fair value of stock-based compensation:

	Fiscal Year Ended
	December 29,	December 31,
	2024	2023
Expected term (in years)	5.00 – 6.32	5.50 – 6.32
Expected volatility	58.45% - 62.39%	77.0%
Risk-free interest rate	3.81% – 4.71%	1.7% – 4.7%
Expected dividends	0.0%	0.0%

Expected term — The Company uses the simplified method to calculate the expected term of stock option grants to employees as the Company does not have sufficient comparable historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. The expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years).

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

Fair value of common stock — Prior to the Mergers, fair value of the shares of common stock underlying the stock-based awards has historically been determined by the Board of Directors, with input from management. Because there has been no public market for the Company’s common stock prior to the Mergers, the Board of Directors has determined the fair value of the common stock on the grant-date of the stock-based award by considering a number of objective and subjective factors. Such factors include a valuation of the Company’s common stock performed by an unrelated third-party specialist, valuations of comparable companies, sales of the Company’s redeemable convertible preferred stock to unrelated third-parties, operating and financial performance, the lack of liquidity of the Company’s capital stock, as well as general and industry-specific economic outlooks. For financial reporting purposes, the Company considers the amount of time between the valuation date and the grant date to determine whether to use the latest common stock valuation or a straight-line interpolation between the two valuation dates. The determination included an evaluation of whether the subsequent valuation indicated that any significant change in valuation had occurred between the previous valuation and the grant date.

Subsequent to the Mergers, the fair value of the shares of common stock underlying the stock-based awards is based on the price of the Company’s common stock in the open market on the date of the grant.

Stock-based compensation expense

The following table summarizes stock-based compensation expense and its allocation within the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Fiscal Year Ended
	December 29,	December 31,
	2024	2023
Cost of revenues	$157	$84
Sales and marketing	598	487
General and administrative	2,312	2,252
Loss from discontinued operations, net of tax	—	2,376
Total stock-based compensation expense	$3,067	$5,199

As of December 29, 2024, there was a total of $15.1 million and $4.2 million unrecognized stock-based compensation costs related to service-based options and RSUs, respectively. Such compensation cost is expected to be recognized over a weighted-average period of approximately 2.2 years and 4.7 years, respectively.

In 2024 and 2023, the Company’s board of directors approved the modification to accelerate the vesting of 788,192 and 52,167 options, respectively, for employees that were terminated. Additionally, the board of directors approved an extension of the post termination exercise period for 4,343,172 and 280,412 vested options of terminated employees in the years ended December 29, 2024, and December 31, 2023, respectively. In connection with the modifications, the Company recorded incremental stock-based compensation expense of $0.7 million and $0.1 million in the fiscal years ended December 29, 2024, and December 31, 2023, respectively.

(18) Employee Stock Purchase Plan

The Company adopted the Employee Stock Purchase Plan (the “ESPP Plan”) in connection with the consummation of the Mergers in July 2023. All qualified employees may voluntarily enroll to purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock of the offering periods or the applicable purchase date. As of December 29, 2024, 2,628,996 shares were reserved for future issuance under the ESPP Plan.

(19) Commitments and Contingencies

Leases

The Company leases its facilities under non-cancelable operating lease agreements. The Company leases vehicles under finance lease agreements. Operating and financing lease activity for the fiscal years ended December 29, 2024 and 2023 is as follows (dollars in thousands):

	Fiscal Year Ended
	December 29,	December 31,
	2024	2023
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$553	$—
Interest on lease liabilities	77	—
	630	—
Operating lease cost	1,003	1,380
Variable lease cost	-	342
Total lease cost	$1,633	$1,722
Other information
Cash paid for amounts included in the measurement of lease liabilities
Finance leases	$551	$—
Operating leases	1,039	1,047
Weighted-average remaining lease term (in years):
Finance leases	2	—
Operating leases	2.5	2.48
Weighted-average discount rate:
Finance Leases	7%	—%
Operating leases	9.5%	15.57%

Future minimum lease payments under non-cancellable leases are as follows as of December 29, 2024 (in thousands):

	Finance Leases	Operating Leases
Fiscal year ending
2025	$2,285	$1,687
2026	1,749	1,605
2027	247	801
Total undiscounted liabilities	4,281	4,093
Less: imputed interest	(352)	(413)
Total lease liabilities	$3,929	$3,680

As of December 29, 2024, the Company’s consolidated balance sheet classified the current portion of finance lease liabilities of $2.1 million and operating lease liabilities of $1.4 million within Accrued expenses and other current liabilities and the noncurrent portion of finance lease liabilities of $1.8 million and operating lease liabilities of $2.3 million within Other long-term liabilities.

Warranty Provision

Activity by period relating to the Company’s warranty provision was as follows (in thousands):

	Fiscal Year Ended
	December 29,	December 31,
	2024	2023
Warranty provision, beginning of period	$4,849	$3,981
Warranty liability from Business Combination	582	—
Accruals for new warranties issued	695	2,968
Settlements	(158)	(2,100)
Warranty provision, end of period	$5,968	$4,849
Warranty provision, current	$2,531	$1,433
Warranty provision, noncurrent	3,437	3,416

Indemnification Agreements

From time to time, in its normal course of business, the Company may indemnify other parties, with which it enters into contractual relationships, including customers, lessors, and parties to other transactions with the Company. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from breach of representation, covenant or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Historically, there have been no such indemnification claims. In the opinion of management, any liabilities resulting from these agreements will not have a material adverse effect on the business, financial position, results of operations, or cash flows of the Company.

Legal Matters

The Company is a party to various legal proceedings and claims which arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the reasonably possible loss. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred. Although claims are inherently unpredictable, the Company is not aware of any matters that may have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows. The Company has recorded $7.7 million and $7.7 million as a loss contingency in accrued expenses and other current liabilities on its consolidated balance sheets as of December 29, 2024 and December 31, 2023, respectively.

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

On May 11, 2023, SolarPark filed a motion for preliminary injunction to seek an order restraining the Company from using or disclosing SolarPark’s trade secrets, making or selling shingled modules other than those produced by SolarPark, and from soliciting solar module manufacturers to produce shingled modules using Solaria’s shingled patents. On May 18, 2023, the Company responded by filing a motion for partial dismissal and stay. On June 1, 2023, SolarPark filed an opposition to the Company’s motion for dismissal and stay and a reply in support of their motion for preliminary injunction. On June 8, 2023, the Company replied in support of its motion for partial dismissal and stay. On July 11, 2023, the court conducted a hearing to consider SolarPark and the Company’s respective motions. On August 3, 2023, the court issued a ruling, which granted the preliminary injunction motion with respect to any purported misappropriation of SolarPark’s trade secrets. The court’s ruling does not prohibit the Company from producing shingled modules or from utilizing its own patents for the manufacture of shingled modules. The court denied SolarPark’s motion seeking a defamation injunction. The court denied the Company’s motion to dismiss and granted the Company’s motion to stay the entire litigation pending the arbitration in Singapore. On September 1, 2023, the Company filed a Limited Notice of Appeal to appeal the August 2023 order granting SolarPark’s motion for preliminary injunction. On September 26, 2023, Solaria filed a Notice of Withdrawal of Appeal and will not appeal the Court’s Preliminary Injunction Order. Between August 2023 and March 2024, the parties were engaged in discovery negotiations and the Company produced documents to SolarPark. The Company produced its last set of documents on March 14, 2024. Since then, SolarPark has been reviewing the documents, and the case has remained stayed.

No liability has been recorded in the Company’s consolidated financial statements as the likelihood of a loss is not probable at this time.

Siemens Litigation

On July 22, 2021, Siemens Government Technologies, Inc. (“Siemens Government Technologies”) filed a lawsuit against Solaria Corporation in Fairfax Circuit Court (the “Court”) in Fairfax, Virginia. On July 27, 2023, Siemens Government Technologies, moved to amend the complaint to add Siemens Industry Inc. as a co-plaintiff. This motion was granted on August 25, 2023. On October 23,2023, Siemens Government Technologies and Siemens Industry Inc. (collectively, “Siemens”) and Solaria Corporation stipulated to add Solar CA, LLC as a co-defendant. Solaria Corporation and Solar CA, LLC (collectively, the “Subsidiaries”) are both wholly-owned subsidiaries of Complete Solaria, Inc. In the lawsuit, Siemens alleged that the Subsidiaries breached express and implied warranties under a purchase order that Siemens placed with the Subsidiaries for a solar module system. Siemens claimed damages of approximately $6.9 million, inclusive of amounts of the Subsidiaries’ indemnity obligations to Siemens, plus attorneys’ fees.

On February 22, 2024, the Court issued an order against the Subsidiaries which awarded Siemens approximately $6.9 million, inclusive of the amounts of the Subsidiaries’ indemnity obligations to Siemens, plus attorney’s fees, the amount of which would be determined at a later hearing. On March 15, 2024, Siemens filed a motion seeking to recover $2.67 million for attorneys’ fees, expenses, and pre-and post-judgment interest. The Company opposed Siemens’ motion for attorneys’ fees, expenses, and pre- and post-judgment interest on April 5, 2024. On June 17, 2024, the Court entered a final order which awarded Siemens a total of $2.0 million in attorneys’ fees and costs. The Company has appealed these judgments.

In addition to the above, on August 19, 2024, Siemens applied for the enforcement to a sister state judgment in the Superior Court of Alameda, California and the court entered a judgement in favor of Siemens. On December 9, 2024, Siemens moved to amend the judgment to add Complete Solaria, Inc. as a judgement debtor. The subsidiaries opposed the Siemens motion. The court heard the motion by submission on April 3, 2025, but has not yet issued a ruling.

The Company recognized $6.9 million as a legal loss related to this litigation in 2023, and in 2024, the Company recorded an additional accrual for $2.0 million for attorneys’ fees, expenses, and pre-judgment interest, in accrued expenses and other current liabilities within its consolidated balance sheet as of December 29, 2024. This legal loss was recognized in loss from discontinued operations, net of tax on the consolidated statements of operations and comprehensive loss. The Company recorded a liability of $6.9 million as a legal loss related to this litigation, excluding amounts for attorneys’ fees and costs, in accrued expenses and other current liabilities within its consolidated balance sheets at each of December 29, 2024 and December 31, 2023.

Letters of Credit

The Company had $3.5 million of outstanding letters of credit related to normal business transactions as of December 29, 2024. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder. As discussed in Note 2 – Summary of Significant Accounting Policies, the cash collateral in these restricted cash accounts was $3.8 million as of December 29, 2024 and December 31, 2023, respectively.

(20) Income Taxes

The Company’s loss from continuing operations before provision for income taxes for the fiscal years ended December 29, 2024 and December 31, 2023, was as follows (in thousands):

	Fiscal Year Ended
	December 29, 2024	December 31, 2023
Domestic	$(54,444)	$(94,222)
Foreign	—	(1,995)
Total	$(54,444)	$(96,217)

The following is a reconciliation of the Company’s income tax applied at the federal statutory income tax rate compared to the income tax provision in its consolidated statements of operations for continuing operations. Certain prior year amounts have been reclassified to conform to the current year presentation (in thousands):

	Fiscal Year Ended
	December 29, 2024	December 31, 2023
Statutory federal income tax	$(11,433)	$(20,206)
State income taxes, net of federal tax benefits	(2,444)	7,833
Stock compensation	1,102	637
Fair value adjustments	(980)	(5,540)
Nondeductible items	1,332	141
Debt extinguishment	(6,571)	2,171
Foreign earnings taxed at different rates	—	419
Forward purchase agreements	—	9,780
Effect of changes in tax rates	706	—
Prior year adjustments	2,058	—
Valuation allowance	16,171	3,145
Other	59	1,600
Tax Provision	$—	$(20)

Significant components of our deferred tax assets and liabilities are as follows. Certain prior year amounts have been reclassified to conform to the current year presentation (in thousands):

	As of
	December 29,	December 31,
	2024	2023
Deferred income tax assets
Net operating loss	$34,749	$17,957
Debt derivatives	24,591	—
Bad debt reserve	431	2,799
Stock based compensation	452	3,060
Lease liability	1,512	10
Other reserves	3,381	3,764
Interest expense carryover	7,005	5,503
Intangibles	1,279	32
Capitalized research and development	824	808
Other	3,336	5,827
Total	77,560	39,760
Valuation allowance	(55,714)	(38,407)
Net deferred tax assets	21,846	1,353
Deferred income tax liabilities
Convertible loan discount	(19,175)	(759)
Other	(2,671)	(594)
Total deferred tax liabilities	(21,846)	(1,353)
Net deferred tax assets	$—	$—

Management regularly assess its ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction by jurisdiction basis. In the event that the Company changes its determination as to the amount or realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The Company’s management believes that, based upon a number of factors, it is more likely than not that all or some portion of the deferred tax assets will not be realized. Accordingly, for the fiscal years ended December 29, 2024, and December 31, 2023, the Company provided a valuation allowance against its U.S. net deferred tax assets of $55.7 million and $38.4 million, respectively. The valuation allowance increased by $17.3 million in the year ended December 29, 2024.

As of December 29, 2024, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $127.3 million and $106.7 million, respectively. Excluding $111.5 million of federal net operating losses which carryforward indefinitely, the net operating loss carryforwards will expire between 2030 and 2044.

The Internal Revenue Code (“IRC”) of 1986, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under IRC Section 382. Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by IRC Section 382 and similar provisions. Such limitations may result in the expiration of these carryforwards before their utilization. The Company’s acquired net operating loss carryforwards have been reduced based on the estimated amount which will be lost due to these limitations. If the Company has experienced subsequent ownership changes, our losses may be further limited, which may result in the expiration of net operating losses before utilization. To date, Company has not yet completed a Section 382 ownership change analysis. During the current year, the Company has undergone restructuring and strategic transformation, including the completion of the SunPower businesses. As a result of this change in facts and lack of certainty regarding the acquired losses of the legacy Solaria business, the Company has written off the remaining acquired net operating losses as the Company does not intend to pursue the potential tax benefits as it believes those benefits will be lost due to continuation of business enterprise rules. As a result, the corresponding uncertain tax position is also reversed as the Company does not intend to pursue utilization of those attributes.

The Company files income tax returns in the U.S for federal and various state jurisdictions as well as foreign jurisdictions each of which have varying statutes of limitations. The Company is in the process of filing returns for prior years, and the penalties related to the delinquent filings are not material. Due to the history of losses, the Company’s tax years remain open for examination by all tax authorities since inception. The Company is not currently under examination in any tax jurisdictions.

The Company has unrecognized tax benefit of zero and $53.1 million at December 29, 2024 and December 31, 2023, respectively. The reversal of the uncertain tax benefits would not affect the Company’s effective tax rate to the extent that it continues to maintain a full valuation allowance against its deferred tax assets. As outlined above, the reduction in the uncertain tax positions during the current period is a result of the Company’s decision to forgo the right to certain acquired attributes for which the Company does not intend to claim any tax benefits.

The Company applies the provisions set forth in FASB ASC Topic 740, Income Taxes, to account for the uncertainty in income taxes. In the preparation of income tax returns in federal and state jurisdictions, the Company asserts certain tax positions based on its understanding and interpretation of income tax laws.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Fiscal Year Ended
	December 29, 2024	December 31, 2023
Unrecognized tax benefits as of beginning of year	$53,153	$1,335
Increases related to prior year tax positions	—	5
Increases related to current year tax positions	—	51,813
Decreases related to prior year tax positions	(53,153)	—
Unrecognized tax benefits as of end of year	$—	$53,153

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the statements of operations and comprehensive loss. Accrued interest and penalties are included as part of income tax payable in the consolidated balance sheets. No accrued interest or penalties have been recorded for the fiscal years ended December 29, 2024 and December 31, 2023.

The Company has not provided U.S. income or foreign withholding taxes on the undistributed earnings of its foreign subsidiary as of December 29, 2024 and December 31, 2023, because it intends to permanently reinvest such earnings outside of the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability will be immaterial, due to the participation exemption put in place under the 2017 Tax Cuts and Jobs Act.

(21) Basic and Diluted Net Loss Per Share

The Company uses the two-class method to calculate net loss per share. No dividends were declared or paid for the fiscal years ended December 29, 2024 and December 31, 2023.

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the fiscal years ended December 29, 2024 and December 31, 2023 (in thousands, except share and per share amounts):

	Fiscal Year Ended
	December 29,	December 31,
	2024	2023
Numerator for basic loss per share:
Net loss from continuing operations	$(54,444)	$(96,197)
Net loss from discontinued operations	(2,007)	(25,853)
Impairment loss from discontinued operations	—	(147,505)
Net loss	(56,451)	(269,555)
Numerator for diluted loss per share
Impact of September 2024 Notes derivative liability and interest expense, net of tax	(35,886)	—
Net loss	$(92,337)	$(269,555)
Denominator:
Weighted average shares:
Denominator for basic loss per share	66,655,837	24,723,370
Effect of dilutive securities:
September 2024 Notes derivative liability	9,137,711	—
Denominator for diluted loss per share	75,793,548	24,723,370
Net loss per share:
Continuing operations – basic	$(0.82)	$(3.89)
Discontinued operations - basic	(0.03)	(1.05)
Net loss - basic	$(0.85)	$(4.94)

Continuing operations – diluted	$(1.19)	$(3.89)
Discontinued operations – diluted	(0.03)	(1.05)
Net loss – diluted	$(1.22)	$(4.94)

The computation of basic net loss per share attributable to common stockholders is inclusive of warrants with an insignificant exercise price.  The Company’s calculation of  the weighted average shares outstanding is inclusive of 3,427,324 warrants with an insignificant exercise price (which assumes that the warrants were outstanding as of the beginning of the period or the date of the grant, whichever is earlier) for the fiscal year ended December 29, 2024. The computation of diluted net loss per share attributable to common stockholders is inclusive of the impact of the Company’s September 2024 Notes (which were dilutive) using the if-converted method for the year ended December 29, 2024. The computation of basic and diluted net loss per share attributable to common stockholders is the same for the fiscal year ended December 31, 2023 because the inclusion of potential shares of common stock would have been anti-dilutive.

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been anti-dilutive:

	Fiscal Year Ended
	December 29,	December 31,
	2024	2023
Common stock warrants	25,434,069	23,024,556
Convertible notes	27,364,717	—
Stock options and RSUs issued and outstanding	11,979,368	11,774,743
Potential common shares excluded from diluted net loss per share	64,778,154	34,799,299

(22) Segment Information

The segment information is presented on a basis that is consistent with the Company’s internal management reporting. The Company’s Chief Executive Officer (“CEO”) is the Chief Operating Decision Maker (“CODM”). The CODM manages the Company and report financial results based on two reportable segments which are the same as our operating segments. CODM evaluates the performance of these reportable segments and allocates resources to make operating decisions based on certain financial information, including segmented internal income/(loss) from continuing operations prepared on a basis consistent with U.S. GAAP. The measurement criteria is based on their operating revenue and operating income (loss) and excluding any corporate costs which are not allocatable to the operating segments. The CODM’s measurement criteria does not include segment assets. During the periods presented, the Company reported its financial performance through the following two reportable segments; Residential Solar Installation and New Homes Business.

Residential Solar Installation. This segment performs solar system, storage and battery installations for residential homeowners.

New Homes Business. This segment is new in fiscal year 2024 as a result of the SunPower Acquisition which occurred in the fourth quarter of fiscal 2024. The Company developed a method to allocate direct expenses for the respective reportable segments. This segment performs solar system installations for new home builders.

	Fiscal Year Ended December 29, 2024
(in thousands)	Residential Solar Installation	New Homes Business	Total
Operating revenues	$67,460	$41,282	$108,742

Less:
Cost of revenues	45,266	23,974	69,240
Sales commissions	23,388	1,202	24,590
Sales and marketing	6,827	—	6,827
General and administrative(1)	9,805	3,232	13,037
Operating income (loss)	(17,826)	12,874	(4,952)

Reconciliation of segment loss from continuing operations before income taxes:
Unallocated amounts:
General corporate expense	—	—	(63,557)
Interest expense	—	—	(16,223)
Interest income	—	—	19
Other income (expense), net	—	—	7,932
Gain on troubled debt restructuring	—	—	22,337
Loss from continuing operations before taxes	$—	$—	$(54,444)

(1)	For the year ended December 29, 2024, depreciation and amortization expense was $2.6 million and $0.1 million for the Residential Solar Installation and New Homes Business reportable segments, respectively.

	Fiscal Year Ended December 31, 2023
(in thousands)	Residential Solar Installation	New Homes Business	Total
Operating revenues	$87,616	$—	$87,616

Less:
Cost of revenues	69,828	—	69,828
Sales commissions	31,127	—	31,127
Sales and marketing	6,920	—	6,920
General and administrative(1)	32,099	—	32,099
Operating income (loss)	(52,358)	—	(52,358)

Reconciliation of segment loss from continuing operations before income taxes:
Unallocated amounts:
General corporate expense	—	—	—
Interest expense	—	—	(14,033)
Interest income	—	—	36
Other income (expense), net	—	—	(29,862)
Gain on troubled debt restructuring	—	—	—
Loss from continuing operations before taxes	$—	$—	$(96,217)

(1)	For the year ended December 31, 2023, depreciation and amortization expense was $0.9 million for the Residential Solar Installation reportable segment.

Assets by segment are as follows (in thousands):

	As of
	December 29,	December 31,
	2024	2023
Residential Solar Installation	$66,145	$47,322
New Homes Business	78,321	—
Total assets	$144,466	$47,322

(23) Related Party Transactions

Refer to the following notes to the Company’s consolidated financial statements for details regarding the related party transactions entered into by the Company; Note 1(a) – Description of Business; Note 3 – Reverse Recapitalization, Note 6 – Forward Purchase Agreements, Note 12 – Other Income (Expense), Net; Note 15 – Borrowings and Derivative Liabilities and Note 16 – SAFE Agreements. All other related party transactions are described herein.

In December 2023, the Company entered into separate common stock purchase agreements with the Rodgers Massey Freedom and Free Markets Charitable Trust and the Rodgers Massey Revocable Living Trust , each a related party affiliated with Thurman J. Rodgers, the Company’s Chief Executive Officer and a director, for an aggregate purchase price of $5.0 million.

The Company determined that SameDay Solar became a related party in fiscal 2024 with which the Company does business. Revenue, cost of revenue and commission expense with SameDay Solar were $1.6 million and $0.6 million and $1.2 million for the fiscal year ended December 29, 2024.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (“Disclosure Controls”) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating and implementing possible controls and procedures.

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 29, 2024, our Disclosure Controls were not effective due to material weaknesses in the Company’s internal control over financial reporting as disclosed below in the remainder of this Item 9.

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

Management’s Report on Internal Controls Over Financial Reporting

It is the responsibility of the Company’s management including our Chief Executive Officer and Chief Financial Officer to establish and maintain adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has performed an assessment of the effectiveness of our internal control over financial reporting as of December 29, 2024 based upon criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our internal control over financial reporting was ineffective as of December 29, 2024, because of the material weaknesses described below.

On September 30, 2024, we completed the SunPower Acquisition. As permitted by Securities and Exchange Commission guidance, we elected to exclude the SunPower Acquisition representing total assets of approximately 93% of our consolidated total assets as of December 29, 2024, 77% of our consolidated revenues, and 12% of our consolidated net loss from continuing operations before income taxes, for the year ended December 29, 2024, from our assessment of internal control over financial reporting as of December 29, 2024. There were no other acquisitions completed during 2024 that required further consideration within our 2024 consolidated financial statements.

Material Weaknesses Identified

In connection with the preparation and audit of our financial statements for the year ended December 29, 2024, our management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis. The material weaknesses are as follows:

The Company did not maintain controls to execute the criteria established in the COSO Framework for (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring activities.

Each of the control deficiencies identified below constitute material weaknesses, either individually or in the aggregate.

Control Environment. The Company did not maintain an effective control environment and identified the following material weakness: the Company lacked appropriate policies and resources to develop and operate effective internal control over financial reporting and a lack of appropriate and consistent IT policies given the significant volume of financially relevant IT changes, which contributed to the Company’s inability to properly analyze, record and disclose accounting matters timely and accurately.

This control environment material weakness also contributed to the other material weaknesses identified below.

Risk Assessment. The Company did not design and implement an effective risk assessment and identified a material weakness relating to: (i) identifying, assessing, and communicating appropriate objectives, (ii) identifying and analyzing risks to achieve these objectives, and (iii) identifying and assessing changes in the business that could impact the system of internal controls.

Control Activities. The Company did not design and implement effective control activities and identified the following material weakness:

●	Ineffective design and operation of certain control activities due to significant personnel changes throughout 2024. Control deficiencies, which aggregate to a material weakness, occurred within substantially all areas of financial reporting.

Information and Communication. The Company did not design and implement effective information and communication activities and identified the following material weaknesses:

●	The Company did not design and maintain effective general information technology controls over logical access and program change management for our key information systems used to support the financial reporting process. Specifically, management did not maintain effective controls to ensure proper segregation of duties related to user administration and other privileged access functions and in implementing program changes in information systems. Due to the pervasive nature of these deficiencies, business process controls that are dependent upon information from these systems were also not effective.

●	The Company did not have adequate processes and controls for communicating information among the accounting, finance, operations, and legal departments, necessary to support the proper functioning of internal controls.

Monitoring Activities. The Company did not design and implement effective monitoring activities and identified the following material weaknesses: (i) failure to adequately monitor compliance with accounting policies, procedures and controls related to substantially all areas of financial reporting; and (ii) failure to properly select, develop and perform ongoing evaluations of the components of internal controls (including the monitoring of service providers’ control environments).

These material weaknesses described in the paragraphs above contributed to material accounting errors identified and corrected during the audit of the Company’s financial statements. If we fail to adequately remediate these material weaknesses, there could be material misstatements that may not be prevented or detected.

Remediation Plan and Status. The Company is committed to remediating the material weaknesses identified above, fostering continuous improvement in internal controls and enhancing its overall internal control environment. Since identifying the above material weaknesses, the Company has begun the process of implementing the remediation activities described below. The Company believes that these activities, when fully implemented, should remediate the identified material weaknesses and strengthen its internal control over financial reporting. These remediation efforts remain ongoing, and additional remediation initiatives may be necessary.

A material weakness cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time such that management can conclude, through testing, that the controls are operating effectively. If not remediated, material weaknesses or control deficiencies could result in material misstatements.

Accordingly, as management continues to monitor the effectiveness of our internal control over financial reporting, the Company will continue to perform additional procedures prescribed by management, including the use of certain manual mitigating control procedures and the employment of additional tools and resources deemed necessary, to ensure that our future consolidated financial statements are fairly stated in all material respects. The following planned remediation activities highlight the Company’s commitment to remediating the identified material weaknesses:

●	Hire finance and accounting professionals with the appropriate level of experience and training necessary to develop, maintain and improve our accounting policies, procedures and internal controls, utilize third-party consultants and internal audit professionals to enhance the control environment, and continue to hire other qualified finance and accounting professionals.

●	Provide, and continue to provide, training for employees regarding their responsibilities related to the performance or oversight of internal controls.

●	Reinforce the importance of communication between the operations, accounting, and legal departments regarding key terms of, and changes or modifications to, customer, debt, equity, legal and other contracts by establishing controls requiring finance department approval of certain non-standard terms and agreements.

●	Begin the implementation of a process to reevaluate, revise and improve our Sarbanes-Oxley compliance program, including governance, risk assessment, testing methodologies and corrective action. The Company plans to enhance our risk assessment procedures and conduct a comprehensive risk assessment.

●	Develop, and continue to develop, internal control documentation over financial processes and related disclosures. The Company plans to continue to design and implement control activities to mitigate risks identified and test the operating effectiveness of such controls.

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

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm due to the Company’s status as a non-accelerated filer and an EGC and is exempted from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses and remediation efforts described above, there were no changes in our internal control over financial reporting during the fourth quarter that have materially affected, would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Insider Trading Policy

We have adopted an Insider Trading Policy that applies to all directors, officers and employees, a copy of which is included as Exhibit 19.1 to this Annual Report.

Insider Trading Arrangements

During the three months ended December 29, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our directors and their ages as of April 30, 2025 are set forth below.

Name	Position	Age
Thurman J. Rodgers	Executive Chairman, CEO, Director	77
Antonio R. Alvarez	Director	69
William J. Anderson	Director	49
Adam Gishen(1)(3)	Director	50
Chris Lundell	Director	64
Lothar Maier(1)	Director	70
J. Daniel McCranie(2)	Director	81
Ronald Pasek(1)(3)	Director	64
Tidjane Thiam(2)	Director	63
Devin Whatley(2)	Director	56

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Thurman J. Rodgers. Thurman J. (T.J.) Rodgers, 77, has served as the Chief Executive Officer of Complete Solaria since April 2024 and as a member of the Complete Solaria Board of Directors since November 2022 and as Executive Chairman since June 2023. Mr. Rodgers founded Cypress Semiconductor in 1982 and served as Cypress’ Chief Executive Officer from 1982 to 2016. Mr. Rodgers currently serves on the boards of other energy-related companies: including Enovix and Enphase Energy Inc. (energy and storage technologies). From 2004 to 2012, he served as a member of Dartmouth’s board of trustees. Mr. Rodgers was a Sloan scholar at Dartmouth, where he graduated in 1970 as the Salutatorian with a double major in Physics and Chemistry. He won the Townsend Prize and the Haseltine Chemistry-Physics Prize as the top physics and chemistry student in his class. Mr. Rodgers holds a master’s degree and a Ph.D. in Electrical Engineering from Stanford University, where he attended on a Hertz fellowship.

Antonio R. Alvarez. Antonio R. Alvarez, 69, has served as a member of the Complete Solaria Board of Directors since November 2022. Mr. Alvarez served as the President of Complete Solaria since the merger of Complete Solar and Solaria in November 2022 until March 2023. From 2020 to 2022, Mr. Alvarez served as Solaria’s Chief Executive Officer. Prior to 2020, Mr. Alvarez served in various executive roles at Altierre Corporation, Aptina Imaging, Advanced Analogic Technologies, Leadis Technology and Cypress Semiconductor. Currently, Mr. Alvarez serves on the board of directors of NexGen Power Systems and previously served as a board member of SunEdison, SunEdison Semiconductor, ChipMOS Technology, and Validity Sensors. Mr. Alvarez holds a B.S. and an M.S. in Electrical Engineering from the Georgia Institute of Technology.

William J. Anderson. William J. Anderson, 49, served as the Chief Executive Officer of Complete Solaria from November 2022 to December 2023. From 2010 to 2022, he served as the Chief Executive Officer of Complete Solar. From 2007 to 2009, Mr. Anderson served as CEO of Risk Allocation Systems, Inc., a lending platform connecting automobile dealerships and credit unions in order to offer point of sale automobile loans to car buyers. From 2009 to 2010, Mr. Anderson served as Partner at SVE Partners, a boutique consulting firm serving technology start-ups and venture capital investors. Mr. Anderson holds a B.S. in Managerial Sciences from the Massachusetts Institute of Technology and an M.B.A. from the Stanford University Graduate School of Business.

Adam Gishen. Adam Gishen, 50, served as FACT’s Chief Executive Officer from February until the Business Combination in July 2023, and served as one of FACT’s initial board observers. From 2015 to 2020, Mr. Gishen served in several senior roles at Credit Suisse Group AG, including Global Head of Investor Relations, Corporate Communications and Marketing and Branding. Prior to 2015, Mr. Gishen was a partner at Ondra Partners, a financial advisory firm and previous to this worked as a Managing Director at Nomura and at Lehman Brothers in the area of equity capital markets. Mr. Gishen graduated from the University of Leeds.

Chris Lundell. Christopher Lundell, 64, has served as a member of the Complete Solaria Board of Directors since November 2023. Mr. Lundell served as the Chief Executive Officer of Complete Solaria from December 2023 to April 2024. Mr. Lundell is the Founder of CMO Grow, a marketing consultancy firm. Prior to that, he was the CMO at Vivint Solar, the President of the Americas at NEXThink, and CMO and COO at Domo. He holds an M.B.A. from Brigham Young University.

Lothar Maier. Lothar Maier, 70, has served as a member of the Complete Solaria Board of Directors since November 2024. Mr. Maier served as director of FormFactor Inc, from November 2006 to May 2024. Mr. Maier served as the Chief Executive Officer and a member of the Board of Directors of Linear Technology Corporation, a supplier of high performance analog integrated circuits, from January 2005 to March 2017. Prior to that, he served as Linear Technology’s Chief Operating Officer from April 1999 to December 2004. Before joining Linear Technology, Mr. Maier held various management positions at Cypress Semiconductor Corporation, a provider of high-performance, mixed-signal, programmable solutions, from July 1983 to March 1999, including as Senior Vice President and Executive Vice President of Worldwide Operations. Mr. Maier holds a B.S. in chemical engineering from the University of California at Berkeley.

J. Daniel McCranie. J. Daniel McCranie, 81, has served as a member of the Complete Solaria Board of Directors since January 2025. After his early career in semiconductor sales, Mr. McCranie became the executive vice president of sales & marketing for Harris Corporation, a technology company, and the chief executive officer of SEEQ Technology, a semiconductor company, and Virage Logic Corporation, a semiconductor company. From 1994 to 2001, he joined Cypress Semiconductor Corporation, a semiconductor company, as executive vice president of sales & marketing. He has held 10 board positions in the semiconductor and technology, including having served on the board of Cypress Semiconductor Corporation, from June 2017 to May 2019, ON Semiconductor Corporation, a semiconductor company, from 2001 to 2018, and Enovix Corporation from December 2021 until January 2023. From 2012 to 2017, he served on the board of Mentor Graphics, an electric design automation company. He holds a B.S. in Electrical Engineering from Virginia Polytechnic Institute. We believe that Mr. McCranie is qualified to serve on our Board of Directors based on his public company board experience and his industry expertise.

Ronald Pasek. Ronald Pasek, 64, has served as a member of the Complete Solaria Board of Directors since February 2023. Since 2015, Mr. Pasek has served as the chairman of the board of directors of Spectra7 Microsystems Inc., a Canadian publicly-traded consumer connectivity company. From 2016 to 2020, Mr. Pasek was Chief Financial Officer of NetApp. From 2009 until its acquisition by Intel in December 2015, Mr. Pasek served as Senior Vice President, Finance and Chief Financial Officer of Altera Corporation, a worldwide provider of programmable logic devices. Mr. Pasek was previously employed by Sun Microsystems, in a variety of roles including Vice President, Corporate Treasurer and Vice President of worldwide field finance, worldwide manufacturing and U.S. field finance. Mr. Pasek holds a B.S. degree from San Jose State University and an M.B.A. degree from Santa Clara University.

Tidjane Thiam. Tidjane Thiam, 63, served as a member of the FACT Board and as Executive Chairman of FACT since inception until the Business Combination in July 2023. In 2021, Mr. Thiam was appointed Chairman of Rwanda Finance Limited. He also serves as a Director and Chair of the Audit Committee of Kering S.A., the French luxury group. Mr. Thiam is also a Special Envoy on Covid 19 for the African Union. From 2015 to 2020, Mr. Thiam was Chief Executive Officer of Credit Suisse Group AG. From 2014 to 2019, Mr. Thiam was a Director of 21st Century Fox and served on its Nominating and Corporate Governance Committee. Mr. Thiam previously served at Prudential plc, a global insurance company based on London, as the Group Chief Executive from 2009 to 2015, a Director from 2008 to 2015 and Group Chief Financial Officer from 2008 to 2009. Mr. Thiam holds an M.B.A. from INSEAD and graduated from École Nationale Supérieure des Mines de Paris in 1986 and from École Polytechnique in Paris in 1984.

Devin Whatley. Devin Whatley, 56, has served as a member of the Complete Solaria Board of Directors since November 2022. Since 2010, Mr. Whatley has served as the Managing Partner at the Ecosystem Integrity Fund. Mr. Whatley serves as a member of the board of directors of several private companies focused on renewable energy. Mr. Whatley was a CFA Charterholder and holds a B.A. in East Asian Studies with a Business Emphasis from the University of California, Los Angeles and an M.B.A. from the Wharton School at the University of Pennsylvania.

Executive Officers

Our executive officers and their ages as of April 30, 2025 are set forth below.

Name	Age	Position
Thurman J. Rodgers	77	Chief Executive Officer and Director
Daniel Foley	48	Chief Financial Officer

Biographical information for Mr. Rodgers is included with the director biographies above.

Daniel Foley. Daniel Foley, 48, has served as the Chief Financial Officer of Complete Solaria since June 2024. From June 2021 to December 2023, Mr. Foley served as the Chief Financial Officer for Common Citizen. From April 2021 to June 2021, Mr. Foley served as the Senior Vice President and Treasurer for TerrAscend. From January 2018 to April 2021, Mr. Foley served as the Vice President of Corporate Finance, Treasury & Investor Relations at Curaleaf. Prior to that, Mr. Foley held senior positions in Corporate Finance and Investor Relations for Station Casinos and MGM MIRAGE. Previous experience includes working as an Investment Analyst at Wall Street Associates and as Vice President of Finance at New Cotai Holdings. Foley began his career as a Senior Associate in Gaming, Lodging & Leisure Equity Research at Bear Stearns. Mr. Foley brings over 25 years of capital markets and finance experience to Complete Solaria, as well as a track record of driving strong financial results, instilling financial and operational discipline, and demonstrating inspirational leadership. Mr. Foley holds an M.B.A. from the University of Southern California and a Bachelor of Science in economics from the University of Utah.

Director Independence

As required under Nasdaq listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. In addition, Nasdaq listing standards require that, subject to specified exceptions, each member of a listed company’s Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee be “independent.”

Based on information provided by each director concerning her or his background, employment and affiliations, the Board of Directors affirmatively determined that none of our directors — other than Thurman J. Rodgers, Antonio Alvarez, William Anderson, and Chris Lundell — has any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of Messrs. Gishen, Maier, Pasek, McCranie, Thiam and Whatley, representing a majority of Complete Solaria’s incumbent directors, is “independent” as that term is defined under the Nasdaq listing standards.

There are no family relationships among any of our directors or executive officers.

Role of the Board of Directors in Risk Oversight

One of the key functions of the Board of Directors is the informed oversight of Complete Solaria’s risk management process. The Board of Directors does not anticipate having a standing risk management committee, but rather anticipates administering this oversight function directly through the Board of Directors as a whole, as well as through various standing committees of the Board of Directors that address risks inherent in their respective areas of oversight. In particular, the Board of Directors is responsible for monitoring and assessing strategic risk exposure, and Complete Solaria’s Audit Committee is responsible for considering and discussing Complete Solaria’s major financial risk exposures and the steps its management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee monitors compliance with legal and regulatory requirements. The Compensation Committee assesses and monitors whether Complete Solaria’s compensation plans, policies and programs comply with applicable legal and regulatory requirements.

Board Committees

Our Board of Directors has formed an Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. The Board of Directors may from time to time establish other committees.

Our Chief Executive Officer, Chief Financial Officer and other executive officers regularly report to the non-executive directors and each standing committee to ensure effective and efficient oversight of its activities and to assist in proper risk management and the ongoing evaluation of management controls.

Audit Committee

The Audit Committee consists of Ronald Pasek, who serves as the chairperson, Adam Gishen and Lothar Maier. Each member of the Audit Committee qualifies as an independent director under the Nasdaq corporate governance standards and the independence requirements of Rule 10A-3 under the Exchange Act. Our Board of Directors has determined that Ronald Pasek qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and possesses the requisite financial expertise required under the applicable requirements of Nasdaq. As discussed above, our Board of Directors has also determined that Ronald Pasek is an independent director.

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

The Board of Directors adopted a written charter of the Audit Committee which is available on Complete Solaria’s website.

Compensation Committee

The Compensation Committee consists of Daniel McCranie, who serves as the chairperson, Devin Whatley and Tidjane Thiam. The Board of Directors has determined that each current member of the Compensation Committee is independent. The Board of Directors has also determined that each current committee member and a former member of the Compensation Committee — Antonio R. Alvarez — is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. Mr. Alvarez resigned from the Compensation Committee during April 2025. While Mr. Alvarez is not an independent director, Section 5605(d)(2)(B) of the Nasdaq listing standards nonetheless permitted the appointment of a non-independent director to the compensation committee if the board of directors, under exceptional and limited circumstances, determines that the non-independent director’s membership is required by the best interests of the Company and its stockholders. Based on Mr. Alvarez’s extensive experience with Complete Solaria and familiarity with the industry, the Board of Directors previously concluded that Mr. Alvarez’s appointment to, and membership on, the Compensation Committee prior to Mr. Alvarez’s resignation from the Compensation Committee was in the best interests of Complete Solaria and its stockholders. Further, a majority of the members of the Compensation Committee are independent directors.

The responsibilities of the Compensation Committee are:

●	reviewing and approving, or recommending that the Board of Directors approve, the compensation of Complete Solaria’s executive officers and senior management;

●	reviewing and recommending to the Board of Directors the compensation of Complete Solaria’s directors;

●	reviewing and approving, or recommending that the Board of Directors approve, the terms of compensatory arrangements with Complete Solaria’s executive;

●	administering Complete Solaria’s stock and equity incentive plans;

●	selecting independent compensation consultants and assessing whether there are any conflicts of interest with any of the committee’s compensation advisors;

●	reviewing, approving, amending and terminating, or recommending that the Board of Directors approve, amend or terminate, incentive compensation and equity plans, severance agreements, change-of-control protections and any other compensatory arrangements for Complete Solaria’s executive officers and other senior management, as appropriate;

●	reviewing and establishing general policies relating to compensation and benefits of Complete Solaria’s employees; and

●	reviewing Complete Solaria’s overall compensation.

The Board of Directors adopted a written charter for the Compensation Committee which is available on Complete Solaria’s website.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Ronald Pasek, who serves as the chairperson, and Adam Gishen. The responsibilities of the Nominating and Corporate Governance Committee are:

●	identifying, evaluating and selecting, or recommending that the Board of Directors approve, nominees for election to the Board of Directors;

●	evaluating the performance of the Board of Directors and of individual directors;

●	evaluating the adequacy of Complete Solaria’s corporate governance practices and reporting;

●	reviewing management succession plans; and

●	developing and making recommendations to the Board of Directors regarding corporate governance guidelines and matters.

The Board of Directors adopted a written charter of the Nominating and Corporate Governance Committee which is available on Complete Solaria’s website.

The Nominating and Corporate Governance Committee evaluates all candidates for director thoroughly, whether they are recommended by the management team, stockholders or third parties, in accordance with the needs of the Board of Directors and the qualifications of the candidate.

Code of Ethical Business Conduct

Complete Solaria has adopted a code of ethical business conduct that applies to all of its directors, officers and employees, including its principal executive officer, principal financial officer and principal accounting officer, and is available on Complete Solaria’s website at https://investors.completesolar.com/corporate-governance. Complete Solaria’s code of business conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. If we grant any waiver from a provision of the code of ethical business conduct to any executive officer or director, we will disclose it on our website.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was at any time during 2024, or at any other time, one of Complete Solaria’s officers or employees, except Mr. Alvarez who served as Complete Solaria’s president until March 2023. None of Complete Solaria’s executive officers has served as a director or member of a compensation committee (or other committee serving an equivalent function) of any entity, one of whose executive officers served as a director of our Board of Directors or member of the Compensation Committee.

Insider Trading Policy

We have adopted an insider trading policy that applies to all of our directors and to certain of our employees and consultants. This policy prohibits engaging in short sales, transactions in put or call options, hedging transactions, or other inherently speculative transactions with respect to our securities or derivative securities at any time. We believe our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable Nasdaq listing standards. A copy of our insider trading policy is included as Exhibit 19.1 to this Annual Report on Form 10-K.

Delinquent Section 16(a) Reports

Based solely on our review of such forms furnished to the Company and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were timely made during fiscal 2024, with the exception of the following late Form 4s: (1) Mr. Rodgers was late filing Form 4s relating to the issuance of the First SAFE (as defined below), the issuance of the Second SAFE (as defined below), the amendment of the First SAFE and Second SAFE and related issuance of the Amendment Shares (as defined below), the issuance of the Rodgers Group SAFE, and the sale and issuance of the July 2024 Notes (as defined below); (2) Tidjane Thiam was late filing a Form 4 relating to the sale of shares by him on December 17, 2025; (3) William Anderson was late filing Forms 4 in connection with the exercise of the restricted stock unit originally issued to him on August 30, 2024 and with respect to stock option awards granted to him on February 1, 2024 and April 10, 2024; (4) Chris Lundell was late filing a Form 4 in connection with the issuance of a stock option award granted on April 29, 2024; and (5) Daniel Foley was late filing a Form 4 in connection with the issuance of a stock option award granted on June 11, 2024.

ITEM 11. EXECUTIVE COMPENSATION

FACT

Employment Agreements

Prior to the Closing of the Business Combination, FACT did not enter into any employment agreements with its executive officers and did not make any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No FACT executive officers or directors received any cash compensation for services rendered to FACT prior to the Business Combination. FACT paid its sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team and other expenses and obligations of our sponsor. Executive officers and directors, or any of their respective affiliates were reimbursed for any out-of-pocket expenses incurred in connection with activities on FACT’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Complete Solaria

Complete Solaria has opted to comply with the executive compensation disclosure rules applicable to emerging growth companies. The scaled down disclosure rules are those applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act of 1933, as amended (the “Securities Act”), which require compensation disclosure for all individuals serving as Complete Solaria’s principal executive officer during 2024, the two most highly compensated executive officers of Complete Solaria, other than the principal executive officer, whose total compensation for 2024 exceeded $100,000 and who were serving as executive officers as of December 29, 2024, and up to two additional individuals for whom disclosure under the applicable rules would have been provided but for the fact that such individuals were not serving as executive officers at the end of 2024. Complete Solaria refers to these individuals as “named executive officers.” For 2024, Complete Solaria’s named executive officers were:

●	Thurman J. (T.J.) Rodgers, Complete Solaria’s Chief Executive Officer and Executive Chairman;

●	Chris Lundell, Complete Solaria’s former Chief Executive Officer;

●	Daniel Foley, Complete Solaria’s Chief Financial Officer; and

●	Brian Wuebbels, Complete Solaria’s former Chief Financial Officer and former Chief Operations Officer.

Complete Solaria believes its compensation program should promote the success of the Company and align executive incentives with the long-term interests of its stockholders. Complete Solaria’s current compensation programs reflect its startup origins in that they consist primarily of salary and equity-based awards. As Complete Solaria’s needs evolve, Complete Solaria intends to continue to evaluate its philosophy and compensation programs as circumstances require.

During 2024, Mr. Rodgers did not receive any separate compensation in his role as our Chief Executive Officer.

Summary Compensation Table

The following table shows information regarding the compensation of Complete Solaria’s named executive officers for services performed in the fiscal year ended December 29, 2024 and in the fiscal year ended December 31, 2023.

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)		All Other Compensation	Total
Thurman J. (T.J.) Rodgers	2024	—	—	—		—	—
Chief Executive Officer	2023	—	—	—		—	—
Daniel Foley	2024	$161,947	—	$474,761	(4)	—	$636,708
Chief Financial Officer	2023	—	—	—		—	—
Chris Lundell	2024	$375,024	—	$152,876	(5)	—	$527,900
Former Chief Executive Officer(2)	2023	$450,000	—	$4,560,000		—	$5,010,000
Brian Wuebbels	2024	$210,708	—	$280,732	(6)	—	$491,440
Former Chief Financial Officer and former Chief Operation Officer(3)	2023	$330,000	—	$1,966,514		—	$2,296,514

(1)	Amounts reported in this column do not reflect the amounts actually received by Complete Solaria’s named executive officers. Instead, these amounts reflect the aggregate grant-date fair value of awards granted to each named executive officer, computed in accordance with the FASB ASC Topic 718, Stock-based Compensation. See Note 17. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Unless otherwise noted in the footnotes below, the shares underlying these options vest in 48 equal monthly installments, subject to the named executive officer’s continued service at each vesting date.

(2)	Mr. Lundell stepped down as the Chief Executive Officer in April 2024.
(3)	Mr. Wuebbels stepped down as the Chief Financial Officer in April 2024. Mr. Wuebbels stepped down as Chief Operations Officer effective as of August 16, 2024.
(4)	20% of the total shares underlying this option award vests on July 1, 2025, with the remaining 80% of the shares underlying the option award vesting in 48 equal monthly installments thereafter.
(5)	Consists of two awards: (a) 94,452 shares underlying the option granted on December 3, 2024 vested on May 19, 2024; and (b) of the remaining shares, 1/60th of such shares started vesting monthly beginning on June 19, 2024 and vest through May 19, 2029.
(6)	32.7% of the shares vested on August 16, 2024, and the remaining shares were forfeited.

Outstanding Equity Awards at December 29, 2024

The following table presents information regarding the outstanding option awards held by each of the named executive officers as of December 29, 2024:

Name	Grant Date(1)	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date
Thurman J. (T.J.) Rodgers	12/3/2023	12/3/2024	37,500	(2)	—		$1.14	12/2/2033
	12/3/2023	12/3/2024	79,101	(2)	—		$1.14	12/2/2033
Daniel Foley	6/11/2024	7/1/2025	—		500,000	(3)	$1.56	7/11/2034
Chris Lundell	12/3/2023	12/3/2024	37,500	(2)	—		$1.14	12/2/2033
	12/3/2023	12/3/2024	56,952	(2)	—		$1.14	12/2/2033
	4/29/2024	5/19/2024	100,000	(4)	—		$0.73	4/29/2034
	4/29/2024	6/19/2024	29,167		220,833	(5)	$0.73	4/29/2034
Brian Wuebbels	5/2/2024	8/16/2024	245,615	(6)	—		$0.69	8/16/2025
	3/9/2023	3/9/2023	94,606	(7)	19,305		$5.18	8/16/2025

(1)	All option awards were granted pursuant to the 2023 Plan.
(2)	100% of the total shares underlying the option award vested on the one-year anniversary of the grant date.
(3)	20% of the total shares underlying the option award vest on 7/1/2025, thereafter the remaining 80% of shares underlying the option award vest in 48 equal monthly installments.
(4)	100% of the total shares underlying the option award vested on 5/19/2024.
(5)	1/60th of the total shares underlying the option award vest in 60 equal monthly installments, beginning 6/19/2024.
(6)	Reflects portion of award remaining after the cancellation of the award with respect to 504,385 shares on August 16, 2024.
(7)	Reflects portion of award remaining after the cancellation of the award with respect to 265,725 shares on September 9, 2024.

Employment Arrangements with Named Executive Officers

Each of Complete Solaria’s named executive officers is or was an at-will employee.

Thurman J. Rodgers

Mr. Rodgers is not currently a party to any employment agreement or other understanding with respect to compensation as our Chief Executive Officer. Mr. Rodgers did not receive separate compensation in his role as Chief Executive Officer during 2024.

Daniel Foley

On Jun 7, 2024, we entered into an executive employment agreement with Mr. Foley, which became effective on July 1, 2024 (the “Foley Agreement”). Pursuant to the Foley Agreement. Mr. Foley is entitled to a base salary of $275,000 per year, and he will be eligible for an annual bonus of 50% of his gross salary. Mr. Foley also received an option to purchase 500,000 shares of our common stock, subject to a five-year vesting schedule. The Foley Agreement also provides that if Mr. Foley’s employment is terminated for any reason other than cause (as defined in the Foley Agreement), death or disability, or if he resigns for good reason (as defined in the Foley Agreement), and provided that in either case such termination constitutes a separation from service (as defined in the Foley Agreement), then subject to Mr. Foley executing a release agreement in Complete Solaria’s favor, and continuing to comply with all of his obligations to Complete Solaria and its affiliates, he will receive the following benefits: (a) payment of Mr. Foley’s earned but unpaid base salary; (b) payment of such officer of any unpaid bonus, with respect to the fiscal year immediately preceding the fiscal year in which such termination or such resignation occurs; (c) payment of any vested benefits to which he may be entitled under any applicable plans and programs of the Company; (d) a severance payment equal to six months of Mr. Foley’s then base salary plus a pro rata portion of Mr. Foley bonus with respect to the fiscal year in which such termination or such resignation occurs.

Chris Lundell

On December 7, 2023, we entered into an executive employment with Chris Lundell to serve as our Chief Executive Officer (the “Lundell Agreement”). Pursuant to the Lundell Agreement, Mr. Lundell was entitled to a base salary of $450,000 per year, and he was eligible for an annual bonus of 75% of his gross salary. Mr. Lundell also was previously granted an option to purchase 3,000,000 shares of our Common Stock. The Lundell Agreement provided that if Mr. Lundell’s employment was terminated for any reason other than cause (as defined in the Lundell Agreement), death or disability, or if he resigned for good reason (as defined in the Lundell Agreement), and provided that in either case such termination constitutes a separation from service (as defined in the Lundell Agreement) and the separation is not on or within 12 months following a change of control, then subject to his executing a release agreement in our favor, and continuing to comply with all of his obligations to Complete Solaria and our affiliates, he would receive the following benefits: (a) payment of Mr. Lundell’s earned but unpaid base salary; (b) payment of any unpaid bonus, with respect to the fiscal year immediately preceding the fiscal year in which such termination or such resignation occurs; (c) payment of any vested benefits to which he may be entitled under any applicable plans and programs of Complete Solaria; (d) a severance payment equal to six months of Mr. Lundell’s then-base salary plus a pro rata portion of Mr. Lundell’s bonus with respect to the fiscal year in which such termination or such resignation occurs; (e) if he timely and properly elects to continue group health care coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), payment of Mr. Lundell’s COBRA premium expenses until the earliest of (i) the six-month anniversary of the termination date; (ii) the date he is no longer eligible to receive COBRA continuation coverage; and (iii) the date on which he becomes eligible to receive substantially similar coverage from another employer; and (f) the applicable post-termination exercised period for any vested options will extend to the earlier of (i) the six-month anniversary of the termination date, (ii) the expiration date of the option or (iii) earlier termination upon a corporate transaction.

On April 24, 2024 (the “Lundell Separation Date”), Mr. Lundell stepped down as Chief Executive Officer. Pursuant to Mr. Lundell’s Separation Agreement, dated May 19, 2024, he received:

●	cash severance in an amount equal to six months of his base salary in effect as of the Lundell Separation Date, payable in installments beginning on the date that is the 60th day following the Lundell Separation Date;

●	reimbursement of premiums, if any, for up to twelve (12) months following the Lundell Separation Date, provided proof of enrollment, for group healthcare coverage under COBRA;

●	350,000 stock options with 100,000 options vesting immediately, and with the remaining 250,000 stock options vesting monthly at 1/60th of the total value over five (5) years contingent upon continuing support to the Company; and

●	retention of the 94,452 options that were granted to Mr. Lundell as a board member on December 3, 2023.

Brian Wuebbels

On April 24, 2024, we entered into an executive employment agreement (the “Wuebbels Agreement”) with Brian Wuebbels to serve as Chief Operations Officer. Mr. Wuebbels was promoted from his position as Chief Financial Officer of the Company to Chief Operations Officer as of such date.

Pursuant to the Wuebbels Agreement, Mr. Wuebbels was entitled to a base salary of $330,000 per year, and he was eligible for an annual bonus of 50% of his gross salary. Mr. Wuebbels also previously was granted an option to purchase 750,000 shares of our Common Stock. The Wuebbels Agreement also provides that if Mr. Wuebbels’s employment was terminated for any reason other than cause (as defined in the Wuebbels Agreement), death or disability, or if such officer resigns for good reason (as defined in the Wuebbels Agreement), and provided that in either case such termination constitutes separation from service (as defined in the Wuebbels Agreement) and the separation is not on or within 12 months following a change of control, then subject to Mr. Wuebbels executing a release agreement in Complete Solaria’s favor, and continuing to comply with all of his obligations to Complete Solaria and its affiliates, he will receive the following benefits: (a) payment of Mr. Wuebbels earned but unpaid base salary; (b) payment to Mr. Wuebbels of any unpaid bonus, with respect to the fiscal year immediately preceding the fiscal year in which such termination or such resignation occurs; (c) payment to Mr. Wuebbels of any vested benefits to which he may be entitled under any applicable plans and programs of the Company; (d) a severance payment equal to six months of Mr. Wuebbels then base salary plus a pro rata portion of Mr. Wuebbels bonus with respect to the fiscal year in which such termination or such resignation occurs; (e) if Mr. Wuebbels timely and properly elects to continue group health care coverage under COBRA, payment of Mr. Wuebbels’s COBRA premium expenses until the earliest of (i) the three-month anniversary of the termination date; (ii) the date Mr. Wuebbels is no longer eligible to receive COBRA continuation coverage; and (iii) the date on which Mr. Wuebbels becomes eligible to receive substantially similar coverage from another employer; and (f) the applicable post-termination exercised period for any vested options will extend to the earlier of (i) the six-month anniversary of the termination date, (ii) the expiration date of the option or (iii) earlier termination upon corporate transaction.

Effective August 16, 2024, Brian Wuebbels resigned as our Chief Operations Officer. On June 30, 2024, we entered into an employment extension agreement (the “Extension Agreement”) with Mr. Wuebbels. Pursuant to the Extension Agreement, Mr. Wuebbels’ health benefits continued through August 31, 2024, and Mr. Wuebbels received accelerated vesting of 208,115 of the 750,000 options that he was granted in April 2024.

Base Salary

Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of the executive compensation program. In general, Complete Solaria seeks to provide a base salary level designed to reflect each executive officer’s scope of responsibility and accountability.

Bonuses

Beginning January 1, 2024, each of our named executive officers (other than Mr. Rodgers) was eligible for an annual bonus of 50% of such officer’s annual gross salary, based on criteria determined by our Board of Directors, including, but not limited to, the satisfaction of minimum performance standards, and the achievement of budgetary and other objectives, set by our Board of Directors in its sole and absolute discretion. None of our named executive officers received a cash bonus during 2024.

Director Compensation

We did not pay any compensation to our directors or issue any equity awards to our directors during 2024.

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

Nonqualified Deferred Compensation

Complete Solaria’s named executive officers did not participate in, or earn any benefits under, any nonqualified deferred compensation plan sponsored by Complete Solaria during 2024. The Board of Directors may elect to provide officers and other employees with nonqualified deferred compensation benefits in the future if it determines that doing so is in the Company’s best interests.

Pension Benefits

Complete Solaria’s named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by Complete Solaria during 2024.

Employee Benefit Plans

Equity-based compensation has been and will continue to be an important foundation in executive compensation packages as Complete Solaria believes it is important to maintain a strong link between executive incentives and the creation of stockholder value. Complete Solaria believes that performance and equity-based compensation can be an important component of the total executive compensation package for maximizing stockholder value while, at the same time, attracting, motivating and retaining high-quality executives. In July 2023, our Board of Directors adopted the 2023 Equity Incentive Plan (the “2023 Plan”) and the Employee Stock Purchase Plan (the “ESPP”). The 2023 Plan and the ESPP became effective immediately upon the Closing of the Business Combination. Below is a description of the 2023 Plan, the ESPP, Complete Solaria’s 2022 Stock Plan (the “2022 Plan”), Complete Solaria’s 2011 Stock Plan (the “2011 Plan”), Complete Solaria’s 2016 Stock Plan (the “2016 Plan”) and Complete Solaria’s 2006 Stock Plan (the “2006 Plan”). The 2022 Plan is the successor of the 2021 Stock Plan of Legacy Complete Solaria, which was amended and assumed by Complete Solaria in connection with a merger transaction completed prior to the Business Combination by Complete Solaria (the “Prior Transaction”). The 2011 Plan is the 2011 Stock Plan of Legacy Complete Solaria that was assumed by Complete Solaria in the Prior Transaction. The 2022 Plan, 2016 Plan, 2011 Plan and 2006 Plan are collectively referred to as the “Legacy Plans”.

The 2016 Plan and the 2006 Plan are the stock plans of Solaria that were assumed by Complete Solaria in the Prior Transaction.

2023 Plan

In July 2023, our board of directors adopted and our stockholders approved the 2023 Plan. The 2023 Plan became effective immediately upon the closing.

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

Authorized Shares. Current, a maximum number of 11,147,034 (after giving effect to the evergreen increase effective as of January 1, 2025) of shares of Complete Solaria Common Stock may be issued under the 2023 Plan. In addition, the number of shares of Complete Solaria Common Stock reserved for issuance under the 2023 Plan will automatically increase on January 1 of each year, starting on January 1, 2024 and ending on January 1, 2033, in an amount equal to the lesser of (1) 4% of the total number of shares of Complete Solaria’s Common Stock outstanding on December 31 of the preceding year, or (2) a lesser number of shares of Complete Solaria Common Stock determined by Complete Solaria’s Board prior to the date of the increase. The maximum number of shares of Complete Solaria Common Stock that may be issued on the exercise of ISOs under the 2023 Plan is three times the number of shares available for issuance upon the 2023 Plan becoming effective.

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

Complete Solaria 2023 Employee Stock Purchase Plan

In July 2023, our Board of Directors adopted and our stockholders approved the 2023 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective immediately upon the Closing of the Business Combination.

Administration. The Board of Directors, or a duly authorized committee thereof, will administer the ESPP.

Limitations. Our employees and the employees of any of our designated affiliates, as designated by the Board of Directors, will be eligible to participate in the ESPP, provided they may have to satisfy one or more of the following service requirements before participating in the ESPP, as determined by the administrator: (1) customary employment with Complete Solaria or one of its affiliates for more than 20 hours per week and five or more months per calendar year or (2) continuous employment with Complete Solaria or one of its affiliates for a minimum period of time, not to exceed two years, prior to the first date of an offering. In addition, the Board of Directors may also exclude from participation in the ESPP or any offering, employees who are “highly compensated employees” (within the meaning of Section 423(b)(4)(D) of the Code) or a subset of such highly compensated employees. If this proposal is approved by the stockholders, all the employees of Complete Solaria and its related corporations will be eligible to participate in the ESPP following the Closing of the Business Combination. An employee may not be granted rights to purchase stock under the ESPP (a) if such employee immediately after the grant would own stock possessing 5% or more of the total combined voting power or value of all classes of Complete Solaria’s capital stock or (b) to the extent that such rights would accrue at a rate that exceeds $25,000 worth of Complete Solaria capital stock for each calendar year that the rights remain outstanding.

The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Code. The administrator may specify offerings with a duration of not more than 27 months and may specify one or more shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of Common Stock will be purchased for the employees who are participating in the offering. The administrator, in its discretion, will determine the terms of offerings under the ESPP. The administrator has the discretion to structure an offering so that if the fair market value of a share of Complete Solaria’s stock on any purchase date during the offering period is less than or equal to the fair market value of a share of Complete Solaria’s stock on the first day of the offering period, then that offering will terminate immediately, and the participants in such terminated offering will be automatically enrolled in a new offering that begins immediately after such purchase date.

A participant may not transfer purchase rights under the ESPP other than by will, the laws of descent and distribution, or as otherwise provided under the ESPP.

Payroll Deductions. The ESPP permits participants to purchase shares of Common Stock through payroll deductions. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the lower of the fair market value of Common Stock on the first day of an offering or on the date of purchase. Participants may end their participation at any time during an offering and will be paid their accrued contributions that have not yet been used to purchase shares, without interest. Participation ends automatically upon termination of employment with Complete Solaria and its related corporations.

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

Corporate Transactions. In the event of certain specified significant corporate transactions, such as a merger or change in control, a successor corporation may assume, continue, or substitute each outstanding purchase right. If the successor corporation does not assume, continue, or substitute for the outstanding purchase rights, the offering in progress will be shortened and the participants’ accumulated contributions will be used to purchase shares of Common Stock within ten business days (or such other period specified by the plan administrator) prior to the corporate transaction, and the participants’ purchase rights will terminate immediately thereafter.

Amendment and Termination. The Board of Directors has the authority to amend, suspend, or terminate the ESPP, at any time and for any reason, provided certain types of amendments will require the approval of Complete Solaria’s stockholders. Any benefits, privileges, entitlements and obligations under any outstanding purchase rights granted before an amendment, suspension or termination of the ESPP will not be materially impaired by any such amendment, suspension or termination except (i) with the consent of the person to whom such purchase rights were granted, (ii) as necessary to facilitate compliance with any laws, listing requirements, or governmental regulations, or (iii) as necessary to obtain or maintain favorable tax, listing, or regulatory treatment. The ESPP will remain in effect until terminated by the Board of Directors in accordance with the terms of the ESPP.

2022 Plan

Background; Termination and No Further Grants Under 2022 Stock Plan. Complete Solaria’s board of directors adopted, and Complete Solaria’s stockholders approved, the 2022 Plan in October 2022 in connection with the Prior Transaction. The 2022 Plan amended and restated Legacy Complete Solaria’s 2021 Stock Plan.

The 2022 Plan terminated when the 2023 Plan became effective upon the consummation of the Business Combination. However, any outstanding awards granted under the 2022 Plan remain outstanding, subject to the terms of Complete Solaria’s 2022 Plan and award agreements, until such outstanding options are exercised or until any awards terminate or expire by their terms.

As of April 30, 2025, there were outstanding awards relating to 3,265,128 shares of Common Stock under the 2022 Plan and the other Legacy Plans, collectively.

Stock Awards. The 2022 Plan provides for the grant of incentive stock options (“ISOs”) and nonstatutory stock options to purchase shares of Common Stock and restricted stock awards (collectively, “stock awards”). ISOs may be granted only to Complete Solaria employees and the employees of any parent corporation or subsidiary corporation. All other awards may be granted to Complete Solaria employees, non-employee directors and consultants and the employees and consultants of Complete Solaria affiliates.

If a stock award granted under the 2022 Plan expires or otherwise terminates without being exercised in full, or is settled in cash, the shares of Common Stock not acquired pursuant to the stock award again will become available for subsequent issuance under the 2022 Plan (in the event that the 2023 Plan does not become effective as described in the preceding paragraph). In addition, the following types of shares of Common Stock under the 2022 Plan may become available for the grant of new stock awards under the 2022 Plan: (1) shares that are forfeited to or repurchased by Complete Solaria prior to becoming fully vested; (2) shares retained to satisfy income or employment withholding taxes; (3) shares retained to pay the exercise or purchase price of a stock award; or (4) shares surrendered pursuant to an option exchange program.

Administration. The Board of Directors, or a duly authorized committee thereof, has the authority to administer the 2022 Plan. The Board of Directors may also delegate to one or more officers the authority to (1) designate employees (other than other officers or directors) to be recipients of certain stock awards, and (2) grant stock awards to such individuals within parameters specified by the Board of Directors. Subject to the terms of the 2022 Plan, the plan administrator determines the award recipients, dates of grant, the numbers and types of stock awards to be granted and the applicable fair market value and the provisions of the stock awards, including the period of their exercisability, the vesting schedule applicable to a stock award and any repurchase rights that may apply. The plan administrator has the authority to modify outstanding awards, including reducing the exercise, purchase or strike price of any outstanding stock award, canceling any outstanding stock award in exchange for new stock awards, cash or other consideration or taking any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any adversely affected participant.

Stock Options. ISOs and NSOs are granted pursuant to stock option agreements adopted by the plan administrator. The plan administrator determines the exercise price for a stock option, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of Common Stock on the date of grant. Options granted under the 2022 Plan vest at the rate specified by the plan administrator.

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

Tax Limitations on Incentive Stock Options. The aggregate fair market value, determined at the time of grant, of Common Stock with respect to ISOs that are exercisable for the first time by an optionholder during any calendar year under all Complete Solaria stock plans may not exceed $100,000. Options or portions thereof that exceed such limit will generally be treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of the total combined voting power of Complete Solaria or that of any of its affiliates unless (1) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant and (2) the term of the ISO does not exceed five years from the date of grant.

Incentive Stock Option Limit. The maximum number of shares of Common Stock that may be issued upon the exercise of ISOs under the 2022 Plan is 6,677,960 shares plus, to the extent permitted by applicable law, any shares that again become available for issuance under the 2022 Plan.

Restricted Stock Awards. Restricted stock awards are granted pursuant to restricted stock award agreements adopted by the plan administrator. The permissible consideration for restricted stock awards is the same as apply to stock options. Common Stock acquired under a restricted stock award may, but need not, be subject to a share repurchase option in Complete Solaria’s favor in accordance with a vesting schedule to be determined by the plan administrator. A restricted stock award may be transferred only upon such terms and conditions as set by the plan administrator. Except as otherwise provided in the applicable award agreement, restricted stock awards that have not vested may be forfeited or repurchased by Complete Solaria upon the participant’s cessation of continuous service for any reason.

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

Corporate Transactions. The 2022 Plan provides that in the event of certain specified significant corporate transactions, unless otherwise provided in an award agreement or other written agreement between Complete Solaria and the award holder, each outstanding award (vested or unvested) will be treated as the plan administrator determines, including (without limitation) taking one or more of the following actions with respect to each stock award, contingent upon the closing or completion of the transaction: (1) arranging for the assumption, continuation or substitution of the stock award by a successor corporation, (2) arranging for the assignment of any reacquisition or repurchase rights held by Complete Solaria in respect of Common Stock issued pursuant to the stock award to a successor corporation, or (3) canceling the stock award in exchange for a cash payment, or no payment, as determined by the plan administrator (including a payment equal to the excess, if any, of the fair market value of the shares as of the closing date of such corporate transaction over any exercise or purchase price payable by the holder (which payment may be delayed to the same extent that payment of consideration to the holders of Common Stock in connection with the transaction is delayed as a result of any escrow, holdback, earnout or similar contingencies). The plan administrator is not obligated to treat all stock awards or portions thereof in the same manner, and the plan administrator may take different actions with respect to the vested and unvested portions of a stock award.

Under the 2022 Plan, a significant corporate transaction is generally the consummation of (1) a transfer of all or substantially all of Complete Solaria’s assets, (2) the consummation of a transaction, or series of related transactions, in which any person becomes the beneficial owners of more than 50% of Complete Solaria’s then-outstanding capital stock, or (3) a merger, consolidation or other capital reorganization or business combination transaction of Complete Solaria with our into another corporation, entity or person.

Transferability. A participant generally may not transfer stock awards under the 2022 Plan other than by will, the laws of descent and distribution or as otherwise provided under the 2022 Plan.

Amendment and Termination. The Board of Directors has the authority to amend, suspend or terminate the 2022 Plan, provided that, with certain exceptions, such action does not impair the existing rights of any participant without such participant’s written consent. Certain material amendments also require the approval of our stockholders. Unless terminated sooner by the Board of Directors, the 2022 Plan will automatically terminate in October 2032. No stock awards may be granted under the 2022 Plan while it is suspended or terminated.

2011 Plan

Background; Termination and No Further Grants under 2011 Stock Plan. Legacy Complete Solaria’s board of directors adopted the 2011 Plan in January 2011 and was amended from to time by Legacy Complete Solaria’s board of directors and its stockholders.

The 2011 Plan was terminated in November 2021 in connection with Complete Solaria’s adoption of the 2022 Plan, and no new awards may be granted under it. The 2011 Plan was assumed by Complete Solaria in connection with the Prior Transaction. Outstanding awards granted under the 2011 Plan remain outstanding, subject to the terms of the 2011 Plan and award agreements, until such outstanding options are exercised or terminate or expire by their terms.

As of April 30, 2025, there were outstanding awards relating to 3,265,128 shares of Common Stock under the 2011 Plan and the other Legacy Plans, collectively.

Plan Administration. The Board of Directors or a duly authorized committee of the Board of Directors administers the 2011 Plan and the awards granted under it.

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

2016 Plan

Background; Termination and No Further Grants Under 2016 Plan. Solaria’s board of directors adopted, and Solaria’s stockholders approved, the 2016 Plan, in May 2016 and July 2016, respectively. Complete Solaria assumed the 2016 Plan in connection with the Prior Transaction.

The 2016 Plan was terminated in November 2022 in connection with the Prior Transaction, and no new awards may be granted under it. Outstanding awards granted under the 2016 Plan remain outstanding, subject to the terms of the 2016 Plan and award agreements, until such outstanding options are exercised or terminate or expire by their terms.

As of April 30, 2025, there were outstanding awards relating to 3,265,128 shares of Common Stock under the 2016 Plan and the other Legacy Plans, collectively.

Plan Administration. The Board of Directors or a duly authorized committee administers the 2016 Plan and the awards granted under it.

Capitalization Adjustments. In the event that any change is made in, or other events occur with respect to, Common Stock subject to the 2016 Plan or any stock award, such as certain mergers, consolidations, reorganizations, recapitalizations, dividends, stock splits, or other similar transactions, appropriate adjustments will be made to the classes, number of shares subject to, and the price per share, if applicable, of any outstanding stock awards.

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

2006 Plan

Background; Termination and No Further Grants Under 2006 Plan. Solaria’s board of directors adopted, and Solaria’s stockholders approved, the 2006 Plan, in February 2006 and August 2006, respectively, and it was amended and restated from to time by Solaria’s board of directors and its stockholders.

The 2006 Plan was terminated in February 2016 in connection with Solaria’s adoption of the 2016 Plan, and no new awards may be granted under it. Complete Solaria assumed the outstanding awards granted pursuant to the 2006 Plan in connection with the Prior Transaction. Outstanding awards granted under the 2006 Plan remain outstanding, subject to the terms of the 2006 Plan and award agreements, until such outstanding options are exercised or terminate or expire by their terms.

As of April 30, 2025, there were outstanding awards relating to 3,265,128 shares of Common Stock under the 2066 Plan and the other Legacy Plans, collectively.

Plan Administration. The Board of Directors or a duly authorized committee administers the 2006 Plan and the awards granted under it.

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

Change in Control. In the event of a change in control (as defined in the 2006 Plan), our 2006 Plan provides that any successor corporation (or parent thereof) will assume or substitute such outstanding awards and any reacquisition or repurchase rights may be assigned to such surviving or acquiring corporation (or parent thereof). If the surviving or acquiring corporation (or parent thereof) does not assume or substitute outstanding awards in the corporate transaction, then the vesting of outstanding awards held by participants will accelerate in full and any repurchase rights held by us with respect to such awards will lapse, contingent upon the effectiveness of such transaction. Notwithstanding the foregoing, to the extent that stock awards will terminate if not exercised prior to the effective time of a corporate transaction, our Board of Directors may provide that such awards will be canceled for a payment equal to the excess, if any, of the value of the property the holder would have received upon exercise of such award over any exercise price payable.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Incentive Plans

The following table provides certain information with respect to our 2023 Plan and Legacy Plans as of December 31, 2024.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	10,306,835	$2.5375	1,340,493
Equity compensation plans not approved by stockholders	—	—	—
Total	10,306,835	$2.5375	1,340,493

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of our Common Stock as of April 30, 2025 by:

●	each person known to be the beneficial owner of more than 5% of the outstanding shares of our Common Stock;

●	each of our directors and director nominees;

●	each executive officer; and

●	all of our directors and executive officers as a group.

The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or investment power over such security. A stockholder is also deemed to be, as of any date, the beneficial owner of all securities that such stockholder has the right to acquire within 60 days after that date through (a) the exercise of any option, warrant or right; (b) the conversion of a security; (c) the power to revoke a trust, discretionary account or similar arrangement; or (d) the automatic termination of a trust, discretionary account or similar arrangement. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, ordinary shares subject to options or other rights (as set forth above) held by that person that are currently exercisable, or will become exercisable within 60 days, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G or 13D filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them. Applicable percentages are based on 65,781,061 shares of Common Stock outstanding as of March 31, 2025, adjusted as required by rules promulgated by the SEC.

Name and Address of Beneficial Owner(1)	Number of Shares	Percentage of Common Stock Outstanding
5% or Greater Stockholders:
Ecosystem Integrity Fund II, L.P.(2)	8,399,653	12.3%
Thurman J. (T.J.) Rodgers(3)	10,891,582	16.3%
Entities affiliated with Alyeska Investment Group, L.P.(4)	7,236,624	10.9%
Entities Affiliated with Kline Hill(5)	7,299,695	10.3%
Executive Officers and Incumbent Directors and Director Nominees:
Thurman J. Rodgers(3)	10,891,582	16.3%
William J. Anderson(6)	2,691,833	3.9%
Antonio R. Alvarez(7)	94,452	*
Daniel Foley	—	—
Devin Whatley(2)	8,487,777	12.4%
Tidjane Thiam(8)	265,193	*
Adam Gishen(9)	268,468	*
Ronald Pasek(10)	113,437	*
Chris Lundell(11)	248,619	*
Lothar Maier	—	—
J. Daniel McCranie(12)	—	*
All directors and executive officers as a group (11 persons)	23,061,361	32.3%

*	Less than one percent.
(1)	Unless otherwise indicated, the business address of each of the directors and executive officers of the Company is c/o Complete Solaria, Inc., 45700 Northport Loop East, Fremont, CA 94538.
(2)	Includes (i) 5,832,054 shares held by Ecosystem Integrity Fund II, L.P., of which Mr. Devin Whatley is the managing member of the general partner, (ii) 198,346 shares held by EIF CS SPV LLC, and (iii) 2,369,253 shares issuable pursuant to Complete Solaria warrants exercisable within 60 days of April 30, 2025. The business address of each of Ecosystem Integrity Fund II, L.P., EIF CS SPV LLC and Mr. Whatley is 20 Richelle Court, Lafayette, California 94549. In the case of Mr. Whatley, also includes 88,124 shares issuable pursuant to stock options exercisable within 60 days of April 30, 2025.
(3)	Includes (i) 485,562 shares held by Rodgers Capital, LLC, (ii) 8,842 shares held by Thurman J. Rodgers, (iii) 7,701,602 shares held by the Rodgers Massey Revocable Living Trust, (iv) 1,838,235 shares held by the Rodgers Massey Freedom and Free Markets Charitable Trust, (v) 724,416 shares issuable pursuant to Complete Solaria warrants exercisable within 60 days of April 30, 2025, and (vi) 132,925 shares issuable pursuant to stock options exercisable within 60 days of April 30, 2025. The business address of the foregoing holders is 45700 Northport Loop East, Fremont, CA 94538. In addition to the foregoing and the number of shares reflected in the table above, (a) the Rodgers Massey Revocable Living Trust holds $18,000,000 principal amount of the July 2024 Notes, which, subject to the terms and conditions of the July 2024 Notes, are convertible into 10,714,285 shares of Common Stock, (b) the Rodgers Massey Revocable Living Trust and the Mordgers Massey Freedom and Free Markets Charitable Trust own in the aggregate $8,000,000 principal amount of the September 2024 Notes, which, subject to the terms and conditions of the September 2024 Notes, are convertible into 3,742,690 shares of Common Stock, and (c) 13,888,889 shares of Common Stock are issuable (but not yet issued) as Amendment Shares in respect of the First Safe and the Second Safe (all as defined below).
(4)	Based solely on information obtained from a Schedule 13G filed by Alyeska Investment Group, L.P. on February14, 2025. Represents 219,080 shares of Common Stock held by Alyeska Investment Group, L.P., Alyeska Fund GP, LLC, and Anand Parekh, as well as 7,017,544 shares of Common Stock issuable under the September 2024 Notes. The September 2024 Notes are not currently convertible in accordance with their terms. The principal business address is 77 West Wacker Drive, 7th Floor, Chicago, IL 60601.
(5)	Based solely on information obtained from a Schedule 13G filed by KHP Fund GP LLC (“KHP Fund GP”) on February 5, 2025. Includes (i) an aggregate of 2,383,534 shares of Common Stock held by Kline Hill Partners Fund LP (“KHP LP”), Kline Hill Partners IV SPV LLC (“KHP IV SPV”) and Kline Hill Partners Opportunity IV SPV LLC (“KHP Opportunity IV SPV”), (ii) an aggregate of 4,745,675 shares of Common Stock issuable upon the conversion of the outstanding convertible promissory notes held by KHP LP, KHP IV SPV and KHP Opportunity IV SPV and (iii) an aggregate of 170,486 shares of Common Stock issuable upon the exercise of warrants held by KHP LP, KHP IV SPV and KHP Opportunity IV SPV. KHP Fund GP is the general partner of KHP LP and may be deemed to share voting, investment and dispositive power with respect to these securities. Kline Hill Partners Fund IV LP (“KHP IV LP”) is the sole member of KHP IV SPV and may be deemed to share voting, investment and dispositive power with respect to these securities. KHP Fund IV GP is the general partner of KHP IV LP and may be deemed to share voting, investment and dispositive power with respect to these securities. KHP Opportunity IV LP is the sole member of KHP Opportunity IV SPV and may be deemed to share voting, investment and dispositive power with respect to these securities. KHP Fund IV GP is the general partner of KHP Opportunity IV LP and may be deemed to share voting, investment and dispositive power with respect to these securities. Michael Bego and Jared Barlow are the managing members of KHP Fund GP and KPH Fund IV GP and may be deemed to share voting, investment and dispositive power with respect to these securities. Other than those securities reported herein as being held directly by such securityholder, each of them disclaims any such beneficial ownership of such securities, except to the extent of their respective pecuniary interest. The business address for Kline Hill is 325 Greenwich Ave., 3rd Floor, Greenwich, CT 06830.

(6)	Includes (i) 934,751 shares of Common Stock, (ii) 1,615,895 shares issuable pursuant to stock options exercisable within 60 days of April 30, 2025, and (iii) 141,187 shares issuable pursuant to Complete Solaria warrants exercisable within 60 days of April 30, 2025.
(7)	Includes 94,452 shares issuable pursuant to stock options exercisable within 60 days of April 30, 2025.
(8)	Includes (i) 158,624 shares of Common Stock, (ii) 12,117 shares issuable pursuant to Complete Solaria warrants exercisable within 60 days of April 30, 2025, and (iii) 94,452 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2025.
(9)	Includes (i) 167,742 shares of Common Stock, (ii) 1,211 shares issuable pursuant to Complete Solaria warrants exercisable within 60 days of April 30, 2025, and (iii) 99,515 shares issuable pursuant to stock options exercisable within 60 days of April 30, 2025.
(10)	Includes 113,437 shares issuable pursuant to stock options exercisable within 60 days of April 30, 2025.
(11)	Includes 248,619 shares issuable pursuant to stock options exercisable within 60 days of April 30, 2025.
(12)	The Dan and Kathy McCranie 2000 Revocable Trust holds September 2024 Notes convertible into 350,877 shares of Common Stock. Mr. McCranie serves as trustee of the Dan and Kathy McCranie 2000 Revocable Trust. Mr. McCranie disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest therein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The compensation arrangements for our directors and executive officers are described in Item 11 above, and the descriptions of such compensation arrangements are incorporated by reference into this section. Additionally, below is a description of transactions since January 1, 2024 to which we were a party, in which:

●	the amounts involved exceeded or will exceed $120,000; and

●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

Simple Agreements For Future Equity

On January 31, 2024, we entered into a simple agreement for future equity (the “First SAFE”) with the Rodgers Massey Freedom and Free Markets Charitable Trust (the “Purchaser”) in connection with the Purchaser investing $1.5 million in us. The First SAFE was initially convertible into shares of our Common Stock, par value $0.0001 per share, upon the initial closing of a bona fide transaction or series of transactions with the principal purpose of raising capital (an “Equity Financing”), pursuant to which we have issued and sold Common Stock in an equity financing at a per share conversion price which was equal to the lower of (i)(a) $53.54 million divided by (b) our capitalization immediately prior to such Equity Financing (such conversion price, the “SAFE Price”), and (ii) 80% of the price per share of our Common Stock sold in the Equity Financing. Thurman J. Rodgers is a trustee of the Purchaser, and he is the Executive Chairman of our Board of Directors and our Chief Executive Officer.

On February 15, 2024, we entered into a second simple agreement for future equity (the “Second SAFE”) with the Purchaser in connection with the Purchaser investing $3.5 million in us. The Second SAFE was initially convertible into shares of our Common Stock upon the initial closing of an Equity Financing at a per share conversion price which was equal to the lower of (i) the SAFE Price, and (ii) 80% of the price per share of our Common Stock sold in the Equity Financing. Thurman J. Rodgers is a trustee of the Purchaser, and he is the Executive Chairman of our Board of Directors and our Chief Executive Officer.

On April 21, 2024, we entered into an amendment to each of our First SAFE and Second SAFE with the Rodgers Massey Freedom and Free Markets Charitable Trust to convert the invested amounts into shares of our Common Stock. The conversion share price was $0.36, calculated as the product of (i) $0.45, the closing price of our Common Stock on April 19, 2024, multiplied by (ii) 80%. The First SAFE and Second SAFE converted into 4,166,667 and 9,722,222 shares of our Common Stock, respectively (collectively, the “Amendment Shares”); however, the Amendment Shares remain to be issued, the Amendment Shares are not included in the 65,781,061 shares of Common Stock outstanding and entitled to vote at the Annual Meeting, and the Purchaser and its affiliates entitled to receive the Amendment Shares are not currently able to vote the Amendment Shares at the Annual Meeting.

On May 13, 2024, we entered into a further simple agreement for future equity (the “Rodgers Group SAFE”) with the Purchaser in connection with the Purchaser’s investment of $1,000,000. The Rodgers Group SAFE is convertible into shares of Common Stock upon the initial closing of a bona fide transaction or series of transactions with the principal purpose of raising capital, pursuant to which we issue and sell Common Stock in an equity financing at a per share conversion price which is equal to 50% of the price per share of Common Stock sold in the Equity Financing. If we consummate a change of control prior to the termination of the Rodgers Group SAFE, the Purchaser will be automatically entitled to receive a portion of the proceeds of such liquidity event equal to $1,000,000, subject to certain adjustments as set forth in the Rodgers Group SAFE. The Rodgers Group SAFE is convertible into a maximum of 2,750,000 shares of Common Stock, assuming a per share conversion price of $0.275, which is the product of (i) $0.55, the closing price of the Common Stock on May 13, 2024, multiplied by (ii) 50%. Thurman J. Rodgers is a trustee of the Purchaser, and he is the Executive Chairman of our Board of Directors and our Chief Executive Officer.

Exchange Agreement and Related Transactions

Exchange Agreement

On July 1, 2024, we entered into an Exchange Agreement (the “Exchange Agreement”) with CRSEF Solis Holdings, L.L.C., a Delaware limited liability company (“Carlyle”), Kline Hill Partners Fund LP, a Delaware limited partnership (“Kline Fund”), Kline Hill Partners IV SPV LLC, a Delaware limited liability company (“Kline Partners”) and Kline Hill Partners Opportunity IV SPV LLC, a Delaware limited liability company (“Kline Opportunity” and together with Kline Fund and Kline Partners, “Kline Hill”) providing for, among other things: the cancellation of all indebtedness owed to Carlyle and Kline Hill by the Company; termination of all debt instruments by and between the Company and Carlyle and by and between Kline Hill; the satisfaction of all obligations owed to Carlyle and Kline Hill by the Company under the terminated debt instruments; the issuance of convertible notes to Carlyle and Kline Hill (as further detailed below under “July 2024 Note Financing”); and the issuance of 1,500,000 shares of Common Stock to Kline Hill (as further discussed in the paragraph below). Kline Hill is a 5% holder of Complete Solaria’s capital stock.

Issuance of 1,500,000 Shares of Common Stock to Kline Hill

On July 1, 2024, we entered into the Purchase Agreements with Kline Hill. Pursuant to the terms of the Purchase Agreements, Kline Hill purchased an aggregate of 1,500,000 shares of Common Stock in consideration for the cancellation of indebtedness owed to Kline Hill. Kline Hill is a 5% holder of Complete Solaria’s capital stock.

Designated Board Observer Agreements

In addition, in consideration for the entry of Carlyle and Kline Hill into the Exchange Agreement, on July 1, 2024, we entered into that certain Designated Board Observer Agreement with Carlyle Entity and Kline Partners, pursuant to which Kline Partners and Carlyle each have the right to designate a person to attend certain meetings of the Board in solely a non-voting, observer capacity. Each of Carlyle and Kline Hill is a 5% holder of Complete Solaria’s capital stock.

SCI Debt Restructuring

In October 2023, the Company entered into an Assignment Agreement whereby Structural Capital Investments III, LP (“SCI”) assigned the debt payable by the Company and its affiliates to SCI (the “SCI Debt”) to Kline Hill and Rodgers Massey Revocable Living Trust for a total purchase price of $5.0 million. The portion of the SCI Debt acquired by Kline Hill was cancelled as part of the Exchange Agreement. In connection with the Exchange Agreement, the principal amount of $3.5 million of the SCI Debt was exchanged for the July 2024 Notes (as defined below) issued to Kline Hill.

Certain Indebtedness Payable to the Rodgers Massey Revocable Living Trust

The principal portion of the SCI Debt owing to the Rodgers Massey Revocable Living Trust of $1.5 million (plus accrued interest) remained outstanding as of December 29, 2024 and is outstanding as of April 30, 2025. The outstanding amount, plus accrued interest, is due on demand to the Rodgers Massey Revocable Living Trust. Thurman J. Rodgers is a trustee of the Rodgers Massey Revocable Living Trust, and he is the Executive Chairman of our Board of Directors and our Chief Executive Officer.

July 2024 Notes

On July 1, 2024, we entered into Note Purchase Agreements and the Exchange Agreement (together the “July 2024 Purchase Agreement”), pursuant to which we issued to certain accredited investors and qualified institutional buyers approximately $50.0 million in aggregate principal amount in convertible promissory notes (the “July 2024 Notes”). The July 2024 Notes accrue interest at the rate of 12.0% annually, which will be payable semiannually in arrears on January 1 and July 1 of each year, beginning on July 1, 2025. The July 2024 Notes are convertible at the option of the holders at any time prior to the payment of the payment of the principal amount of such convertible note in full. Upon conversion of any convertible note, we will satisfy its conversion obligation by delivering shares of Common Stock and paying cash in respect of any fractional shares. The conversion rate for the convertible notes is initially equal to 595.2381 shares of Common Stock per $1,000 principal amount due under the convertible notes. The conversion rate shall be subject to adjustment from time to time pursuant to the terms of the convertible notes. The following table summarizes the participation in the July 2024 Note Financing by Complete Solaria’s holders of more than 5% of any class of Complete Solaria’s capital stock as of the date of such transactions:

Name of Stockholder	Aggregate Purchase Price
Rodgers Massey Revocable Living Trust	$18,000,000
CRSEF Solis Holdings, L.L.C.	$10,000,000
Kline Hill Partners Opportunity IV SPV LLC	$1,993,183
Kline Hill Partners IV SPV LLC	$1,993,183
Kline Hill Partners Fund LP	$3,986,365

September 2024 Notes

On September 8, 2024, September 11, 2024 and September 22, 2024, we entered into note purchase agreements with certain accredited investors and qualified institutional buyers relating to the sale and issuance of $80.0 million in aggregate principal amount of our 7.0% Convertible Notes due 2029 (the “September 2024 Notes”). The Company issued $4.0 million principal amount of the September 2024 Notes to the Rodgers Family and Free Markets Charitable Trust, and the Company issued $4.0 million principal amount of the September 2024 Notes to the Rodgers Massey Revocable Living Trust. Thurman J. Rodgers is the Chief Executive Officer, a member of the Board of Directors, and trustee of each of the Rodgers Family and Free Markets Charitable Trust and the Rodgers Massey Revocable Living Trust. The Rodgers Massey Revocable Living Trust is a 5% holder of Complete Solaria’s capital stock. Additionally, the Company also issued $750,000 principal amount of the 7.0% Convertible Notes due 2029 to the Dan and Kathy McCranie 2000 Revocable Trust, for which J. Daniel McCranie serves as trustee. Mr. McCranie was appointed to serve as a director of the Company on January 24, 2025.

Interest on the September 2024 Notes accrues at a rate of 7.00% per year from September 16, 2024 and will be payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2025. On or after September 16, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the September 2024 Notes may convert all or any portion of their September 2024 Notes at any time, in integral multiples of $1,000 principal amount, at the option of the holder. Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election, in the manner and subject to the terms, conditions and limitations provided in the Indenture. On December 18, 2024, at our annual meeting of stockholders, our stockholders approved the issuance of shares of our common stock upon conversion of the September 2024 Notes in excess of the limitations otherwise applicable under the Indenture as a result of Nasdaq Listing Rule 5635(d)(2). As a result of this stockholder approval, we will seek approval to amend the Indenture to enable the earlier conversion of the September 2024 Notes.

The conversion rate for the September 2024 Notes is initially 467.8363 shares of Common Stock per $1,000 principal amount of September 2024 Notes. The conversion rate for the September 2024 Notes is subject to adjustment from time to time in accordance with the terms of the Indenture. In addition, upon a conversion of the September 2024 Notes after September 16, 2025, following certain corporate events that occur prior to the maturity date of the September 2024 Notes or if the Company delivers a notice of redemption in respect of the September 2024 Notes, the Company will, under certain circumstances, increase the conversion rate of the September 2024 Notes for a holder who elects to convert its September 2024 Notes following September 16, 2025, in connection with such a corporate event that occurs prior to the maturity date, or if the Company delivers a notice of redemption in respect of the September 2024 Notes.

Pegasus Solar

During 2024, Pegasus Solar entered into commercial agreements with Complete Solaria. Pegasus Solar designs and manufactures solar panel hardware and mounting systems that are purchased by Complete Solaria. Devin Whatley, a director, is the general partner of Ecosystem Integrity Fund, which holds an equity investment in Pegasus Solar. All agreements between Complete Solaria and Pegasus Solar were entered into in the ordinary course of business. Since January 1, 2024, we have paid Pegasus Solar approximately $235,422 for the products supplied by Pegasus Solar to Complete Solaria. Other than indirectly through Ecosystem Integrity Fund’s equity interest in Pegasus Solar, Mr. Whatley does not have a direct financial interest in our relationship with Pegasus Solar or our transactions with Pegasus Solar. Mr. Whatley was not involved in the negotiation of the commercial agreements between Complete Solaria and Pegasus Solar.

SameDay Solar

Complete Solaria previously entered into commercial agreements with SameDay Solar, a residential solar installer. William Anderson, a director and our former Chief Executive Officer, owns 60% of the equity securities of SameDay Solar, and he is Chief Executive Officer of SameDay Solar. All agreements between Complete Solaria and SameDay Solar previously were entered into in the ordinary course of business. Since January 1, 2024, we have paid SameDay Solar a total of approximately $1,065,833. Since January 1, 2024, Mr. Anderson has received approximately $15,000 of remuneration from SameDay Solar relating to its relationship with Complete Solaria. Given his equity ownership, Mr. Anderson also has a 60% interest in SameDay Solar’s profits and earnings.

Employment Arrangements

Complete Solaria has entered into employment agreements with certain of its executive officers. For more information regarding these agreements with Complete Solaria’s named executive officers, see the section titled “Employment Arrangements with Named Executive Officers.”

Stock Option Grants to Directors and Executive Officers

Complete Solaria has granted stock options to certain of its directors and executive officers. For more information regarding the stock options and stock awards granted to Complete Solaria’s directors and named executive officers, see the section titled “Executive Compensation.”

Indemnification Agreements

Complete Solaria entered into new indemnification agreements with the directors and officers of Complete Solaria following the Business Combination.

Complete Solaria’s certificate of incorporation contains provisions limiting the liability of directors, and Complete Solaria’s amended and restated bylaws provide that Complete Solaria will indemnify each of its directors and officers to the fullest extent permitted under Delaware law. Complete Solaria’s amended and restated certificate of incorporation and amended and restated bylaws also provide the Board of Directors with discretion to indemnify Complete Solaria’s employees and other agents when determined appropriate by the Board of Directors.

Policies and Procedures for Related Person Transactions

The Board of Directors adopted a written related person transactions policy that sets forth Complete Solaria’s policies and procedures regarding the identification, review, consideration and oversight of “related person transactions.” For purposes of the Complete Solaria policy only, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which Complete Solaria or any of its subsidiaries are participants involving an amount that exceeds $120,000, including purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness and guarantees of indebtedness, subject to certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act.

Under the policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class Complete Solaria’s voting securities, an officer with knowledge of a proposed transaction, must present information regarding the proposed related person transaction to Complete Solaria’s Audit Committee (or, where review by Complete Solaria’s Audit Committee would be inappropriate, to another independent body of the Board of Directors) for review. To identify related person transactions in advance, Complete Solaria will rely on information supplied by Complete Solaria’s executive officers, directors and certain significant stockholders. In considering a related person transaction, Complete Solaria’s Audit Committee will take into account the relevant available facts and circumstances, which may include, but are not limited to:

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

ITEM 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed for professional audit services and other services rendered by BDO for fiscal year 2024. All of the services described in the following fee table were approved by the Audit Committee.

	Year Ended December 29, 2024	Year Ended December 31, 2023
	(in thousands)
Audit Fees(1)	$2,601	$—
Audit-Related Fees(2)	4,621	—
Tax Fees(3)	—	—
All Other Fees	—	—
Total Fees	$7,222	$—

The following table sets forth the aggregate fees billed for professional audit services and other services rendered by Deloitte for fiscal years 2024 and 2023. All of the services described in the following fee table were approved by the Audit Committee.

	Year Ended December 29, 2024	Year Ended December 31, 2023
	(in thousands)
Audit Fees(1)	$—	$1,440
Audit-Related Fees(2)	142	400
Tax Fees(3)	—	147
All Other Fees	200	—
Total Fees	$342	$1,987

(1)	Audit Fees — This category includes the audit of our annual financial statements, the audit of our internal control over financial reporting, if applicable, the review of our financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by the independent registered public accounting firm in connection with statutory audit and regulatory filings for those fiscal years. This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.
(2)	Audit-Related Fees — This category generally consists of assurance and related services, such as due diligence related to acquisition, business combination and finance offering.
(3)	Tax Fees — This category consists of services for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

Our Audit Committee has procedures in place for the pre-approval of all audit services, audit-related services, tax services, and other services rendered by our independent registered public accounting firm. Our Audit Committee generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of our Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting. The Audit Committee has determined that the rendering of services other than audit services by our independent registered public accounting firm is compatible with maintaining the principal accountant’s independence.

Transition from Deloitte to BDO

On August 1, 2024, we notified Deloitte & Touche LLP (“Deloitte”) of its dismissal, effective as of the same day, as our independent registered public accounting firm. Deloitte served as our independent registered public accounting firm since the closing of the Business Combination. The decision to change the independent public accounting firm was approved by our Audit Committee.

During the years ended December 31, 2022 and 2023 and the subsequent interim period through July 31, 2024, there were no: (1) disagreements with Deloitte within the meaning of Item 304(a)(1)(iv) of Regulation S-K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to Deloitte’s satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events under Item 304(a)(1)(v) of Regulation S-K and the related instructions thereto, except with respect to the material weaknesses as described below and in Item 9A of this Annual Report on Form 10-K.

As previously disclosed in our Annual Report on Form 10-K for fiscal 2023, we determined that material weaknesses in our internal control over financial reporting existed because (a) we did not have sufficient full-time accounting personnel, (i) to enable appropriate reviews over the financial close and reporting process, (ii) to allow for appropriate segregation of duties, and (iii) with the requisite experience and technical accounting knowledge to identify, review and resolve complex accounting issues under generally accepted accounting principles in the U.S., and (b) with respect to inventory controls related to the completeness, existence, and cut-off of the inventories held at third parties, and controls related to the calculation of adjustments to inventory for items considered excessive and obsolete. Additionally, we did not adequately design and/or implement controls related to conducting a formal risk assessment process.

The audit reports of Deloitte on our consolidated financial statements as of and for the years ended December 31, 2022 and 2023 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that there was an explanatory paragraph describing conditions that raised substantial doubt about our ability to continue as a going concern in Deloitte’s audit opinions dated April 6, 2023 and April 1, 2024.

We provided Deloitte with a copy of the auditor change disclosures prior to filing them with the Securities and Exchange Commission in our Current Report on Form 8-K on August 1, 2024 (the “Form 8-K”) and requested that Deloitte furnish a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with the statements made in the Form 8-K, as specified by Item 304(a)(3) of Regulation S-K. A copy of Deloitte’s letter dated August 1, 2024 was filed as Exhibit 16.1 to the Form 8-K.

On August 1, 2024, following the dismissal of Deloitte, the Audit Committee, after a competitive process to review the appointment of the Company’s independent registered public accounting firm, approved the engagement of BDO USA, P.C. (“BDO”) as the Company’s independent registered public accounting firm.

During our fiscal years ended December 31, 2022 and 2023 and through July 31, 2024, neither the Company, nor anyone on its behalf, consulted BDO regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was the subject of a “disagreement” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) or “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Transition from Marcum to Deloitte

On July 18, 2023, the Audit Committee of the Company’s board of directors approved the engagement of Deloitte as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ending December 31, 2023. Deloitte previously served as the independent registered public accounting firm of Legacy Complete Solaria prior to the Business Combination. Accordingly, Marcum LLP (“Marcum”), FACT’s independent registered public accounting firm prior to the Business Combination, was informed that it would be replaced by Deloitte as the Company’s independent registered public accounting firm, following the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following are filed with this Annual Report on Form 10-K:

1.	Financial Statements: See Index to consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules: All financial statement schedules have been omitted because they are not required, not applicable or the required information is otherwise included.

3.	Exhibits: The exhibits listed below are filed as part of this Annual Report on Form 10-K or incorporated herein by reference, in each case as indicated below.

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
1.1	Controlled Equity OfferingSM Sales Agreement dated December 19, 2024 by and between Complete Solaria, Inc. and Cantor Fitzgerald & Co.	S-3	333-283948	1.2	2024-12-20
2.1	Amended and Restated Business Combination Agreement, dated as of May 26, 2023, by and among Freedom Acquisition I Corp., Jupiter Merger Sub I Corp., Jupiter Merger Sub II LLC, Complete Solar Holding Corporation, and The Solaria Corporation	S-4	333-269674	2.1	2023-05-31
2.2	Agreement and Plan of Merger, dated as of October 3, 2022, by and between Complete Solar Holding Corporation, Complete Solar Midco, LLC, Complete Solar Merger Sub, Inc., The Solaria Corporation, and Fortis Advisors LLC	S-4	333-269674	2.4	2023-02-10
2.3	Asset Purchase Agreement dated September 19, 2023, by and among Complete Solaria, Inc., SolarCA, LLC, and Maxeon Solar Technologies, Ltd.	8-K	001-40117	2.1	2023-09-21
3.1	Certificate of Incorporation of Complete Solaria	8-K	001-40017	3.1	2023-07-21
3.2	Bylaws of Complete Solaria	8-K	001-40017	3.2	2023-07-21
4.1	Form of Replacement Warrant	8-K	001-40117	4.1	2023-10-12
4.2	Form of First Amendment to Replacement Warrant	8-K	001-40117	4.2	2023-10-12
4.3	Amended and Restated Registration Rights Agreement, dated July 18, 2023, by and among the Company and certain other stockholders party thereto	8-K	001-40117	4.1	2023-07-24
4.4	Warrant Agreement, dated February 25, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-40117	4.1	2021-03-2
4.5	Indenture, dated September 16, 2024, between the Company and U.S. Bank Trust Company, National Association	8-K	001-40017	4.1	2024-09-26
4.6	Form of 7.0% Convertible Senior Note due 2029	8-K	001-40017	4.2	2024-09-26
4.7	Form of Indenture	S-3	333-283948	4.13	2024-12-20
4.8*	Description of Capital Stock
10.1	Form of Indemnification Agreement	8-K	001-40017	10.23	2023-07-24
10.2	Forward Purchase Agreement, dated July 13, 2023, between Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP and Meteora Select Trading Opportunities Master, LP; Freedom Acquisition I Corp.; and Complete Solaria, Inc.	8-K	001-40017	10.24	2023-07-24
10.3	Forward Purchase Agreement, dated July 13, 2023, between Polar Multi-Strategy Master Fund; Freedom Acquisition I Corp. and Complete Solaria, Inc.	8-K	001-40017	10.25	2023-07-24
10.4	Forward Purchase Agreement, dated July 13, 2023, between Diametric True Alpha Market Neutral Master Fund, LP, Diametric True Alpha Enhanced Market Neutral Master Fund, LP, and Pinebridge Partners Master Fund, LP; Freedom Acquisition I Corp. and Complete Solaria, Inc.	8-K	001-40017	10.26	2023-07-24
10.5	FPA Funding Amount Pipe Subscription Agreements dated July 13, 2023, between Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP and Meteora Select Trading Opportunities Master, LP; Freedom Acquisition I Corp.; and Complete Solaria, Inc.	8-K	001-40017	10.27	2023-07-24

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.6	FPA Funding Amount Pipe Subscription Agreements dated July 13, 2023, between Polar Multi-Strategy Master Fund; Freedom Acquisition I Corp. and Complete Solaria, Inc.	8-K	001-40017	10.28	2023-07-24
10.7	FPA Funding Amount Pipe Subscription Agreements, dated July 13, 2023, between Diametric True Alpha Market Neutral Master Fund, LP, Diametric True Alpha Enhanced Market Neutral Master Fund, LP, and Pinebridge Partners Master Fund, LP; Freedom Acquisition I Corp. and Complete Solaria, Inc.	8-K	001-40017	10.29	2023-07-24
10.8	New Money Pipe Subscription Agreements dated July 13, 2023, between Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP and Meteora Select Trading Opportunities Master, LP; Freedom Acquisition I Corp.; and Complete Solaria, Inc.	8-K	001-40017	10.30	2023-07-24
10.9	New Money Pipe Subscription Agreements, dated July 13, 2023, between Diametric True Alpha Market Neutral Master Fund, LP, Diametric True Alpha Enhanced Market Neutral Master Fund, LP, and Pinebridge Partners Master Fund, LP; Freedom Acquisition I Corp. and Complete Solaria, Inc.	8-K	001-40017	10.31	2023-07-24
10.10	Form of Subscription Agreement	8-K	001-40017	10.32	2023-07-24
10.11	Form of Subscription Agreement	8-K	001-40017	10.1	2023-07-14
10.12	Promissory Note dated July 10, 2023, issued by Freedom Acquisition I Corp. to Freedom Acquisition I LLC	8-K	001-40017	10.1	2023-07-11
10.13	Consent to Business Combination Agreement, dated July 9, 2023.	8-K	001-40017	10.1	2023-07-10
10.14	Complete Solaria, Inc. 2023 Incentive Equity Plan	8-K	001-40017	10.5	2023-07-24
10.15	Forms of Option Grant Notice and Option agreement and Global RSU Grant Notice and Agreement	8-K	001-40017	10.6	2023-07-24
10.16	Complete Solaria, Inc. 2023 Employee Stock Purchase Plan	8-K	001-40017	10.7	2023-07-24
10.17#	Form of Employment Agreement between Complete Solaria, Inc. and Executive Officers	S-4	333-269674	10.22	May 11, 2023
10.18	Exchange Agreement dated July 1 2024 among Complete Solaria, Inc. and the Purchasers party thereto	8-K	001-40017	10.1	2024-07-8
10.19	Form of Convertible Note dated July 1, 2024	8-K	001-40017	10.2	2024-07-8
10.20	Form of Convertible Note Purchase Agreement dated July 1, 2024	8-K	001-40017	10.3	2024-07-8
10.21	Form of Note Purchase Agreement	8-K	001-40117	10.1	2024-09-26
10.22	Form of Polar Third Amendment to Forward Purchase Agreement	8-K/A	001-40117	10.1	2024-07-23
10.23	Common Stock Purchase Agreement effective July 24, 2024 between the Company and White Lion	8-K	001-40117	10.1	2024-07-17
10.24	Amendment No. 1 to Common Stock Purchase Agreement effective July 24, 2024 between the Company and White Lion	8-K	001-40117	10.1	2024-07-26
10.25	Amendment No. 2 to Common Stock Purchase Agreement effective August 14, 2024 between the Company and White Lion	8-K	001-40117	10.1	2024-08-20
10.26	Registration Rights Agreement dated July 16, 2024 by and between the Company and White Lion	8-K	001-40017	10.2	2024-07-17
10.27	OTC Equity Prepaid Forward Transaction Third Amendment dated as of July 17, 2024 by and between Polar Multi-Strategy Master Fund and the Company	POS AM	333-273820	10.47	2024-07-18
10.28	Asset Purchase Agreement dated as of August 5, 2024 by and among the Company, SunPower Corporation and the other parties thereto	8-K	001-40017	10.1	2024-08-06
10.29#	Employment Agreement dated October 10, 2024 between the Company and Daniel Foley	8-K	001-40117	10.1	2024-10-16
10.30	Transition Services Agreement dated September 30, 2024 among Complete Solaria, Inc. and the other parties thereto	8-K	001-40117	10.1	2024-10-01
10.31	Form of Amendment to SAFE (2024)	8-K	001-40117	10.1	2024-04-22

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.32#	Executive Employment Agreement dated April 24, 2024 between the Company and Brian Wubbels	10-Q	001-40117	10.2	2024-08-14
10.33	Form of Sandia Second Amendment to Forward Purchase Agreement	8-K	001-40117	10.1	2024-05-14
10.34	Form of Polar Second Amendment to Forward Purchase Agreement	8-K	001-40117	10.2	2024-05-14
10.35	Form of SAFE (May 2024)	8-K	001-40117	10.1	2024-05-17
10.36	Separation Agreement with Chris Lundell dated as of May 18, 2024	10-Q	001-40117	10.7	2024-08-14
10.37	Form of Sandia Third Amendment to Forward Purchase Agreement	8-K	001-40117	10.1	2024-06-20
10.38	Form of Siemens v. Solaria Final Order	8-K	001-40117	10.1	2024-06-21
10.39	Form of Common Stock Warrant (2024)	8-K	001-40017	10.1	2024-06-24
10.40	Form of Statement of Work (2024)	8-K	001-40017	10.2	2024-06-24
10.41	Amended and Restated Omnibus Incentive Plan	8-K	001-40017	10.8	2023-07-24
10.42	Amended and Restated 2021 Stock Plan	8-K	001-40017	10.9	2023-07-24
10.43	Forms of Option Agreement and Option Exercise under 2021 Stock Plan	8-K	001-40017	10.10	2023-07-24
10.44	Solaria Corporation 2016 Stock Plan	8-K	001-40017	10.11	2023-07-24
10.45	Forms of Option Agreement and Notice of Exercise under 2016 Stock Plan	8-K	001-40017	10.12	2023-07-24
10.46	Complete Solaria 2011 Stock Plan	8-K	001-40017	10.13	2023-07-24
10.47	Forms of Option Agreement and Option Exercise under 2011 Stock Plan	8-K	001-40017	10.14	2023-07-24
10.48	Solaria Corporation 2006 Stock Plan	8-K	001-40017	10.15	2023-07-24
10.49	Forms of Option Agreement, Restricted Stock Agreement and Early Exercise under 2006 Stock Plan	8-K	001-40017	10.16	2023-07-24
10.50	Form of Common Stock Purchase Agreement	S-1	333-273820	10.41	2024-07-19
10.51	Form of Employment Extension Agreement	8-K	001-40017	10.1	2024-07-5
16.1	Letter from Deloitte & Touche LLP	8-K	001-40117	16.1	2024-08-01
16.2	Letter from Marcum LLP	8-K	001-40117	16.1	2023-07-24
19.1*	Insider Trading Policy
23.1*	Consent of Deloitte & Touche, LLP, independent registered public accounting firm
23.2*	Consent of BDO USA, P.C.
31.1*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Complete Solaria, Inc. Clawback Policy
101*	Inline XBRL Document Set for the consolidated condensed financial statements and accompanying notes in Consolidated Condensed Financial Statements and Supplemental Details
104*	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101

*	Filed herewith
#	Indicates a management contract or compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPLETE SOLARIA, INC.

Dated: April 30, 2025	By:	/s/ THURMAN J. RODGERS
		Name:	Thurman J. Rodgers
		Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thurman J. Rodgers and Daniel Foley his true and lawful attorney-in-fact and agent, with full power of substitution and, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thurman J. Rodgers	Chief Executive Officer and Director	April 30, 2025
Thurman J. Rodgers	(Principal Executive Officer)

/s/ Daniel Foley	Chief Financial Officer	April 30, 2025
Daniel Foley	(Principal Financial and Accounting Officer)

/s/ Chris Lundell	Director	April 30, 2025
Chris Lundell

/s/ Antonio R. Alvarez	Director	April 30, 2025
Antonio R. Alvarez

/s/ Adam Gishen	Director	April 30, 2025
Adam Gishen

/s/ Ronald Pasek	Director	April 30, 2025
Ronald Pasek

/s/ Tidjane Thiam	Director	April 30, 2025
Tidjane Thiam

/s/ Devin Whatley	Director	April 30, 2025
Devin Whatley

/s/ William J. Anderson	Director	April 30, 2025
William J. Anderson

/s/ Lothar Meir	Director	April 30, 2025
Lothar Meir

/s/ J. Daniel McCranie	Director	April 30, 2025
J. Daniel McCranie