Form 10-Q
period 2025-03-30
Complete Solaria, Inc.
filed 2025-05-19
CIK 1838987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2025

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, par value $0.0001 per share	SPWR	Nasdaq

Redeemable warrants, each whole warrant exercisable for one share of common stock	SPWRW	Nasdaq

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 16, 2025, 80,272,256 shares of common stock, par value $0.0001 per share, were issued and outstanding.

COMPLETE SOLARIA, INC. AND SUBSIDIARIES

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our and our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example and without limitation, statements about:

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

Actual events or results may differ from those expressed in forward-looking statements. You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and we cannot predict all risks and uncertainties that could impact the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

The forward-looking statements in this Quarterly Report on Form 10-Q relate only to events as of the date the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of future acquisitions, mergers, dispositions, joint ventures or investments.

SUMMARY RISK FACTORS

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face.

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

v

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMPLETE SOLARIA, INC.

Unaudited Condensed Consolidated Balance Sheets

(in thousands except share and per share amounts)

	March 30,	December 29,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$10,553	$13,378
Accounts receivable, net	29,305	25,842
Inventories	11,010	22,110
Prepaid expenses and other current assets	12,619	8,206
Contract assets	37,345	26,066
Total current assets	100,832	95,602
Restricted cash	3,841	3,841
Property and equipment, net	4,625	5,493
Operating lease right-of-use assets	2,753	3,041
Other noncurrent assets	614	628
Goodwill	18,476	18,476
Intangible assets, net	16,670	17,385
Total assets	$147,811	$144,466

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$14,876	$7,980
Accrued expenses and other current liabilities (1)	51,431	56,081
Current portion of notes payable with related parties	1,500	1,500
Contract liabilities	13,101	10,003
SAFE Agreement with related party	404	384
Forward purchase agreement liabilities with related parties	1,176	1,274
Forward purchase agreement liabilities	2,050	2,220
Total current liabilities	84,538	79,442
Warranty provision, noncurrent	3,437	3,437
Warrant liability	2,653	1,561
Contract liabilities, noncurrent	884	918
Notes payable and derivative liabilities	84,959	92,638
Notes payable and derivative liabilities with related parties, net of current portion	50,395	53,193
Other long-term liabilities	8,039	8,553
Operating lease liabilities, net of current portion	1,887	2,263
Total liabilities	236,792	242,005

Commitments and contingencies (Note 13)

Stockholders’ (deficit):
Common stock, $0.0001 par value; Authorized 1,000,000,000 shares as of March 30, 2025, and December 29, 2024; issued and outstanding 79,921,908 and 73,784,645 shares as of March 30, 2025, and December 29, 2024, respectively.	14	14
Additional paid-in capital	314,092	313,661
Accumulated other comprehensive loss	165	165
Accumulated deficit	(403,252)	(411,379)
Total stockholders’ (deficit)	(88,981)	(97,539)
Total liabilities and stockholders’ equity	$147,811	$144,466

(1)	Includes accrued interest due to related parties of $3.0 million and $2.2 million as of March 30, 2025 and December 29, 2024, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMPLETE SOLARIA, INC.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands except share and per share amounts)

	Thirteen-Weeks Ended
	March 30,	March 31
	2025	2024
Revenues (1)	$82,740	$10,040
Cost of revenues (1)	42,599	7,757
Gross profit	40,141	2,283
Operating expenses:
Sales commissions (1)	7,684	3,116
Sales and marketing	6,825	1,618
General and administrative	24,590	5,093
Total operating expenses	39,099	9,827
Income (loss) from operations	1,042	(7,544)
Interest expense(2)	(7,494)	(3,568)
Interest income	3	6
Other income, net (3)	14,576	1,519
Total Other income (expense), net	7,085	(2,043)
Income (loss) before income taxes	8,127	(9,587)
Income tax provision	—	(1)
Net income (loss)	8,127	(9,588)
Other Comprehensive income (loss)
Foreign currency translation adjustment	—	(45)
Comprehensive income (loss) (net of tax)	$8,127	$(9,633)
Net income (loss) per share attributable to common stockholders,
Basic	$0.10	$(0.20)
Diluted	$0.00	$(0.20)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders’
Basic	80,110,127	49,077,330
Diluted	162,367,934	49,077,330

(1)	Includes revenue, cost of revenues and commission expense attributable to related parties of $0.6 million, $0.2 million and $0.4 million in the thirteen weeks ended March 30, 2025. There were no related party amounts included the thirteen weeks ended March 31, 2024. Refer to Note 18 – Related Parties for details.

(2)	Includes related party interest expense and amortization of debt issuance costs of $2.0 million and $2.7 million in the thirteen weeks ended March 30, 2025, and March 31, 2024, respectively.

(3)

Includes a gain of $3.7 million on the change in the fair value of derivative liabilities with related parties in the thirteen weeks ended March 30, 2025. Refer to Note 10 – Borrowings and Derivative Liabilities for details. Includes income of $0.1 million and expense of $4.7 million due to related parties for the thirteen weeks ended March 30, 2025, and March 31, 2024, respectively. Includes $0.1 million and zero of income due to related parties in the thirteen weeks ended March 30, 2025, and March 31, 2024, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMPLETE SOLARIA, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands except number of shares)

	Thirteen Weeks Ended March 30, 2025
					Accumulated	Total
			Additional		Other	Stockholders’
	Common Stock		Paid-in-	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance as of December 29, 2024	73,784,645	$14	$313,661	$(411,379)	$165	$(97,539)
Exercise of common stock options	43,793	—	57	—	—	57
Stock-based compensation	—	—	314	—	—	314
Vesting of restricted stock units	93,470	—	—	—	—	—
Exercise of common stock warrants	6,000,000	—	60	—	—	60
Net income	—	—	—	8,127	—	8,127
Foreign currency translation adjustment	—	—	—	—	—	—
Balance as of March 30, 2025	79,921,908	$14	$314,092	$(403,252)	$165	$(88,981)

	Thirteen Weeks Ended March 31, 2024
					Accumulated	Total
			Additional		Other	Stockholders’
	Common Stock		Paid-in-	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance as of December 31, 2023	49,065,361	$7	$277,965	$(354,928)	$143	$(76,813)
Exercise of common stock options	31,176	—	26	—	—	26
Stock-based compensation	—	—	1,341	—	—	1,341
Net loss	—	—	—	—	—	—
Net loss	—	—	—	(9,588)	—	(9,588)
Foreign currency translation adjustment	—	—	—	—	(45)	(45)
Balance as of March 31, 2024	49,096,537	$7	$279,332	$(364,516)	$98	$(85,079)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMPLETE SOLARIA, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands except number of shares)

	Thirteen Weeks Ended
	March 30, 2025	March 31, 2024
Cash flows from operating activities
Net income (loss)	$8,127	$(9,588)
Adjustments to reconcile net income (loss) from operations to net cash used in operating activities:
Stock-based compensation expense	314	1,341
Non-cash interest expense	—	1,008
Non-cash lease expense	288	181
Depreciation and amortization	1,583	357
Provision for credit losses	1,087	62
Change in reserve for excess and obsolete inventory	—	(344)
Change in fair value of SAFE Agreement – related party	20	—
Change in fair value of forward purchase agreement liabilities (1)	(268)	5,578
Change in fair value of derivative liabilities (2)	(15,127)	—
Amortization of debt issuance costs (3)	4,608	—
Change in fair value of warrant liabilities	1,092	(7,246)
Non-cash income (4)	(158)	—
Accretion of debt in CS Solis – related party	—	2,560
Changes in operating assets and liabilities:
Accounts receivable, net	(4,550)	5,280
Inventories	11,100	629
Contract assets	(11,279)	—
Prepaid expenses and other current assets	(4,413)	41
Other noncurrent assets	14	—
Accounts payable	6,896	(2,599)
Accrued expenses and other liabilities	(4,673)	(1,613)
Operating lease liabilities	(352)	(180)
Contract liabilities	3,064	(413)
Net cash used in operating activities	(2,627)	(4,946)
Cash flows from investing activities
Capitalization of internal-use software costs	—	(536)
Net cash used in investing activities	—	(536)
Cash flows from financing activities
Proceeds from issuance of convertible notes	200	—
Principal repayment of note payable	—	(300)
Finance lease payments	(515)	—
Proceeds from exercise of common stock options	57	26
Proceeds from exercise of warrant for common stock	60	—
Proceeds from issuance of SAFE agreements	—	5,000
Net cash (used in) provided by financing activities	(198)	4,726
Effect of exchange rate changes	—	(45)
Net decrease in cash, cash equivalents and restricted cash	(2,825)	(801)
Cash, cash equivalents, and restricted cash at beginning of period	17,219	6,416
Cash, cash equivalents, and restricted cash at end of period	$14,394	$5,615

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,388	$—

(1)	Includes related party income $0.1 million in the thirteen weeks ended March 30, 2025.

(2)	Includes related party gain on remeasurement of $3.7 million in the thirteen weeks ended March 30, 2025.

(3)	Includes related party amortization of $1.0 million in the thirteen weeks ended March 30, 2025.

(4)	Includes related party non-cash income of less than $0.1 million in the thirteen weeks ended March 30, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Organization

(a) Description of Business

Complete Solaria, Inc. (the “Company” or “Complete Solaria”) is incorporated in Delaware and is a residential solar installer that offers storage and home energy solutions to customers in North America. The Company was formed through Complete Solar Holding Corporation’s acquisition of The Solaria Corporation (“Solaria”). The Company is headquartered in Fremont, California.

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

On July 18, 2023, the Company consummated series of merger transactions contemplated by an Amended and Restated Business Combination Agreement entered into with wholly-owned subsidiaries of Freedom Acquisition I Corp. (“FACT”) entered into on May 26, 2023 (“Mergers”), equating to a reverse recapitalization for accounting purposes. Under the reverse recapitalization of accounting, FACT was treated as the acquired company for financial statement reporting purposes. This determination was based on the Company having a majority of the voting power of the post-combination company, the Company’s senior management comprising substantially all of the senior management of the post-combination company, and the Company’s operations comprising the ongoing operations of the post-combination company. Accordingly, for accounting purposes, the Mergers were treated as the equivalent of a capital transaction in which Complete Solaria issued stock for the net assets of FACT. The net assets of FACT were stated at historical cost, with no goodwill or other intangible assets recorded.

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

(b) Liquidity and Going Concern

Since inception through December 29, 2024, the Company incurred recurring losses and through March 30, 2025, has incurred negative cash flows from operations. The Company’s income before income taxes and net income was the same at $8.1 million in the thirteen weeks ended March 30, 2025. The Company’s income before tax is principally attributable to a $15.1 million gain on the remeasurement of its derivative liabilities in the period. The Company had an accumulated deficit of $403.3 million and current debt of $1.5 million as of March 30, 2025, and cash and cash equivalents, excluding restricted cash, of $10.6 million as of March 30, 2025. The Company believes that operating losses and negative operating cash flows will continue into the foreseeable future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to obtain additional funding  when necessary. Historically, the Company’s activities primarily have been financed through private placements of equity securities, debt, the issuance of convertible notes, cash generated from operations, and proceeds from the Mergers.

As a result of not timely filing its Annual Report on Form 10-K for the fiscal year ended December 29, 2024, the Company is not currently eligible to use a registration statement on Form S-3 that would allow the Company to continuously incorporate by reference its SEC reports into the registration statement, to use “shelf” registration statements to conduct offerings, or to use its at-the-market offering facility until approximately one year from the date the Company has regained and maintained status as a current filer. The Company’s inability to use Form S-3 may significantly impair its ability to raise necessary capital to fund its operations and execute its strategy. If the Company seeks to access the capital markets through a registered offering during the period of time that it is unable to use Form S-3, the Company may be required to publicly disclose the proposed offering and the material terms thereof before the offering commences, the Company may experience delays in the offering process due to SEC review of a Form S-1 registration statement and the Company may incur increased offering and transaction costs and other considerations. If the Company is unable to raise capital through a registered offering, the Company would be required to conduct its equity financing transactions on a private placement basis, which may be subject to pricing, size and other limitations imposed under the Nasdaq rules, or seek other sources of capital. The foregoing limitations on the Company’s financing approaches could prevent the Company from pursuing transactions or implementing business strategies that would be beneficial to its business.

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

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation

The interim unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying interim consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim unaudited consolidated financial statements do not include all the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, these interim unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 30, 2025 and the results of operations for the thirteen week periods ended March 30, 2025 and March 31, 2024. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. These interim unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 29, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2025.

On March 10, 2025, the Company’s board of directors approved a change in the Company’s fiscal year end to a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. This change was effective for the fiscal year ended December 29, 2024. The Company’s first fiscal quarters for 2025 and 2024 in this report on Form 10-Q ended March 30, 2025 (“First Quarter 2025”) and March 31, 2024 (“First Quarter 2024”), respectively.

(b)	Concentration of Risks

As of March 30, 2025, one customer had an outstanding balance that represented 12% of the total accounts receivable balance. As of December 29, 2024, no customer had an outstanding balance that represented more than 10% of the total accounts receivable balance.

Concentration of customers

The Company’s major customers are within the Residential Solar Installation reportable segment. For the thirteen weeks ended March 30, 2025, one customer within the Residential Solar Installation reportable segment accounted for 29% of gross revenue and one customer within the New Homes Business reportable segment accounted for 13% of gross revenue. For the thirteen-weeks ended March 31, 2024, one customer represented 76% of gross revenues.

Concentration of suppliers

No supplier represented more than 10% of the Company’s inventory purchases for the thirteen weeks ended March 30, 2025. For the thirteen-weeks ended March 31, 2024, one supplier represented 99% of the Company’s inventory purchases.

(c) Cash and Cash Equivalents and Restricted Cash

The Company reconciles cash, cash equivalents, and restricted cash reported in its unaudited condensed consolidated balance sheets that aggregate to the beginning and ending balances shown in the Company’s unaudited condensed consolidated statements of cash flows as follows (in thousands):

	March 30, 2025	December 29, 2024
Cash and cash equivalents	$10,553	$13,378
Restricted cash	3,841	3,841
Total cash, cash equivalents and restricted cash	$14,394	$17,219

(d) Estimated Credit Losses

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

The following table summarizes the allowance for credit losses as follows (in thousands):

	As of
	March 30,	March 31,
	2025	2024
Balance at beginning of period	$(1,701)	$(9,846)
(Provision) credit charged to earnings	(1,087)	(62)
Amounts written off, net of recoveries and other adjustments	313	412
Balance at end of period	$(2,475)	$(9,496)

(e) Contract Assets and Contract Liabilities

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

	As of
	March 30,	December 29,
	2025	2024
Contract assets	$37,345	$26,066
Contract liabilities current and noncurrent	13,985	10,921

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

(f) Revenue Recognition

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

New Home Business Revenues

The Company’s New Homes Business segment sells through a network of home builders as well as its internal sales team. The Company’s contracts with customers include two primary contract types:

●

Cash agreements – The Company contracts directly with homebuilders who purchase the solar energy system from the Company and are the customers in the transaction. The Company’s customers are invoiced upon the completion of installation.

●	Lease agreements – Prior to the SunPower Corporation’s declaration of bankruptcy, certain homeowners had intended to lease a system from the SunPower Corporation but were unable to consummate the transaction (as a result of SunPower’s declaration of bankruptcy). The in-process system inventory (installed on recently constructed homes) was acquired by the Company in connection with the SunPower Acquisition. The Company contracted directly with a leasing partner to facilitate the leasing of the system to the impacted homeowners. The Company considers the leasing partner to be its customer. Under the terms of the Company’s arrangement with the leasing partner, control is not transferred to the customer until the completed system is accepted by the customer. The Company receives consideration from the leasing partner following the acceptance of the system.

The Company’s performance obligation for both of these reportable segments is to design and install a fully functioning solar energy system. For all contract types (with the exception of New Homes Business Lease agreements), the Company recognizes revenue over time. The Company’s over-time revenue recognition begins when the solar power system is fully installed (as it is at this point that control of the asset begins to be transferred to the customer and the customer retains the significant risks and rewards of ownership of the solar power system). The Company recognizes revenue using the input method based on direct costs to install the system and defers the costs of installation until such time that control of the asset transfers to the customer (installation). For New Homes Business Lease agreements, the Company considers the performance obligation to be satisfied at a point in time upon acceptance of the system by the customer.

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

The Company records deferred revenue for amounts invoiced that are received in advance of the provisioning of services. In certain contracts with customers, the Company arranges for a third-party financing partner to provide financing to the customer. The Company collects upfront from the financing partner and the customer will provide instalment payments to the financing partner. The Company records revenue in the amount received from the financing partner, net of any financing fees charged to the homeowner, which the Company considers to be a customer incentive. None of the Company’s contracts contain a significant financing component.

Costs to obtain and fulfill contracts

The Company’s costs to obtain and fulfill contracts, when recognized, associated with systems sales are expensed as sales commission and cost of revenue, respectively. In addition, incentives the Company provides to its customers, such as discounts and rebates, are recorded net to the revenue the Company has recognized on the solar power system.

Disaggregation of revenue

Refer to the table below for the Company’s revenue recognized (in thousands):

	Thirteen weeks ended
	March 30,	March 31,
	2025	2024
Residential Solar Installation
Revenue recognized over time	$38,122	$10,040
Revenue recognized at a point in time	—	—
Total Residential Solar Installation	38,122	10,040

New Homes Business
Revenue recognized over time	20,414	—
Revenue recognized at a point in time	24,204	—
Total New Homes Business	44,618	—
Total revenue	$82,740	$10,040

For the thirteen weeks ended March 30, 2025, and March 31, 2024, all revenue recognized was generated in the U.S.

Remaining performance obligations

The Company elected the practical expedient not to disclose the remaining performance obligations for contracts that are less than one year in length.

Incremental costs of obtaining customer contracts

Incremental costs of obtaining customer contracts consist of sales commissions, which are costs paid to third-party vendors who source residential customer contracts for the sale of solar energy systems by the Company. The Company defers sales commissions and recognizes expenses in accordance with the timing of the related revenue recognition. Amortization of deferred commissions is recorded as sales commissions in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss). As of March 30, 2025, and December 29, 2024, deferred commissions were insignificant.

(g) Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The objective of ASU 2023-09 is to enhance disclosures related to income taxes, including specific thresholds for inclusion within the tabular disclosure of income tax rate reconciliation and specified information about income taxes paid. ASU 2023-09 is effective for public companies starting in annual periods beginning after December 15, 2024. The Company will adopt this ASU in its annual report for the fiscal year ending December 28, 2025. The Company is assessing the impact of adopting this guidance on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires the disaggregation of certain expenses in the notes of the financial statements to provide enhanced transparency into the expense captions presented on the face of the income statement. The FASB subsequently issued ASU 2025-01 “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company is assessing the impact of adopting this guidance on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-04, Debt-Debt with Conversion and Other Options (Subtopic 470-20) (“ASU 2024-04”). The guidance in ASU 2024-04 clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The standard is effective for fiscal years beginning after December 15, 2025, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted as of the beginning of a reporting period if the entity has also adopted ASU 2020-06 for that period. The Company is currently evaluating the impact that the adoption of ASU 2024-04 may have on its disclosures in its consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02 "Codification Improvements-Amendments to Remove References to the Concepts Statements", which removes various references to concepts statements from the FASB Accounting Standards Codification. This ASU is effective for the Company beginning in the first quarter of fiscal year 2026, with early adoption permitted. The Company expects the new guidance will have an immaterial impact on its consolidated financial statements and intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2026.

(3) Business Combination

SunPower Acquisition

On September 30, 2024, the Company completed the acquisition of certain assets and assumption of certain liabilities of SunPower for an aggregate cash consideration paid of $54.5 million, net of $1.0 million of cash acquired. SunPower Corporation is a solar technology and energy services provider that offers fully integrated solar, storage, and home energy solutions to customers in the United States through an array of hardware, software, and “Smart Energy” solutions. The financial results of the SunPower Acquisition have been included in the Company’s unaudited condensed consolidated financial statements since the date of Acquisition. This transaction was accounted for as a business combination in accordance with ASC 805, Business Combinations.

Transaction costs incurred in connection with the close of the Acquisition totaled $7.2 million and were expensed by the Company and included in general and administrative expenses within the fourth quarter of the Company’s fiscal year ended December 29, 2024.

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

Net assets acquired:
Cash	$1,000
Accounts receivable	11,999
Contract assets	4,615
Inventories	27,706
Prepaid expenses and other current assets	2,219
Property and equipment	5,867
Operating lease right-of-use assets	2,506
Other noncurrent assets	541,
Intangibles	18,100
Deferred revenue	(7,361)
Accounts payable	(5,270)
Accrued expenses and other current liabilities	(13,955)
Operating lease liabilities	(2,963)
Other long-term liabilities	(8,980)
Fair value of net tangible assets acquired	36,024
Consideration transferred	$54,500
Goodwill recognized	$18,476

(4) Fair Value Measurements

The following table sets forth the Company’s financial assets and liabilities that are measured at fair value, on a recurring basis (in thousands):

	As of March 30, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets
Restricted cash	$3,841	$—	$—	$3,841
Total	$3,841	$—	$—	$3,841
Financial Liabilities
July 2024 Notes derivative liability	$—	$—	$11,885	$11,885
July 2024 Notes derivative liability – related parties	—	—	18,514	18,514
September 2024 derivative liability	—	—	45,724	45,724
September 2024 derivative liability - related parties	—	—	5,872	5,872
Forward purchase agreement liabilities (1)	—	—	3,226	3,226
Public warrants	—	—	1,466	1,466
Private placement warrants	—	—	1,065	1,065
Working capital warrants	—	—	122	122
SAFE Agreement with related party	—	—	404	404
Total	$—	$—	$88,278	$88,278

	As of December 29, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Restricted cash	$3,841	$—	$—	$3,841
Total	$3,841	$—	$—	$3,841
Financial Liabilities
July 2024 Notes derivative liability	$—	$—	$13,563	$13,563
July 2024 Notes derivative liability – related parties	—	—	21,127	21,127
September 2024 Notes derivative liability	—	—	55,474	55,474
September 2024 Notes derivative liability – related parties	—	—	6,958	6,958
Forward purchase agreement liabilities (1)	—	—	3,494	3,494
Public warrants	—	—	862	862
Private placement warrants	—	—	627	627
Working capital warrants	—	—	72	72
SAFE Agreement with related party	—	—	384	384
Total	$—	$—	$102,561	$102,561

(1)	Includes $1.2 million and $1.3 million due to related parties as of March 30, 2025, and December 29, 2024, respectively.

Subsequent to issuance, changes in the fair value of the derivative liabilities, liability classified warrants, forward purchase agreements and SAFEs are recorded within other income, net in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss).

Derivative liabilities

The Company issued derivative liabilities in conjunction with the issuance of certain convertible notes in July 2024 and September 2024 (refer to Note 10 – Borrowings and Derivative Liabilities). The Company valued the derivative liabilities as of March 30, 2025, and December 29, 2024 using a binomial lattice model, which includes level 3 unobservable inputs. The key inputs used were dividend yield, the Company’s common stock price, volatility, risk-free rate and the expected term of the derivative liabilities.

The July 2024 Notes derivative liability valuation included the following inputs:

	As of
	March 30, 2025	December 29, 2024
Coupon rate	12.0%	12.0%
Conversion rate	595.24	595.24
Conversion price	$1.68	$1.68
Common stock price	$1.54	$1.81
Dividend yield	0.0%	0.0%

The September 2024 Notes derivative liability valuation included the following inputs:

	As of
	March 30, 2025	December 29, 2024
Coupon rate	7.0%	7.0%
Conversion rate	467.84	467.84
Conversion price	$2.14	$2.14
Common stock price	$1.54	$1.81
Dividend yield	0.0%	0.0%

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

Private Placement and Working Capital Warrants

The private placement and working capital warrants are measured at fair value. The Company valued the private placement and working capital warrants, based on a Black-Scholes Option Pricing Method, which included the following inputs:

	As of
	March 30,	December 29,
	2025	2024
Expected term	3.31 years	3.56 years
Expected volatility	110.8%	68.1%
Risk-free rate	3.92%	4.39%
Expected dividend yield	0.00%	0.00%

Forward Purchase Agreement Liabilities

FPAs are measured at fair value on a recurring basis using a Monte Carlo simulation analysis. The expected volatility is determined based on the historical equity volatility of comparable companies over a period that matches the simulation period, which included the following inputs:

	As of
	March 30,	December 29,
	2025	2024
VWAP	$1.50	$1.78
Simulation period	0.3 years	0.55 years
Risk-free rate	4.31%	4.28%
Volatility	54.8%	117%

SAFE Agreement with related party

The SAFE Agreement was valued based on a conversion probability of 50% based on historical SAFE agreements and a 50% discount rate at the time of conversion as of March 30, 2025, and December 29, 2024.

Financial Liabilities Not Measured at Fair Value on a Non-Recurring Basis:

The following table sets forth the Company’s financial liabilities that were not measured at fair value, on a non-recurring basis (in thousands):

	As of March 30, 2025
		Fair value
	Carrying value	Estimated fair value	Level 1	Level 2	Level 3	Total
Financial Liabilities
July 2024 Notes	$18,267	$20,336	$—	$—	$20,336	$20,336
July 2024 Notes - related parties	25,119	31,674	—	—	31,674	31,674
September 2024 Notes	9,083	69,067	—	—	69,067	69,067
September 2024 Notes - related parties	890	7,674	—	—	7,674	7,674
Total	$53,359	$128,751	$—	$—	$128,751	$128,751

	As of December 29, 2024
		Fair value
	Carrying value	Estimated fair value	Level 1	Level 2	Level 3	Total
Financial Liabilities
July 2024 Notes	$17,965	$21,390	$—	$—	$21,390	$21,390
July 2024 Notes - related parties	24,632	33,323	—	—	33,323	33,323
September 2024 Notes	5,636	77,245	—	—	77,245	77,245
September 2024 Notes - related parties	476	8,583	—	—	8,583	8,583
Total	$48,709	$140,541	$—	$—	$140,541	$140,541

As of March 30, 2025, and December 29, 2024, the July 2024 Notes and the September 2024 Notes were fair valued using a binomial lattice model, which includes Level 3, unobservable inputs. The key inputs used are consistent with those used to fair value the derivative liabilities as discussed under Derivative liabilities above.

(5) Other Intangible Assets

The Company’s other intangible assets were acquired in connection with the SunPower Acquisition on September 30, 2024. The following table represents the Company’s other intangible assets with finite useful lives as of March 30, 2025 and December 29, 2024 (in thousands):

As of March 30, 2025	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademark – Blue Raven Solar	$8,400	$(420)	$7,980
Trademark – SunPower	5,200	(260)	4,940
Developed technology	4,500	(750)	3,750
Total	$18,100	$(1,430)	$16,670

As of December 29, 2024	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademark – Blue Raven Solar	$8,400	$(210)	$8,190
Trademark – SunPower	5,200	(130)	5,070
Developed technology	4,500	(375)	4,125
Total	$18,100	$(715)	$17,385

Aggregate amortization expense for intangible assets was $0.7 million and zero for the thirteen weeks ended March 30, 2025, and March 31, 2024, respectively. Amortization expense is recognized within general and administrative expenses in the accompany unaudited condensed consolidated statements of operations and comprehensive income (loss).

(6) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of
	March 30	December 29,
	2025	2024
Accrued compensation and benefits	$7,406	$6,619
Professional fees	7,629	8,028
Installation costs	133	6,177
Accrued legal settlements	7,700	7,700
Accrued taxes	769	769
Accrued rebates and credits	7,194	7,641
Operating lease liabilities, current	1,436	1,412
Finance lease liabilities, current	2,067	2,053
Accrued warranty, current	3,019	2,531
Deferred financing fees	4,674	4,674
Accrued interest (1)	6,043	4,523
Other accrued liabilities	3,361	3,954
Total accrued expenses and other current liabilities	$51,431	$56,081

(1)	Includes related party accrued interest of $3.0 million and $2.2 million at March 30, 2025 and December 29, 2024, respectively.

(7) Other Income, Net

Other income, net consists of the following (in thousands):

	Thirteen weeks ended
	March 30,	March 31,
	2025	2024
Gain on remeasurement of derivative liabilities(1)	$15,127	$—
Change in fair value of forward purchase agreement liabilities(2)	269	(5,578)
Change in fair value of SAFE Agreement with related party	(20)	—
Change in fair value of FACT public, private placement and working capital warrants	(1,092)	(489)
Change in fair value of Carlyle Warrants with related party	—	6,429
Change in fair value of redeemable convertible preferred stock warrant liability	—	1,305
Other, net(3)	292	(148)
Total Other income, net	$14,576	$1,519

(1)	Includes a gain of $3.7 million on the change in the fair value of derivative liabilities with related parties in the thirteen weeks ended March 30, 2025. Refer to Note 10 – Borrowings and Derivative Liabilities for details.

(2)	Includes income of $0.1 million and expense of $4.7 million due to related parties for the thirteen weeks ended March 30, 2025, and March 31, 2024, respectively.

(3)	Includes $0.1 million and zero of income due to related parties in the thirteen weeks ended March 30, 2025, and March 31, 2024, respectively.

(8) Common Stock

The Company has authorized the issuance of 1,000,000,000 shares of common stock and 10,000,000 shares of preferred stock as of March 30, 2025. No preferred stock has been issued and none are outstanding as of March 30, 2025.

Common Stock Purchase Agreements

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

On August 14, 2024, the Company entered into Amendment No. 2 to the White Lion SPA (collectively with the White Lion SPA “White Lion Amended SPA”). The White Lion Amended SPA provides that the Company may notify White Lion to exercise the Company’s right to sell shares of its common stock by delivering an Hour Rapid Purchase Notice. If the Company delivers an Hour Rapid Purchase Notice, the Company shall deliver to White Lion shares of common stock not to exceed the lesser of (i) five percent of the Average Daily Trading Volume on the date of an Hour Rapid Purchase Notice and (ii) 100,000 shares of common stock. The closing of the transactions under an Hour Rapid Purchase Notice will occur one Business Day following the date on which the Hour Rapid Purchase Notice is delivered. At such closing, White Lion will pay the Company the Hour Rapid Purchase Investment Amount equal to the number of shares of common stock subject to the applicable Hour Rapid Purchase Notice multiplied by the lowest traded price of the Company’s common stock during the one-hour period following White Lion’s consent to the acceptance of the applicable Hour Rapid Purchase Notice. Under the White Lion Amended SPA, the Company did not issue any shares of common stock in the thirteen week periods ended March 30, 2025, and March 31, 2024.

The Company has reserved shares of common stock for issuance related to the following:

	As of
	March 30,	December 29
	2025	2024
Common stock warrants	25,670,265	31,670,265
Employee stock purchase plan	2,628,996	2,628,996
Stock options and RSUs, issued and outstanding	9,490,800	11,979,368
Stock options and RSUs, authorized for future issuance	4,929,200	2,577,895
SAFE Agreement	2,750,000	2,750,000
Forward purchase agreements	6,720,000	6,720,000
Convertible notes	58,579,636	58,579,636
Total shares reserved	110,768,897	116,906,160

(9) Warrants

Liability-classified warrants

	As of
	March 30,	December 29,
	2025	2024
Public warrants	1,466	862
Private placements warrants	1,065	627
Working capital warrants	122	72
	$2,653	$1,561

Public and Private Placement Warrants

In conjunction with the Mergers, Complete Solaria, as accounting acquirer, was deemed to assume 6,266,667 warrants to purchase FACT Class A Ordinary Shares that were held by the sponsor at an exercise price of $11.50 (“Private Placement Warrants”) and 8,625,000 warrants to purchase FACT’s shareholders FACT Class A Ordinary Shares at an exercise price of $11.50 (“Public Warrants”). Subsequent to the Mergers, the Private Placement Warrants and Public Warrants are exercisable for shares of Complete Solaria Common Stock and meet liability classification requirements since the warrants may be required to be settled in cash under a tender offer. In addition, Private Placement Warrants are potentially subject to a different settlement amount as a result of being held by the sponsor which precludes the Private Placement Warrants from being considered indexed to the entity’s own stock. Therefore, these warrants are classified as liabilities on the accompanying unaudited condensed consolidated balance sheets.

The change in the fair value of the Private Placement Warrants and the Public Warrants was expense of $1.0 million and $0.5 million in the thirteen week periods ended March 30, 2025, and March 31, 2024, respectively. These changes were recorded within Other income, net in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

Working Capital Warrants

Additionally, at the closing of the Mergers, the Company issued 716,668 Working Capital warrants, which have identical terms as the Private Placement Warrants to the sponsor in satisfaction of certain liabilities of FACT. The Company recorded an expense of less than $0.1 million within Other income, net in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) in each of the thirteen week periods ended March 30, 2025 and March 31, 2024, respectively.

Carlyle Warrant

In February 2022, as part of a debt financing arrangement with CRSEF Solis Holdings, LLC and its affiliates (“Carlyle”), the Company issued Carlyle a warrant to purchase 2,886,952 shares of Legacy Complete Solaria Common Stock at a price per share of $0.01. The warrant contained two tranches, the first of which was immediately exercisable for 1,995,879 shares of common stock. The second tranche expired on December 31, 2022, prior to becoming exercisable. In December 2023, Carlyle was issued a warrant to purchase an additional 2,190,604 shares of the Company’s common stock related to an anti-dilution provision under the then-existing debt arrangement with Carlyle.

In July 2023, and in connection with the closing of the Mergers, the Company entered into the Carlyle Warrant Amendment (as defined in Note 10 – Borrowings and Derivative Liabilities), Based on the exchange ratio included in the Mergers, the 1,995,879 outstanding warrants to purchase Legacy Complete Solaria Common Stock prior to modification were exchanged into warrants to purchase 1,995,879 shares of Complete Solaria Common Stock. The Carlyle Warrant Amendment required the Company to issue to Carlyle a warrant to purchase up to 2,745,879 shares of Complete Solaria Common Stock at a price per share of $0.01, which was inclusive of the outstanding warrant to purchase 1,995,879 shares at the time of modification. The warrant, which expires on July 18, 2030, provided Carlyle with the right to purchase shares of Complete Solaria Common Stock based on (a) the greater of (i) 1,995,879 shares and (ii) the number of shares equal to 2.795% of Complete Solaria’s issued and outstanding shares of common stock, on a fully-diluted basis; plus (b) on and after the date that was ten (10) days after the date of the agreement, an additional 350,000 shares; plus (c) on and after the date that was thirty (30) days after the date of the agreement, if the original investment amount had not been repaid, an additional 150,000 shares; plus (d) on and after the date that was ninety (90) days after the date of the agreement, if the original investment amount had not been repaid, an additional 250,000 shares, in each case, of Complete Solaria Common Stock at a price of $0.01 per share. The modification of the warrant resulted in the reclassification of previously equity-classified warrants to liability classification, which was accounted for in accordance with ASC 815 and ASC 718, Compensation – Stock Compensation.

As of March 31, 2024, the fair value of the Carlyle warrant was $3.1 million, and the Company recorded income of $6.4 million within Other income, net in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss for the thirteen weeks ended March 31, 2024.

As of June 30, 2024, the Carlyle Warrant had a fair value of $6.6 million. On July 1, 2024, in connection with the Exchange Agreement (as defined in Note 10 – Borrowings and Derivative Liabilities), the Carlyle Warrant was modified, and the modification fixed the number of shares of the Company’s common stock that may be issued upon exercise of the Carlyle Warrant at 4,936,483. At the July 1, 2024, modification date, the Carlyle Warrant had a fair value of $7.3 million, and the Company recognized $0.7 million of expense related to the remeasurement of the liability which was classified within “Gain on Troubled Debt Restructuring” within the Company’s consolidated statement of operations and comprehensive loss in its fiscal 2024 consolidated results. The modification of the Carlyle Warrant also resulted in the reclassification of the Carlyle Warrant from liability to equity classification, resulting in an increase to additional paid-in capital of $7.3 million and a reduction in the warrant liability of $7.3 million.

Carlyle exercised the warrant for shares of the Company’s common stock in the fourth quarter of fiscal 2024.

Equity Classified Warrants

Series B Warrants (Converted to Common Stock Warrants)

In February 2016, the Company issued a warrant to purchase 5,054 shares of Series B preferred stock (the “Series B warrant”) in connection with a 2016 credit facility. The Series B warrant is exercisable at a price of $4.30 per share and has an expiration date of February 2026. The fair value of the Series B warrant was less than $0.1 million as of July 18, 2023, when the Series B warrant was reclassified from warrant liability to additional paid-in-capital, upon the warrant becoming exercisable into shares of Complete Solaria common stock upon the close of the Mergers.

Series C Warrants (Converted to Common Stock Warrants)

In July 2016, the Company issued a warrant to purchase 148,477 shares of Series C preferred stock (the “Series C warrant”) in connection with the Series C financing. The Series C warrant agreement also provided for an additional number of Series C shares calculated on a monthly basis commencing on June 2016 based on the principal balance outstanding of the notes payable outstanding. The maximum number of shares exercisable under the Series C warrant agreement was 482,969 shares of Series C preferred stock. The Series C warrant is exercisable at a price of $1.00 per share and has an expiration date of July 2026. The fair value of the Series C Warrant was $2.3 million as of July 18, 2023, when the Series C warrant was reclassified from redeemable convertible preferred stock warrant liability to additional paid-in capital, as the warrant became exercisable into shares of Complete Solaria common stock upon the close of the Mergers.

Series C-1 Warrants (Converted to Common Stock Warrants)

In January 2020, the Company issued a warrant to purchase 173,067 shares of common stock in conjunction with the Series C-1 preferred stock financing. The warrant is exercisable at a price of $0.01 per share and has an expiration date of January 2030. The warrant remains outstanding as of March 30, 2025.

SVB Common Stock Warrants

In May and August 2021, the Company issued warrants to purchase 2,473 and 2,525 shares of common stock, respectively, in conjunction a prior loan and security agreement with then Silicon Valley Bank. The warrants are exercisable at prices of $0.38 and $0.62 per share, respectively, and have expiration dates in 2033.

Promissory Note Common Stock Warrants

In October 2021, the Company issued a warrant to purchase 24,148 shares of common stock in conjunction with the issuance of a short-term promissory note. The warrant is exercisable at a price of $0.01 per share and has an expiration date of October 2031.

July 2023 Common Stock Warrants

In July 2023, the Company issued a warrant to a third-party service provider to purchase 38,981 shares of the Company’s common stock in exchange for services provided in obtaining financing at the Closing of the Mergers. The warrant is exercisable at a price of $0.01 per share and has an expiration date of July 2028.

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

Ayna Warrant

On June 17, 2024, a warrant to purchase shares of the Company’s common stock (“Ayna Warrant”) was issued to Ayna.AI LLC (“Ayna”) for the purchase of 6,000,000 shares of the Company’s common stock at an exercise price per share of $0.01, subject to the provisions and upon the terms and conditions set forth in the Ayna Warrant. At issuance, the fair value of the Ayna Warrant was determined to be $9.2 million, based on the intrinsic value of the Ayna Warrant and the $0.01 per share exercise price. The Ayna Warrant was to expire on June 17, 2029. The issuance of the Ayna Warrant by the Company to Ayna was in satisfaction of the compensation for services provided to the Company by Ayna under the terms of a statement of work (“Ayna SOW”), signed May 21, 2024 (and effective as of March 12, 2024), as incorporated into a master services agreement dated March 12, 2024. Under the Ayna SOW, Ayna provided services in connection with the anticipated return of the Company to cash-flow positive performance.

The Ayna Warrant was accounted for under ASC 718 as it met the conditions for equity classification and therefore, the Ayna Warrant was not remeasured in future periods. The Company recognized the full amount of the fair value of $9.2 million as an expense between the date of issue and December 29, 2024.

The Ayna Warrant became fully exercisable for the 6,000,000 shares of the Company’s common stock on September 9, 2024. The Ayna Warrant was exercised in full for cash of $60,000 in January 2025.

Cantor Warrant

In July 2024, the Company issued a warrant (“Cantor Warrant”) to a third-party service provider to purchase 3,066,141 shares of the Company’s common stock in exchange for services provided in the issuance of the July 2024 Notes (refer to Note 10 – Borrowings and Derivative Liabilities). The Cantor Warrant was immediately exercisable at a price of $1.68 per share and has an expiration date in July 2029. At issuance, the fair value of the Cantor Warrant was determined to be $1.4 million, of which $0.9 million was recorded as a debt discount and $0.5 million was attributable to the convertible notes issued in the Exchange Agreement and reduced the gain on the troubled debt restructuring recognized in its annual consolidated statement of operations and comprehensive loss for fiscal 2024 as described in Note 10 – Borrowings and Derivative Liabilities. The fair value of this warrant was derived using the Black-Scholes model with the following assumptions: expected volatility of 55%; risk-free interest rate of 4.2%; expected term of 5 years; and no dividend yield. The fair value of this warrant was recorded within additional paid-in capital on the Company’s unaudited condensed consolidated balance sheets and is not remeasured in future periods as it meets the conditions for equity classification.

(10) Borrowings and Derivative Liabilities

The Company’s borrowings and derivative liabilities consisted of the following (in thousands):

	As of
	March 30,	December 29,
	2025	2024
July 2024 Notes	$18,267	$17,965
July 2024 Notes derivative liability	11,885	13,563
July 2024 Notes – related parties	25,119	24,632
July 2024 derivative liability – related parties	18,514	21,127
September 2024 Notes	9,083	5,636
September 2024 Notes derivative liability	45,724	55,474
September 2024 Notes – related party	890	476
September 2024 Notes – derivative liability – related party	5,872	6,958
Revolver Loan	1,500	1,500
Total Notes payable	136,854	147,331
Less current portion	(1,500)	(1,500)
Notes payable and convertible notes, net of current portion	$135,354	$145,831

12% Senior Unsecured Convertible Notes

In July 2024, the Company issued $46.0 million of senior unsecured convertible notes (“July 2024 Notes”) to various lenders. Of the July 2024 Notes, $10.0 million were issued to a third party, $18.0 million were issued to a related party affiliated with the Company’s Chief Executive Officer and a director, Rodgers Massey Revocable Living Trust, and $18.0 million were issued in exchange for the cancellation of indebtedness as discussed below of which $10.0 million were issued to Carlyle which was also deemed to be a related party. The July 2024 Notes bear interest at 12% per annum, and the principal is payable in full at maturity on July 1, 2029. The interest is payable in cash on January 1 and July 1 of each year, beginning on July 1, 2025. The interest rate increases by 3% in the event of default. The July 2024 Notes are convertible into shares of the Company’s common stock at the option of the holder at a conversion rate of $1.68 per share. Holders of the July 2024 Notes may convert at any time. The July 2024 Notes may be declared due and payable at the option of the holder upon an event of default and upon a qualifying change of control event. The conversion option is required to be bifurcated as a derivative liability, and the Company recorded a derivative liability of $28.7 million on the issuance date with a corresponding debt discount.

In connection with the issuance of the July 2024 Notes, the Company issued the Cantor Warrant, as described in Note 9 – Warrants, to purchase shares of the Company’s common stock. At issuance, the Cantor Warrant had a fair value of $1.4 million, of which $0.9 million was recorded as a debt discount, and $0.5 million was included in the calculation of the Company’s gain on the troubled debt restructuring as further described below in the Exchange Agreement. The effective interest rate is 33.4% and 31.7% on the July 2024 Notes’ principal amounts of $28.0 million and $18.0 million, respectively.

There are no financial covenants. The July 2024 Notes are not in default. However, due to the Company’s delayed filing of its Form 10-K for the year ended December 29, 2024, the Company is required to pay incremental default interest of 0.5% beginning April 16, 2025 through April 30, 2025, the date upon which the Form 10-K was filed.

The carrying amount of the convertible July 2024 Notes, inclusive of the fair value of the derivative liability was as follows (in thousands):

	As of
	March 30,	December 29,
	2025	2024
July 2024 Notes	$70,190	$70,348
July 2024 Notes derivative liability	30,399	34,690
Less Unamortized debt discount	(26,804)	(27,751)
Total carrying amount of July 2024 Notes	$73,785	$77,287

Contingent interest payable upon default and included in the July 2024 Notes obligation was as follows (in thousands):

	As of
	March 30,	December 29,
	2025	2024
Contingent interest payable	$2,292	$2,426
Contingent interest payable – related parties	382	404
Total contingent interest payable	$2,674	$2,830

Interest expense and amortization of debt discount cost were as follows (in thousands):

	Thirteen Weeks Ended
	March 30,	March 31,,
	2025	2024
Interest expense	$1,379	$—
Amortization of debt discount	947	—
Total	$2,326	$—

Related parties portion of interest expense and amortization of debt discount included in the above amounts:
Interest expense – related parties	$837	$—
Amortization of debt discount – related parties	575	—
Total – related parties	$1,412	$—

7% Senior Unsecured Convertible Notes

In September 2024, the Company issued $66.8 million of senior unsecured convertible notes to various lenders (the “September 2024 Notes”), $4.0 million of which were issued to Rodgers Family Freedom and Free Markets Charitable Trust (“Massey Charitable Trust”), a related party and $4.0 million were issued to Rodgers Massey Revocable Living Trust (collectively with Massey Charitable Trust, “Massey Trusts”), also a related party. The September 2024 Notes bear interest at 7% per annum, and the principal is payable in full at maturity on July 1, 2029. The interest is payable in cash on January 1 and July 1 of each year, beginning on January 1, 2025. The September 2024 Notes are convertible into shares of the Company’s common stock at the option of the holder at a conversion rate of $2.14 per common share. Holders of the September 2024 Notes may convert at any time. The September 2024 Notes may be declared due and payable at the option of the holder upon an event of default and upon a qualifying change of control event. The conversion option is required to be bifurcated as a derivative liability, and the Company recorded a derivative liability of $91.5 million on the issuance date. As the fair value of the derivative liability exceeded the proceeds received, the Company recorded a corresponding financing loss of $24.7 million and debt discount for $66.8 million as of the issuance date as further described below in the Exchange Agreement. In December 2024, the Company issued an additional $13.0 million of September 2024 Notes for cash. The Company recognized a $10.9 million debt discount in connection with these additional proceeds. The Company issued an additional $0.2 million of September 2024 Notes in the quarter ended March 30, 2025. The effective interest rates are 27.6%, 47.3% and 7.0% on the September 2024 Notes’ principal amounts of $66.8 million, $13.0 million and $0.2 million, respectively.

There are no financial covenants. The September 2024 Notes are not in default. However, due to the Company’s delayed filing of its Form 10-K for the year ended December 29, 2024, the Company is required to pay incremental default interest of 0.5% beginning April 16, 2025 through April 30, 2025, the date upon which the Form 10-K was filed.

The carrying amount of the convertible September 2024 Notes, inclusive of the fair value of the derivative liability was as follows (in thousands):

	As of
	March 30,	December 29,
	2025	2024
September 2024 Notes	$80,000	$79,800
September 2024 Notes derivative liability	51,596	62,432
Less Unamortized debt discount	(70,027)	(73,688)
Total carrying amount of September 2024 Notes	$61,569	$68,544

Interest expense and amortization of debt discount cost were as follows (in thousands):

	Thirteen Weeks Ended
	March 30,	March 31,
	2025	2024
Interest expense	$1,405	$—
Amortization of debt discount	3,661	—
Total	$5,066	$—

Related parties portion of interest expense and amortization of debt discount included in the above amounts:
Interest expense – related parties	$140	$—
Amortization of debt discount – related parties	413	—
Total – related parties	$553	$—

Exchange Agreement

On July 1, 2024, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Carlyle, deemed to be a related party, and Kline Hill (as defined below) providing for:

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

2018 Bridge Notes

In 2018, Solaria issued senior subordinated convertible secured notes (“2018 Notes”) totaling approximately $3.4 million in exchange for cash. The 2018 Notes were secured by substantially all of the assets of Solaria, bore interest at the rate of 8% per annum, and the investors were entitled to receive twice the face value of the 2018 Notes at maturity. In connection with an amendment in 2021 to extend the maturity date of the 2018 Notes, Solaria issued warrants to purchase shares of Series E-1 redeemable convertible preferred stock of Solaria. The warrants were exercisable immediately in whole or in part at and expire on December 13, 2031. As part of the Business Combination with Complete Solar, the Solaria outstanding warrants issued were assumed by the parent company, Complete Solaria.

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

The 2018 Notes were settled as part of the Exchange Agreement. In connection with the Exchange Agreement, the balance of the 2018 Notes was exchanged for the July 2024 Notes. In July 2024, the Company issued the principal amount of $8.0 million of its July 2024 Notes and 1,500,000 shares of the Company’s common stock in exchange for the cancellation of all indebtedness with Kline Hill. At the date of the cancellation, such indebtedness was comprised of the 2018 Notes of $11.7 million, the portion of the Revolving Loan balance assigned to Kline Hill of $3.9 million, and the Secured Credit Facility balance of $13.1 million. The Company concluded that the exchange represented a troubled debt restructuring as the Company was experiencing financial difficulty, and the new terms of the July 2024 Notes resulted in a concession to the Company. As the carrying amount of the debt exceeded the future undiscounted cash payments under the new terms on the date of the exchange, the Company recorded a gain on the troubled debt restructuring of $9.8 million in its fiscal 2024 unaudited condensed consolidated results of operations of which $7.3 million was recognized in the thirteen week period ended September 29, 2024 and $2.5 million was recognized in the fourth quarter of fiscal 2024.

Interest expense recognized on the 2018 Bridge was zero and $0.3 million in the thirteen weeks ended March 30, 2025, and March 31, 2024, respectively.

Revolving Loan

In October 2020, Solaria entered into a loan agreement (“SCI Loan Agreement”) with Structural Capital Investments III, LP (“SCI”).The SCI Loan Agreement was comprised of two facilities, a term loan (the “Term Loan”) and a revolving loan (the “Revolving Loan”) (together “Original Agreement”) for $5.0 million each with a maturity date of October 31, 2023. At December 29, 2024, only the Revolving Loan was outstanding.

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

Solaria had historically issued warrants to purchase shares of its Series E-1 redeemable convertible preferred stock of Solaria (“SCI Series E-1 warrants”). The warrants were fully exercisable in whole or in part at any time during the term of the Original agreement. As part of the Business Combination with Complete Solar, all the outstanding SCI Series E-1 warrants were assumed by the parent company, Complete Solaria.

In October 2023, the Company entered into an Assignment Agreement whereby Structural Capital Investments III, LP assigned the SCI debt to Kline Hill and Rodgers Massey Revocable Living Trust,, a related party, for a total purchase price of $5.0 million. In connection with the Exchange Agreement, the principal amount of $3.5 million of the Revolving Loan, plus accrued interest, owed to Kline Hill was exchanged for the July 2024 Notes. The principal portion of the Revolving Loan owing to the Rodgers Massey Revocable Living Trust of $1.5 million (plus accrued interest) remained outstanding as of March 30, 2025, and December 29, 2024. There are no financial covenants.

Interest expense recognized was less than $0.1 million in each of the thirteen weeks ended March 30, 2025 and March 31, 2024. Related party interest expense was less than $0.1 million in each of the thirteen weeks ended March 30, 2025 and March 31, 2024.

Secured Credit Facility

In December 2022, the Company entered into a secured credit facility agreement with Kline Hill Partners IV SPV LLC and Kline Hill Partners Opportunity IV SPV LLC (“Secured Credit Facility”). The Secured Credit Facility agreement allowed the Company to borrow up to 70% of the net amount of its eligible vendor purchase orders with a maximum amount of $10.0 million at any point in time. The purchase orders were backed by relevant customer sales orders which served as collateral. The amounts drawn under the Secured Credit Facility were eligible to be reborrowed provided that the aggregate borrowing did not exceed $20.0 million. The repayment terms under the Secured Credit Facility were (i) the borrowed amount multiplied by 1.15x if repaid within 75 days and (ii) the borrowed amount multiplied by 1.175x if repaid after 75 days. The Company could have repaid any borrowed amount without premium or penalty. Under the original terms, the Secured Credit Facility agreement was due to mature in April 2023. The Company set the balance outstanding as part of the Exchange Agreement, whereby the balance of $13.1 million of the Secured Credit Facility was exchanged for July 2024 Notes.

Interest expense recognized was zero and $0.5 million in the thirteen weeks ended March 30, 2025, and March 31, 2024, respectively.

Debt in CS Solis

As part of the Reorganization described in Note 1(a) Organization - Description of Business, the Company received cash and recorded debt for an investment by Carlyle. The investment was made pursuant to a subscription agreement, under which Carlyle contributed $25.6 million in exchange for 100 Class B Membership Units of CS Solis and the Company contributed the net assets of Complete Solar, Inc. in exchange for 100 Class A Membership Units. The Class B Membership Units were mandatorily redeemable by the Company on the three-year anniversary of the effective date of the CS Solis amended and restated LLC agreement (February 14, 2025). The Class B Membership Units accrued interest that was payable upon redemption at a rate of 10.5% (which was structured as a dividend payable based on 25% of the investment amount measured quarterly), compounded annually, and subject to increases in the event the Company declared any dividends. In connection with the investment by Carlyle, the Company issued to Carlyle a warrant to purchase 5,978,960 shares of the Company’s common stock at a price of $0.01 per share, of which, the purchase of 4,132,513 shares of the Company’s common stock is immediately exercisable. The Company accounted for the mandatorily redeemable investment from Carlyle in accordance with ASC 480 and recorded the investment as a liability, which was accreted to its redemption value under the effective interest method. The Company recorded the warrants as a discount to the liability.

On July 17 and July 18, 2023, and in connection with obtaining consent for the Mergers, Legacy Complete Solaria, FACT and Carlyle entered into an Amended and Restated Consent to the Business Combination Agreement (“Carlyle Debt Modification Agreement”) and an amended and restated warrant agreement (“Carlyle Warrant Amendment”), which modified the terms of the mandatorily redeemable investment made by Carlyle in Legacy Complete Solaria. Refer to Note 9 – Warrants for a description of the Carlyle Warrant Amendment. The Carlyle Debt Modification Agreement accelerated the redemption date of the investment to March 31, 2024, subsequent to the modification. The acceleration of the redemption date of the investment resulted in the total redemption amount to be 1.3 times the principal at December 31, 2023. The redemption amount increased to 1.4 times the original investment as of March 31, 2024.

The Company determined that the Carlyle was a related party beginning in 2024. In July 2024, in connection with the Exchange Agreement, the Company issued $10.0 million of the July 2024 Notes in exchange for the cancellation of all indebtedness with CS Solis of $37.2 million. The Company concluded that the exchange represented a troubled debt restructuring as the Company was experiencing financial difficulty, and the new terms under the convertible notes resulted in a concession to the Company. As the carrying amount of the debt exceeded the future undiscounted cash payments under the new terms on the date of the exchange, the Company recorded a gain on the troubled debt restructuring of $12.5 million in the third quarter of fiscal 2024 in connection with this transaction.

For the thirteen week periods ended March 30, 2025 and March 31, 2024, the Company recorded accretion of the liability as related party interest expense of zero and $2.5 million, respectively, and made no payments of interest expense.

(11) SAFE Agreements

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

On April 21, 2024, the Company entered into an amendment (“First SAFE Amendment”) that converted the First SAFE investment of $1.5 million into 4,166,667 shares of the Company’s common stock based on a conversion price of $0.36 per share, defined in the First SAFE Amendment as the product of (i) $0.45, the closing price of the Company’s common stock on April 19, 2024, multiplied by (ii) 80%. Upon conversion, the Company recorded a debit to SAFE Agreement of $1.5 million, a credit to Additional paid-in-capital of $1.9 million and recognized expense of $0.4 million within Other income, net in its unaudited condensed consolidated statement of operations for the thirteen week period ended June 30, 2024.

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

On April 21, 2024, the Company entered into an amendment (“Second SAFE Amendment”) that converted the Second SAFE investment of $3.5 million into 9,722,222 shares of the Company’s common stock based on a conversion price of $0.36 per share, defined in the Second SAFE Amendment as the product of (i) $0.45, the closing price of the Company’s common stock on April 19, 2024, multiplied by (ii) 80%. Upon conversion, the Company recorded a debit to SAFE Agreement of $3.5 million, a credit to Additional paid-in-capital of $4.4 million and recognized expense of $0.9 million within Other income, net in its unaudited condensed consolidated statement of operations for the thirteen week period ended June 30, 2024.

Third SAFE

On May 13, 2024, the Company entered into a third SAFE (the “Third SAFE”) with the Purchaser, in connection with the Purchaser investing $1.0 million in the Company. The Third SAFE is convertible into shares of the Company’s common stock upon the initial closing of a bona fide transaction or series of transactions with the principal purpose of raising capital, pursuant to which the Company issues and sells shares of its common stock in an Equity Financing, at a per share conversion price which is equal to 50% of the price per share of the Company’s common stock sold in the Equity Financing. If the Company consummates a change of control prior to the termination of the Third SAFE, the Purchaser will be automatically entitled to receive a portion of the proceeds of such liquidity event equal to $1.0 million, subject to certain adjustments as set forth in the Third SAFE. The Third SAFE is convertible into a maximum of 2,750,000 shares of the Company’s common stock, assuming a per share conversion price of $0.275, which is the product of (i) $0.55, the closing price of the Company’s common stock on May 13, 2024, multiplied by (ii) 50%. Given that the SAFE may be settled in cash or a variable number of shares, the Company has accounted for the instrument as a liability at its fair value.

The estimated fair value of the Third SAFE was $0.4 million at each of March 30, 2025 and December 29, 2024, based upon the assumptions disclosed in Note 4 – Fair Value Measurements. The change in the fair value of the SAFEs was expense of less than $0.1 million and zero in the thirteen weeks ended March 30, 2025 and March 31, 2024, respectively.

(12)	Stock-Based Compensation

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

The information below summarizes the stock option activity under the Plans.

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding—December 29, 2024	9,997,233	$2.77	5.29	$6.356
Options granted	—
Options exercised	(43,793)	0.99		39
Options canceled	(2,194,273)	3.58
Outstanding—March 30, 2025	7,759,167	2.54	4.88	3,764
Vested and expected to vest— March 30, 2025	7,759,167	2.54	4.88	3,764
Vested and exercisable— March 30, 2025	3,767,004	4.73	3.53	1,763

The information below summarizes the RSU activity.

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at December 29, 2024	1,982,135	$1.79
Granted	—
Vested and released	(93,470)	1.79
Cancelled or forfeited	(157,032)	1.79
Unvested at March 30, 2025	1,731,633	1.79

Stock-based compensation expense

The following table summarizes stock-based compensation expense and its allocation within the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Thirteen Weeks Ended
	March 30, 2025	March 31, 2024
Cost of revenues	$46	$27
Sales and marketing	126	216
General and administrative	142	1,098
Total stock-based compensation expense	$314	$1,341

As of March 30, 2025, unrecognized stock-based compensation costs related to service-based options and RSUs was $2.7 million and $2.7 million respectively, and such compensation cost is expected to be recognized over a weighted-average period of 3.3 years and 4.4 years, respectively.

(13) Commitments and Contingencies

Warranty Provision

Activity by period relating to the Company’s warranty provision was as follows (in thousands):

	Thirteen weeks ended
	March 30, 2025	March 31, 2024
Warranty provision, beginning of period	$5,968	$4,849
Accruals for new warranties issued	526	265
Settlements	(38)	(250)
Warranty provision, end of period	$6,456	$4,864
Warranty provision, current	$3,019	$1,448
Warranty provision, noncurrent	$3,437	$3,416

Indemnification Agreements

From time to time, in its normal course of business, the Company may indemnify other parties, with which it enters into contractual relationships, including customers, lessors, and parties to other transactions with the Company. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from breach of representation, covenant or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Historically, there have been no such indemnification claims. In the opinion of management, any liabilities resulting from these agreements would not have a material adverse effect on the business, financial position, results of operations, or cash flows of the Company.

Legal Matters

The Company is a party to various legal proceedings and claims which arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the reasonably possible loss. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred. Although claims are inherently unpredictable, the Company is not aware of any matters that may have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows. The Company has recorded $7.7 million and $7.7 million as a loss contingency for legal settlements within accrued expenses and other current liabilities in its unaudited condensed consolidated balance sheets as of March 30, 2025 and December 29, 2024, respectively.

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

On May 11, 2023, SolarPark filed a motion for preliminary injunction to seek an order restraining the Company from using or disclosing SolarPark’s trade secrets, making or selling shingled modules other than those produced by SolarPark, and from soliciting solar module manufacturers to produce shingled modules using Solaria’s shingled patents. On May 18, 2023, the Company responded by filing a motion for partial dismissal and stay. On June 1, 2023, SolarPark filed an opposition to the Company’s motion for dismissal and stay and a reply in support of their motion for preliminary injunction. On June 8, 2023, the Company replied in support of its motion for partial dismissal and stay. On July 11, 2023, the court conducted a hearing to consider SolarPark’s and the Company’s respective motions. On August 3, 2023, the court issued a ruling, which granted the preliminary injunction motion with respect to any purported misappropriation of SolarPark’s trade secrets. The court’s ruling does not prohibit the Company from producing shingled modules or from utilizing its own patents for the manufacture of shingled modules. The court denied SolarPark’s motion seeking a defamation injunction. The court denied the Company’s motion to dismiss and granted the Company’s motion to stay the entire litigation pending the arbitration in Singapore. On September 1, 2023, the Company filed a Limited Notice of Appeal to appeal the August 2023 order granting SolarPark’s motion for preliminary injunction. On September 26, 2023, Solaria filed a Notice of Withdrawal of Appeal and will not appeal the Court’s Preliminary Injunction Order. Between August 2023 and March 2024, the parties were engaged in discovery negotiations and the Company produced documents to SolarPark. The Company produced its last set of documents on March 14, 2024. Since then, SolarPark has been reviewing the documents, and the case has remained stayed.

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

On February 22, 2024, the Court issued an order against the Subsidiaries which awarded Siemens approximately $6.9 million, inclusive of the amounts of the Subsidiaries’ indemnity obligations to Siemens, plus attorneys’ fees, the amount of which would be determined at a later hearing. On March 15, 2024, Siemens filed a motion seeking to recover $2.67 million for attorneys’ fees, expenses, and pre-and post-judgment interest. The Company opposed Siemens’ motion for attorneys’ fees, expenses, and pre- and post-judgment interest on April 5, 2024. On June 17, 2024, the Court entered a final order which awarded Siemens a total of $2.0 million in attorneys’ fees and costs. The Company has appealed these judgments.

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

The Company recognized $6.9 million as a legal loss related to this litigation in 2023 which amount is included in the $7.7 million identified above, and this liability is recorded within accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets as of March 30, 2025 and December 29, 2024.

The Company recorded an additional expense of $2.0 million within discontinued operations in its unaudited condensed consolidated statement of operations and comprehensive (loss) in the thirteen week period ended June 29, 2024, for attorneys’ fees, expenses, and pre-judgment interest, and this liability is recorded within accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets as of March 30, 2025, and December 29, 2024.

Letters of Credit

The Company had $3.5 million of outstanding letters of credit related to normal business transactions as of March 30, 2025 and December 29, 2024. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder. As discussed in Note 2 – Summary of Significant Accounting Policies, the cash collateral in these restricted cash accounts was $3.8 million as of March 30, 2025 and December 29, 2024, respectively.

(14) Income Taxes

As a result of the Company’s history of net operating losses, the Company has provided for a full valuation allowance against its deferred tax assets. For the thirteen weeks ended March 30, 2025, and March 31, 2024, the Company recognized income tax expense of zero and one thousand dollars, respectively.

(15) Basic and Diluted Net Income (Loss) Per Share

The Company uses the two-class method to calculate net income (loss) per share. No dividends were declared or paid for the in the thirteen week periods ended March 30, 2025 and March 31, 2024.

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders for the thirteen week periods ended March 30, 2025 and March 31, 2024 (in thousands, except share and per share amounts):

	Thirteen Weeks Ended
	March 30,	March 31,
	2025	2024
Numerator for basic income (loss) per share:
Net income (loss) - basic	$8,127	$(9,588)
Numerator for diluted income (loss) per share
July 2024 Notes derivative liability and interest expense, net of tax	(5,921)	—
September 2024 Notes derivative liability and interest expense, net of tax	(1,964)	—
Net income (loss) - diluted	$242	$(9,588)
Denominator:
Weighted average shares:
Denominator for basic income (loss) per share	80,110,127	49,077,330
Effect of dilutive securities:
July 2024 Notes and derivative liability	27,364,717	—
September 2024 Notes and derivative liability	37,333,318	—
FPAs	6,720,000	—
Third SAFE	2,750,000	—
Dilutive stock options and RSUs	7,601,805	—
Dilutive warrants	487,967	—
Denominator for diluted income (loss) per share	162,367,934	49,077,330
Net income (loss) per share:
Net income (loss) - basic	$0.10	$(0.20)

Net income (loss) – diluted	$0.00	$(0.20)

The computation of basic net loss per share attributable to common stockholders is inclusive of warrants with an insignificant exercise price.  The Company’s calculation of  the weighted average shares outstanding is inclusive of 236,196 warrants with an insignificant exercise price (which assumes that the warrants were outstanding as of the beginning of the period or the date of the grant, whichever is earlier) for the thirteen weeks ended March 30, 2025. The computation of diluted net loss per share attributable to common stockholders is inclusive of the impact of the Company’s July 2024 Notes, September 2024 Notes, FPAs, and Third SAFE (all of which were dilutive) using the if-converted method for the thirteen weeks ended March 30, 2025. The computation of diluted net income per share attributable to common stockholders is also inclusive of the impact of the Company’s dilutive stock options, RSUs, and warrants as calculated using the treasury stock method for the thirteen weeks ended March 30, 2025.

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been anti-dilutive:

	As of
	March 30,	March 31,
	2025	2024
Common stock warrants	25,182,298	23,024,556
Stock options and RSUs issued and outstanding	1,888,995	11,436,369
Potential common shares excluded from diluted net loss per share	27,071,293	34,460,925

(16) Segment Information

The segment information is presented on a basis that is consistent with the Company’s internal management reporting. The Company’s Chief Executive Officer (“CEO”) is the Chief Operating Decision Maker (“CODM”). The CODM manages the Company and reports financial results based on two reportable segments which are the same as The Company’s operating segments. The CODM evaluates the performance of these reportable segments and allocates resources to make operating decisions based on certain financial information, including segmented internal income/(loss) prepared on a basis consistent with U.S. GAAP. The measurement criteria is based on their operating revenue and operating income (loss) and excluding any corporate costs which are not allocatable to the operating segments. The CODM’s measurement criteria does not include segment assets. During the periods presented, the Company reported its financial performance through the following two reportable segments; Residential Solar Installation and New Homes Business.

Residential Solar Installation. This segment performs solar system, storage and battery installations for residential homeowners.

New Homes Business. This segment is new in the thirteen week period ended March 30, 2025, as a result of the SunPower Acquisition which occurred in the fourth quarter of fiscal 2024. The Company developed a method to allocate direct expenses for the respective reportable segments. This segment performs solar system installations for new home builders.

	Thirteen Weeks Ended March 30, 2025
(in thousands)	Residential Solar Installation	New Homes Business	Total
Operating revenues	$38,122	$44,618	$82,740

Less:
Cost of revenues	16,548	26,051	42,599
Sales commissions	6,667	1,017	7,684
Sales and marketing	6,825	—	6,825
General and administrative(1)	18,098	6,492	24,590
Operating income (loss)	(10,016)	11,058	1,042

Reconciliation of segment income before income taxes:
Unallocated amounts:
General corporate expense	—	—	—
Interest expense	—	—	(7,494)
Interest income	—	—	3
Other income (expense), net	—	—	14,576
Income before income taxes	$(10,016)	$11,058	$8,127

(1)	For the thirteen weeks ended March 30, 2025, depreciation and amortization expense was $1.4 million and $0.2 million for the Residential Solar Installation and New Homes Business reportable segments, respectively.

	Thirteen Weeks Ended March 31, 2024
(in thousands)	Residential Solar Installation	New Homes Business	Total
Operating revenues	$10,040	$—	$10,040
	—		—
Less:
Cost of revenues	7,757	—	7,757
Sales commissions	3,116	—	3,116
Sales and marketing	1,618	—	1,618
General and administrative(1)	5,093	—	5,093
Operating income (loss)	(7,544)	—	(7,544)

Reconciliation of segment loss before income taxes:
Unallocated amounts:
General corporate expense	—	—	—
Interest expense	—	—	(3,568)
Interest income	—	—	6
Other income (expense), net	—	—	1,519
Gain on troubled debt restructuring	—	—	—
Loss before income taxes	$—	$—	$(9,587)

(1)	For the thirteen weeks ended March 31, 2024, depreciation and amortization expense was $0.4 million for the Residential Solar Installation reportable segment.

Assets by segment are as follows (in thousands):

	As of
	March 30,	December 29,
	2025	2024
Residential Solar Installation	$67,126	$66,145
New Homes Business	80,685	78,321
Total assets	$147,811	$144,466

(17) Related Party Transactions

Refer to the following notes to the Company’s unaudited condensed consolidated financial statements for details regarding the related party transactions entered into by the Company; Note 1(a) – Description of Business; Note 4 – Fair Value Measurements; Note 7 – Other Income, Net; Note 9 – Warrants; Note 10 – Borrowings and Derivative Liabilities, and Note 11 – SAFE Agreements. All other related party transactions are described herein.

The Company determined that SameDay Solar became a related party in the fourth quarter of fiscal 2024 with which the Company does business. Revenue, cost of revenue and commission expense with SameDay Solar were $0.6 million, $0.2 million and $0.4 million for the thirteen weeks ended March 30, 2025, respectively.

(18) Subsequent Event

NASDAQ Deficiency

On April 28, 2025, the Company received a letter from the Listing Qualifications staff of Nasdaq indicating that, as a result of the Company’s delay in filing its Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), the Company was not in compliance with the timely filing requirements for continued listing under Nasdaq Listing Rule 5250(c)(1). The Nasdaq letter had no immediate effect on the listing or trading of the Company’s common stock or warrants. The Nasdaq listing rules require Nasdaq-listed companies to timely file all required periodic reports with the SEC. The Nasdaq letter stated that, under Nasdaq rules, the Company had 60 calendar days to submit a plan to regain compliance with Nasdaq’s continued listing requirements. The Company filed its 2024 Form 10-K on April 30, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2025, and related management’s discussion and analysis in Item 7 of the Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

Complete Solaria was formed in November 2022 through the merger of Complete Solar and The Solaria Corporation. Founded in 2010, Complete Solar created a technology platform to offer clean energy products to homeowners by enabling a national network of sales partners and build partners. Our sales partners generate solar installation contracts with homeowners on our behalf. To facilitate this process, we provide the software tools, sales support and brand identity to our sales partners, making them competitive with national providers. This turnkey solution makes it easy for anyone to sell solar. On September 30, 2024, upon approval by the Bankruptcy Court for the District of Delaware, we completed the acquisition of certain assets relating to the Blue Raven Solar Business, New Homes Business and non-Installing Dealer network previously operated by SunPower Debtors.

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

As further discussed below and above (Note 16 – Segment Information), we have two reportable segments: Residential Solar Installation and New Home Business.

There is substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. They do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

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

Below we have discussed our historical results of operations, which excludes our product revenues and related metrics, as all results of operations associated with the solar panel business have been presented as discontinued operations, unless otherwise noted.

SunPower Acquisition Transaction

On August 5, 2024, we entered into the asset purchase agreement among us and the SunPower Debtors which provided for the sale and purchase of certain assets relating to the Blue Raven Solar business, New Homes Business and Non-Installing Dealer network previously operated by the SunPower Debtors (the “Acquired SunPower Assets”). The sale by SunPower was approved on September 23, 2024, by the United States Bankruptcy Court for the District of Delaware. We completed the acquisition (“Acquisition”) of the Acquired SunPower Assets (“SunPower Businesses”) effective September 30, 2024.

Financing of the Acquisition

We financed the Acquisition by issuing 7% convertible senior notes (“September 2024 Notes”) in September 2024, which are due in 2029. The September 2024 Notes mature on July 1, 2029 and are convertible into shares of our common stock at the option of the holder at a conversion rate of $2.14 per share. The September 2024 Notes will become immediately due and payable at the option of the holder in the event of default and upon a qualifying change of control event.

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

New Home Business Revenues

Our New Homes Business segment sells through a network of home builders as well as our internal sales team. Our contracts with customers include two primary contract types:

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

Cost of Revenues

Cost of revenues is comprised primarily of cost of material, internal labor costs, third-party subcontractors, design services, engineering personnel and employee-related expenses associated with permitting services, associated warranty costs, freight and delivery costs, depreciation, and amortization of internally developed software. Cost of revenues from these services is recognized when we transfer control of the product to the customer, which is generally upon installation.

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

Other income, net

Other income, net consists of changes in the fair value of our derivative liabilities in connection with our convertible notes and changes in the fair value of common stock warrant liabilities, forward purchase agreements, and SAFE Agreements.

Income Tax Expense

Income tax expense primarily consists of income taxes in certain jurisdictions in which we conduct business.

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

The global supply chain and our industry have experienced significant disruptions in recent periods. We have seen supply chain challenges and logistics constraints increase, including shortages of panels, inverters, batteries and associated component parts for inverters and solar energy systems available for purchase, which materially impacted our results of operations. These shortages and delays can be attributed in part to the broader macroeconomic conditions and have been exacerbated by the ongoing conflicts in Ukraine and Israel. If any of our suppliers of solar modules experienced disruptions in the supply of the modules’ component parts, for example semiconductor solar wafers or investors, this may decrease production capabilities and restrict our inventory and sales. In addition, we have experienced and are experiencing varying levels of volatility in costs of equipment and labor resulting in part from disruptions caused by general global economic conditions. While inflationary pressures have resulted in higher costs of products, in part due to an increase in the cost of the materials and wage rates, these additional costs have been offset by the related rise in electricity rates.

We cannot predict the full effects the supply chain constraints will have on our business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties. Given the dynamic nature of these circumstances on our ongoing business, results of operations and overall financial performance, the full impact of macroeconomic factors, including the conflicts in Ukraine and Israel, cannot be reasonably estimated at this time. In the event we are unable to mitigate the impact of delays or price volatility in solar energy systems, raw materials, and freight, it could materially adversely affect our business, prospects, financial condition and results of operations. For additional information on risk factors that could impact our results, please refer to “Risk Factors” located in our Annual Report on Form 10-K for the year ended December 29, 2024.

Critical Accounting Policies and Estimates

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 for accounting policies and related estimates we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. These critical accounting estimates include revenue recognition, accounting and accounting for business combinations. There have been no changes to our critical accounting estimates or their application since the date of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024

Results of Operations

Thirteen-weeks ended March 30, 2025 compared to the thirteen-weeks ended March 31, 2024

The following table sets forth our unaudited statements of operations data for the thirteen-weeks ended March 30, 2025, and the thirteen weeks ended March 31, 2024. We have derived this data from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Thirteen Weeks Ended
(in thousands)	March 30, 2025	March 31, 2024	$ Change	% Change
Revenues	$82,740	$10,040	$72,700	724%
Cost of revenues(1)	42,599	7,757	34,842	449
Gross profit	40,141	2,283	37,858	1,658
Gross margin %	49%	23%
Operating expenses:
Sales commissions	7,684	3,116	4,568	147
Sales and marketing(1)	6,825	1,618	5,207	322
General and administrative(1)	24,590	5,093	19,497	383
Total operating expenses	39,099	9,827	29,272	298
Income (Loss) from operations	1,042	(7,544)	8,586	*
Interest expense(2)	(7,494)	(3,568)	(3,926)	110
Interest income	3	6	(3)	(50)
Other income, net(3)	14,576	1,519	13,057	860
Income (Loss) from before taxes	8,127	(9,587)	17,714	185
Income tax provision	—	(1)	1	(100)
Net income (loss)	$8,127	$(9,588)	$17,715	185

*	Percentage change not meaningful

(1)	Includes stock-based compensation expense as follows (in thousands):

	Thirteen Weeks Ended
	March 30, 2025	March 31, 2024
Cost of revenues	$46	$27
Sales and marketing	126	216
General and administrative	142	1,098
Total stock-based compensation expense	$314	$1,341

(2)	Includes interest expense and amortization of debt issuance costs to related party of $2.0 million and $2.7 million in the thirteen-weeks ended March 30, 2025 and March 31, 2024, respectively.

(3)

Includes a gain of $3.7 million on the change in the fair value of derivative liabilities with related parties in the thirteen weeks ended March 30, 2025. Refer to Note 10 – Borrowings and Derivative Liabilities for details.

Includes income of $0.1 million and expense of $4.7 million due to related parties for the thirteen weeks ended March 30, 2025, and March 31, 2024, respectively. Includes $0.1 million and zero of income due to related parties in the thirteen weeks ended March 30, 2025, and March 31, 2024, respectively.

Revenues

We disaggregate our revenues based on the following types of services (in thousands):

	Thirteen Weeks Ended
	March 30, 2025	March 31, 2024	$ Change	% Change
Residential Solar Installation	$38,122	$10,040	$28,214	281%
New Homes Businesses	44,618	—	44,618	*
Total revenue	$82,740	$10,040	$72,700	724

*	Percentage change not meaningful.

Revenue for Residential Solar Installation and New Homes Business reportable segments increased by $28.2 million and $44.6 million, respectively. The increase is primarily attributed to the acquisition of SunPower assets, which increased installations by approximately 800 and 2,600 for Residential Solar Installation and New Homes Business reportable segments, respectively.

Cost of Revenues

	Thirteen Weeks Ended
	March 30,	March 31,	$	%
	2025	2024	Change	Change
Residential Solar Installation	$16,548	$7,757	$8,791	113%
New Homes Business	26,051	—	26,051	*
Total cost of revenues	$42,599	$7,757	$34,842	449

Gross Margin
Total gross margin	49%	23%

*	Percentage change not meaningful.

Cost of revenues for the Residential Solar Installation and New Homes Business reportable segments increased by $8.8 million and $26.1 million, respectively, primarily attributed to the acquisition of SunPower assets in the fourth quarter of fiscal 2024, which increased installations by approximately 800 and 2,600 for Residential Solar Installation and New Homes Business reportable segments, respectively.

Gross Margin

Gross margin for the thirteen-weeks ended March 30, 2025 was 49% compared to 23% for the thirteen weeks ended March 31, 2024.

Sales Commissions

	Thirteen Weeks Ended
	March 30,	March 31,	$	%
	2025	2024	Change	Change
Residential Solar Installation	$6,667	$3,116	$3,551	114%
New Homes Business	1,017	—	1,017	*
Sales Commission	$7,684	$3,116	$4,568	147

*	Percentage change not meaningful.

Sales commissions for the Residential Solar Installation and New Homes Business reportable segments increased due to the increase in revenue arising from the acquisition of the SunPower assets in the fourth quarter of fiscal 2024.

Sales and Marketing

	Thirteen Weeks Ended
	March 30,	March 31,	$	%
	2025	2024	Change	Change
Residential Solar Installation	$6,825	$1,618	$5,207	322%
New Homes Business	—	—	—	—
Sales & Marketing	$6,825	$1,618	$5,207	322

Sales & Marketing expenses in the Residential Solar Installation reportable segment increased $5.2 million due to the acquisition of SunPower assets in the fourth quarter of fiscal 2024.

General and Administrative

	Thirteen Weeks Ended
	March 30,	March 31,	$	%
	2025	2024	Change	Change
Residential Solar Installation	$18,098	$5,093	$13,005	255%
New Homes Business	6,492	—	6,492	*
General & Administrative	$24,590	$5,093	$19,778	383

*	Percentage change not meaningful.

General & Administrative expenses for the Residential Solar Installation and New Homes Business reportable segments increased due to the acquisition of the SunPower assets in the fourth quarter of fiscal 2024.

Interest Expense

Interest expense was $7.5 million in the thirteen-weeks ended March 30, 2025, and consisted of $2.3 million of interest expense on the $46.0 million July 2024 Notes $5.0 million of interest expense on the $80.0 million of September 2024 Notes with the remainder arising from interest expense on our $1.5 million principal obligation owed to T. J Rodgers and finance lease interest expense. The July 2024 Notes and September 2024 Notes were issued in fiscal 2024 and replaced our then existing debt.

Interest expense was $3.6 million in the thirteen weeks ended March 30, 2024, and consisted of $2.6 million of interest expense relating to our obligation to Carlyle, $0.5 million relating to our secured credit line, $0.3 million related to our 2018 Bridge Loan and $0.1 million attributable to the $5.0 million revolver balance. These obligations were fully settled in the exchange agreement that we entered into in July 2024.

Other Income (Expense), Net

Other income net, for the thirteen weeks ended March 30, 2025, was $14.6 million. The main drivers of Other income, net was $15.3 million of gains on the remeasurement of the fair value of derivative liabilities associated with our July 2024 Notes and September 2024 Notes, $0.3 million of income arising from the change in the fair value of our forward purchase agreements and $0.2 million of other income, partially offset by $1.1 million of expense associated with the change in the fair value of our public, private placement and working capital warrants which are accounted for as liabilities.

Other income, net in the thirteen-weeks ended March 31, 2024 was income of $1.5 million. The main drivers of this Other income, net were $6.4 million of income due to the change in the fair value of Carlyle warrants which we accounted for as a liability and $1.3 million of income arising from the change in the fair value of a redeemable convertible preferred stock warrant liability, partially offset by $5.6 million of expense recognized in connection with the change in the fair value of forward purchase agreement liabilities and $0.5 million of expense recognized in connection with the fair value of our public, private placement and working capital warrants.

Net Income (Loss)

As a result of the factors discussed above, our net income for the thirteen-weeks ended March 30, 2025 was $8.1 million, a $17.7 million increase, as compared to a net loss $9.6 million for the thirteen weeks ended March 31, 2024.

Liquidity and Capital Resources

Overview

Since our inception, we have incurred losses and negative cash flows from operations. We had net income of $8.1 million in the thirteen week period ended March 30, 2025, and have an accumulated deficit of $403.3 million and current debt of $1.5 million as of March 30, 2025. We had cash and cash equivalents, excluding restricted cash of $10.6 million as of March 30, 2025, which was held for working capital expenditures. We believe our operating losses and negative operating cash flows will continue into the foreseeable future.

Our material cash requirements include cash required to fund our operations, to meet our working capital requirements and to fund our capital expenditures.

We have financed our operations primarily through sales of equity securities, debt, issuance of convertible notes, cash generated from operations and the proceeds from the Mergers. As a result of not timely filing our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, we are not currently eligible to use a registration statement on Form S-3 that would allow us to continuously incorporate by reference our SEC reports into the registration statement, to use “shelf” registration statements to conduct offerings, or to use our at-the-market offering facility until approximately one year from the date we have regained and maintain status as a current filer. Our inability to use Form S-3 may significantly impair our ability to raise necessary capital to fund our operations and execute our strategy. If we seek to access the capital markets through a registered offering during the period of time that we are unable to use Form S-3, we may be required to publicly disclose the proposed offering and the material terms thereof before the offering commences, we may experience delays in the offering process due to SEC review of a Form S-1 registration statement and we may incur increased offering and transaction costs and other considerations. If we are unable to raise capital through a registered offering, we would be required to conduct our equity financing transactions on a private placement basis, which may be subject to pricing, size and other limitations imposed under the Nasdaq rules, or seek other sources of capital. The foregoing limitations on our financing approaches could prevent us from pursuing transactions or implementing business strategies that would be beneficial to our business.

Our cash equivalents are on deposit with major financial institutions. Our cash position raises substantial doubt regarding our ability to continue as a going concern for 12 months following the issuance of the unaudited condensed consolidated financial statements.

We will receive the proceeds from any cash exercise of warrants for shares of our common stock. The aggregate amount of proceeds could be up to $257.2 million if all the warrants are exercised for cash. However, to the extent the warrants are exercised on a “cashless basis,” the amount of cash we would receive from the exercise of those warrants will decrease. The Private Warrants and Working Capital Warrants, as so identified in our unaudited condensed consolidated financial statements, may be exercised for cash or on a “cashless basis.” The Public Warrants and the Mergers Warrants may only be exercised for cash provided there is an effective registration statement registering the shares of common stock issuable upon the exercise of such warrants. If there is not a then-effective registration statement, then such warrants may be exercised on a “cashless basis,” pursuant to an available exemption from registration under the Securities Act. We expect to use any such proceeds for general corporate and working capital purposes, which would increase our liquidity. As of May 16, 2025, the price of our common stock was $1.88 per share. The weighted average exercise price of the warrants was $10.02 as of March 30, 2025. We believe the likelihood that warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the market price of our common stock. If the market price for our common stock remains less than the exercise price, we believe warrant holders will be unlikely to exercise.

Debt Financings

 In July 2024 we issued $46.0 million of 12% senior unsecured convertible notes. Of this issuance, $28.0 million was for cash and $18.0 million was in an exchange of existing debt on our unaudited condensed consolidated balance sheet. Also during 2024, we issued $79.8 million of 7% senior unsecured convertible notes for cash.

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

7% Unsecured Convertible Senior Notes

 In September 2024, we issued $66.8 million of senior unsecured convertible notes to various lenders (the “September 2024 Notes”), $8.0 million of which were issued to a related party. In December 2024, we issued additional September 2024 Notes for cash proceeds of $13.0 million, and we issued an additional $0.2 million of the September 2024 Notes in the thirteen weeks ended March 30, 2025. The September 2024 Notes bear interest at 7% per annum and mature on July 1, 2029. The September 2024 Notes are initially convertible into 467.8363 shares of common stock per $1,000 principal amount of September 2024 Notes. The September 2024 Notes may be declared due and payable at the option of the holder upon an event of default and upon a qualifying change of control event.

Revolving Loan Balance

We have a fixed principal balance of $1.5 million outstanding as of March 30, 2025, due to the Rodgers Massey Revocable Living Trust, a related party.

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

On April 21, 2024, we entered into an amendment (“First SAFE Amendment”) that converted the First SAFE investment of $1.5 million into 4,166,667 shares of our common stock based on a conversion price of $0.36 per share, defined in the First SAFE Amendment as the product of (i) $0.45, the closing price of our common stock on April 19, 2024, multiplied by (ii) 80%. Upon conversion, we recorded a debit to SAFE Agreement of $1.5 million, a credit to Additional paid-in-capital of $1.9 million and recognized expense of $0.4 million within Other income (expense), net in results of operations for the fiscal year ended December 29, 2024.

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

On April 21, 2024, we entered into an amendment (“Second SAFE Amendment”) that converted the Second SAFE investment of $3.5 million into 9,722,222 shares of our common stock based on a conversion price of $0.36 per share, defined in the Second SAFE Amendment as the product of (i) $0.45, the closing price of our common stock on April 19, 2024, multiplied by (ii) 80%. Upon conversion, we recorded a debit to SAFE Agreement of $3.5 million, a credit to Additional paid-in-capital of $4.4 million and recognized expense of $0.9 million within Other income (expense), net in our results of operations for the fiscal year ended December 29, 2024.

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

As March 30, 2025, we estimated the fair value of the Third SAFE at $0.4 million based upon the assumptions disclosed in Note 4 – Fair Value Measurements to our unaudited condensed consolidated financial statements.

Cash Flows for the Thirteen Weeks Ended March 30, 2025 and March 31, 2024

The following table summarizes Complete Solaria’s cash flows from operating, investing, and financing activities for the thirteen-weeks ended March 30, 2025 and March 31, 2024 (in thousands):

	Thirteen Weeks Ended
	March 30, 2025	March 31, 2024
Net cash used in operating activities	$(2,627)	$(4,946)
Net cash used in investing activities	—	(536)
Net cash provided by financing activities	(198)	4,726
Net decrease in cash, cash equivalents and restricted cash	(2,825)	(801)

Cash Flows from Operating Activities

Net cash used in operating activities of $2.7 million in the thirteen weeks ended March 30, 2025 was due to net income of $8.1 million offset by $6.6 million of unfavorable noncash adjustments and $4.2 million of cash outflows from changes in operating assets and liabilities. Non-cash adjustments consisted of $15.1 million arising from remeasurement of derivative liabilities and a $0.3 million of income due to the change in the fair value of forward purchase agreement liabilities and $0.2 million of non-cash income and were partially offset by $4.6 million of amortization of debt issuance costs, $1.6 million of depreciation and amortization, $1.1 million provision for credit losses, $1.1 million due to the change in the fair value of warrants classified as liabilities, $0.3 million of stock-based compensation and $0.3 million of non-cash lease expense. Cash outflows from changes in operating assets consisted of a $4.6 million increase in accounts receivable, a $4.2 million increase in contract assets, an $11.3 million increase in contract assets, $4.4 million increase in prepaid expenses and other current assets, a $4.7 million decrease in accrued expenses and other liabilities and a $0.4 million decrease in the current portion of operating lease obligations, partially offset by an $11.1 million decrease in inventories, $6.9 million increase in accounts payable and a $3.1 million increase in contract liabilities.

Net cash used in operating activities of $4.9 million for the thirteen-weeks ended March 31, 2024 was primarily due to the net loss of $9.6 million partially offset by non-cash charges of $3.5 million and net cash inflows of $1.1 million from changes in our operating assets and liabilities. Non-cash charges in our operating results consisted of a $5.6 million adjustment to our forward purchase agreement liabilities, $1.3 million stock-based compensation expense, $2.5 in million accretion of interest attributable to the CS Solis Debt, $1.0 million of other non-cash interest, $0.4 million of depreciation and amortization and $0.2 million of non-cash lease costs, partially offset by $7.2 million of income from the change in the fair value of our warrant liabilities and a $0.3 million decrease in our reserve for excess and obsolete inventory. The main drivers of net cash inflows derived from the changes in operating assets and liabilities were related to a decrease in accounts receivable, net of $5.3 million and a decrease in inventories of $0.6 million, partially offset by a decrease in accounts payable of $2.6 million, a decrease in accrued expenses and other liabilities of $1.6 million, a decrease in operating lease liabilities of $0.2 million and a decrease in contract liabilities of $0.4 million.

Cash Flows from Investing Activities

Net cash used in investing activities was zero and $0.5 million for the thirteen-weeks ended March 30, 2025 and March 31, 204, respectively, and attributable to additions to internal-use-software.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.2 million for the thirteen weeks ended March 30, 2025 and consisted of $0.5 million of payments on our finance leases partially offset by $0.2 million in proceeds from the issuance of September 2024 Notes, and $0.1 million in proceeds from the exercise of stock options and warrants in exchange for the issuance of shares of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 30, 2025, such disclosure controls and procedures were not effective, solely as a result of previously reported material weaknesses.

Notwithstanding the foregoing, there were no changes to previously issued financial statements, and management did not identify any misstatements in our financial statements as a result of these material weaknesses. Our Chief Executive Officer and Chief Financial Officer believe that the interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

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

Remediation Plan and Status. As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, management is in the process of implementing its remediation plan. The Company is committed to remediating the material weaknesses identified above, fostering continuous improvement in internal controls and enhancing its overall internal control environment. Since identifying the above material weaknesses, the Company has begun the process of implementing the remediation activities described below. The Company believes that these activities, when fully implemented, should remediate the identified material weaknesses and strengthen its internal control over financial reporting. These remediation efforts remain ongoing, and additional remediation initiatives may be necessary.

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

If we are not able to maintain effective internal control over financial reporting and Disclosure Controls, or if material weaknesses are discovered in future periods, a risk that is significantly increased in light of the complexity of our business, we may be unable to accurately and timely report our financial position, results of operations, cash flows or key operating metrics, which could result in late filings of the annual and quarterly reports under the Exchange Act, restatements of financial statements or other corrective disclosures, an inability to access commercial lending markets, defaults under its credit facilities and other agreements, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the thirteen week period ended March 30, 2025, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

We do not expect that our Disclosure Controls or our will prevent all errors and all instances of fraud. Disclosure Controls, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the Disclosure Controls are met. Further, the design of Disclosure Controls must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all Disclosure Controls, no evaluation of Disclosure Controls can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of Disclosure Controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information with respect to legal proceedings is set forth under Note 13 – Commitments and Contingencies, in the accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

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

Since our inception, we have incurred losses and negative cash flows from operations. Our operating income was $1.0 million before interest expense of $7.5 million and non-operating income of $14.6 million, principally due to a gain on the remeasurement of derivative liabilities, in the thirteen weeks ended March 30, 2025. We have an accumulated deficit of $403.3 million as of March 30, 2025. We have accrued expenses and other current liabilities of $51.4 million, current debt of $1.5 million, and notes payable and derivative liabilities, net of current portion of $135.4 million as of March 30, 2025, as well as other current and long-term liabilities (including the $6.9 million liability we recorded relating to a litigation matter with Siemens as well as an additional accrual for $2.0 million for attorneys’ fees, expenses, and pre-judgment interest, in accrued expenses and other current liabilities within our consolidated balance sheet as of December 29, 2024). We had cash and cash equivalents, excluding restricted cash, of $10.6 million as of March 30, 2025, which was held for working capital expenditures. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern requires that we obtain sufficient funding, either through external financial transactions or cash flows generated from operations, to meet our obligations and finance our operations.

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

We had cash and cash equivalents of $10.6 million as of March 30, 2025. Our cash position raises substantial doubt regarding our ability to continue as a going concern for 12 months after the consolidated financial statements issuance. Further, we cannot guarantee that our business will generate sufficient cash flow from operations to fund our operations or liquidity needs. Over time, we expect that we will need to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit from financial institutions to fund, together with our principal sources of liquidity, any significant unplanned or accelerated expenses and new strategic investments.

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

We did not file our Annual Report on Form 10-K within the timeframe required by the SEC. Accordingly, we are not currently eligible to use a registration statement on Form S-3 that would allow us to continuously incorporate by reference our SEC reports into the registration statement, to use “shelf” registration statements to conduct offerings, or to use our at-the-market offering facility until approximately one year from the date we have regained and maintain status as a current filer. Our inability to use Form S-3 may significantly impair our ability to raise necessary capital to fund our operations and execute our strategy. If we seek to access the capital markets through a registered offering during the period of time that we are unable to use Form S-3, we may be required to publicly disclose the proposed offering and the material terms thereof before the offering commences, we may experience delays in the offering process due to SEC review of a Form S-1 registration statement and we may incur increased offering and transaction costs and other considerations. If we are unable to raise capital through a registered offering, we would be required to conduct our equity financing transactions on a private placement basis, which may be subject to pricing, size and other limitations imposed under the Nasdaq rules, or seek other sources of capital. The foregoing limitations on our financing approaches could prevent us from pursuing transactions or implementing business strategies that would be beneficial to our business.

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

Our business depends in part on the availability of rebates, tax credits and other financial incentives. The expiration, elimination or reduction of these rebates, credits or incentives or the ability to monetize them could adversely impact our business.*

U.S. federal, state and local government bodies provide incentives to end users, distributors, system integrators and manufacturers of solar energy systems to promote solar electricity in the form of rebates, tax credits and other financial incentives such as system performance payments, payments for renewable energy credits associated with renewable energy generation and the exclusion of solar energy systems from property tax assessments. These incentives enable us to lower the price charged to customers for energy and for solar energy systems. However, these incentives may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as solar energy adoption rates increase. These reductions or terminations often occur without warning.

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

The ITC available under Code Section 48E is the successor provision of Code Section 48 and is applicable for taxable years after 2024. The ITC under Code Section 48 generally is equal to the ITC outlined above under Code Section 48, including generally providing for the same increased credit rates under the same circumstances. The ITC under Code Section 48E applies to investments in a “qualified facility” and “energy storage technology”. A “qualified facility” for these purposes generally is the same as described for the PTC under Code Section 45Y and “energy storage technology” is defined by reference to such term in Code Section 48. The ITC available under Code Section 48E includes the same phase out schedule as outlined above with respect to the PTC under Code Section 45Y. The ITC under Code Section 48E is subject to recapture if the Internal Revenue Service determines that the greenhouse gas emissions rate for the facility exceeds a certain threshold. A facility is not eligible for the ITC under Code Section 48E if a tax credit already is allowed with respect to the facility under Code Section 45, 45Y or 48, or certain other tax credit provisions, for the taxable year or any prior taxable year. As discussed below, the US Congress has proposed to eliminate the ITC by the end of 2025.

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

Reductions in, eliminations of, or expirations of, governmental incentives could adversely impact results of operations and our ability to compete in this industry by increasing the cost of capital, causing us to increase the prices of our energy and solar energy systems and reduce the size of our addressable market. In particular, in May 2025, the US Congress has proposed to eliminate the ITC by the end of 2025. Elimination of ITCs will have an adverse impact on the demand for solar system and installation services.

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

Although we generated net income of $8.1 million in the thirteen weeks ended March 30, 2025, we have incurred net losses in the past, including $56.5 million in the fiscal year ended December 29, 2024. We have an accumulated deficit of $403.3 million as of March 30, 2025. Additionally, as of March 30, 2025, we had long-term indebtedness of $135.4 million. We will continue to incur net losses as spending increases to finance the expansion of operations, installation, engineering, administrative, sales and marketing staffs, spending increases on brand awareness and other sales and marketing initiatives and implement internal systems and infrastructure to support the company’s growth. We do not know whether revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on results of operations. Our ability to achieve profitability depends on a number of factors, including but not limited to:

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

See “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 13 – Commitments and Contingencies” for a further discussion of the legal claims summarized therein.

In addition to the other information provided in Note 13 – Commitments and Contingencies, on February 22, 2024, the court in the case issued an order against certain subsidiaries of the Company which awarded Siemens approximately $6.9 million. On March 15, 2024, Siemens filed a motion seeking to recover $2.67 million for attorneys’ fees, expenses, and pre-and post-judgment interest. The Company opposed Siemens’ motion for attorneys’ fees, expenses, and pre- and post-judgment interest on April 5, 2024. On June 17, 2024, the court entered a final order which awarded Siemens a total of $2.0 million in attorneys’ fees and costs. We have appealed these judgments. On August 19, 2024, Siemens applied for the enforcement to a sister state judgment in the Superior Court of Alameda, California and the court entered a judgement in favor of Siemens. On December 9, 2024, Siemens moved to amend the judgment to add Complete Solaria, Inc. as a judgement debtor. Our subsidiaries opposed the Siemens motion. The court heard the motion by submission on April 3, 2025, but has not yet issued a ruling. The Company recognized $6.9 million as a legal loss related to this litigation in 2023, and in 2024, and the Company recorded an additional accrual for $2.0 million for attorneys’ fees, expenses, and pre-judgment interest, in accrued expenses and other current liabilities within its consolidated balance sheet as of December 29, 2024. This legal loss was recognized in fiscal 2024 in loss from discontinued operations, net of tax on the consolidated statements of operations and comprehensive loss. The Company recorded a liability of $6.9 million as a legal loss related to this litigation, excluding amounts for attorneys’ fees and costs, in accrued expenses and other current liabilities within its consolidated balance sheets at each of March 30, 2025 and December 29, 2024.

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

Risks Related to our Common Stock and Other Securities

Our directors, executive officers and principal stockholders will continue to have significant influence over our company, which could limit your ability to influence the outcome of key transactions, including a change of control.*

Our directors, executive officers and each of our 5% stockholders and their affiliates, in the aggregate, beneficially own approximately 40% of the outstanding shares of our common stock, based on the number of shares outstanding as of March 31, 2025. As a result, these stockholders, if acting together, will be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

There can be no assurance that we will maintain compliance with the requirements for listing our common stock on Nasdaq. On April 28, 2025,we received a letter from the Listing Qualifications staff of Nasdaq indicating that, as a result of our delay in filing its Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), we were not in compliance with the timely filing requirements for continued listing under Nasdaq Listing Rule 5250(c)(1). The Nasdaq letter had no immediate effect on the listing or trading of our common stock or warrants. The Nasdaq listing rules require Nasdaq-listed companies to timely file all required periodic reports with the SEC. The Nasdaq letter stated that, under Nasdaq rules, the Company had 60 calendar days to submit a plan to regain compliance with Nasdaq’s continued listing requirements. We filed our 2024 Form 10-K on April 30, 2025.

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

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.*

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including 12.00% Notes due 2029 and the 7.00% Convertible Senior Notes due 2029 (the 7.00% Notes due 2029 and with the 12.00% Notes due 2029, collectively, the “Convertible Senior Notes”), depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. Additionally, as a result of the delayed filing of our Annual Report on Form 10-K for the year ended December 29, 2024, we incurred additional interest under the Convertible Senior Notes. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Convertible Senior Notes.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
2.1	Amended and Restated Business Combination Agreement, dated as of May 26, 2023, by and among Freedom Acquisition I Corp., Jupiter Merger Sub I Corp., Jupiter Merger Sub II LLC, Complete Solar Holding Corporation, and The Solaria Corporation	S-4	333-269674	2.1	May 31, 2023
2.2	Agreement and Plan of Merger, dated as of October 3, 2022, by and between Complete Solar Holding Corporation, Complete Solar Midco, LLC, Complete Solar Merger Sub, Inc., The Solaria Corporation, and Fortis Advisors LLC	S-4	333-269674	2.4	February 10, 2023
2.3	Asset Purchase Agreement dated September 19, 2023, by and among Complete Solaria, Inc., SolarCA, LLC, and Maxeon Solar Technologies, Ltd.	8-K	001-40117	2.1	2023-09-21
3.1	Certificate of Incorporation of Complete Solaria	8-K	001-40017	3.1	2023-07-21
3.2	Bylaws of Complete Solaria	8-K	001-40017	3.2	2023-07-21
4.1	Form of Replacement Warrant	8-K	001-40117	4.1	2023-10-12
4.2	Form of First Amendment to Replacement Warrant	8-K	001-40117	4.2	2023-10-12
4.3	Amended and Restated Registration Rights Agreement, dated July 18, 2023, by and among the Company and certain other stockholders party thereto	8-K	001-40117	4.1	2023-07-24
4.4	Warrant Agreement, dated February 25, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-40117	4.1	2021-03-2
4.5	Indenture, dated September 16, 2024, between the Company and U.S. Bank Trust Company, National Association	8-K	001-40117	4.1	2024-09-26
4.6	Form of 7.0% Convertible Senior Note due 2029	8-K	001-40117	4.2	2024-09-26
4.7	Exchange Agreement, dated July 1, 2024, among the Company and the purchasers party thereto	8-K	001-40117	10.1	2024-07-08
4.8	Form of SAFE (2024)	8-K	001-40017	10.1	2024-02-16
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Inline XBRL Document Set for the unaudited condensed consolidated financial statements and accompanying notes in the Condensed Consolidated Financial Statements and Supplemental Details
104*	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101

*	Filed herewith

**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Complete Solaria, Inc.

Date: May 19, 2025	By:	/s/ THURMAN J. RODGERS
Thurman J. Rodgers
Chief Executive Officer and Executive Chairman

Date: May 19, 2025	By:	/s/ DANIEL P. FOLEY
Daniel P. Foley
Chief Financial Officer