Form 10-Q
period 2025-06-29
Complete Solaria, Inc.
filed 2025-08-13
CIK 1838987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2025

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

As of August 11, 2025, 83,108,708 shares of common stock, par value $0.0001 per share, were issued and outstanding.

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

ii

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

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMPLETE SOLARIA, INC.

Unaudited Condensed Consolidated Balance Sheets

(in thousands except share and per share amounts)

	June 29,	December 29,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$11,125	$13,378
Accounts receivable, net	39,174	25,842
Inventories	5,189	22,110
Prepaid expenses and other current assets	9,117	8,206
Contract assets	51,779	26,066
Total current assets	116,384	95,602
Restricted cash	3,841	3,841
Property and equipment, net	3,808	5,493
Operating lease right-of-use assets	2,437	3,041
Intangible assets, net	15,955	17,385
Goodwill	19,825	18,476
Other noncurrent assets	890	628
Total assets	$163,140	$144,466

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$17,311	$7,980
Accrued expenses and other current liabilities (1)	58,754	56,081
Current portion of notes payable with related parties	1,500	1,500
Contract liabilities	21,155	10,003
SAFE Agreement with related party	418	384
Forward purchase agreement liabilities with related parties	—	1,274
Forward purchase agreement liabilities	1,882	2,220
Total current liabilities	101,020	79,442
Warranty provision, noncurrent	3,437	3,437
Warrant liability	4,604	1,561
Contract liabilities, noncurrent	794	918
Notes payable and derivative liabilities	122,916	92,638
Notes payable and derivative liabilities with related parties, net of current portion	28,443	53,193
Operating lease liabilities, net of current portion	1,580	2,263
Other long-term liabilities	7,530	8,553
Total liabilities	270,324	242,005

Commitments and contingencies (Note 12)

Stockholders’ (deficit):
Common stock, $0.0001 par value; Authorized 1,000,000,000 shares as of June 29, 2025, and December 29, 2024; issued and outstanding 82,325,722 and 73,784,645 shares as of June 29, 2025, and December 29, 2024, respectively.	14	14
Additional paid-in capital	318,311	313,661
Accumulated other comprehensive income	165	165
Accumulated deficit	(425,674)	(411,379)
Total stockholders’ (deficit)	(107,184)	(97,539)
Total liabilities and stockholders’ (deficit)	$163,140	$144,466

(1)	Includes accrued interest due to related parties of $2.9 million and $2.2 million as of June 29, 2025, and December 29, 2024, respectively. Includes a deposit from a related party of $5.0 million and zero as of June 29, 2025 and December 29, 2024, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMPLETE SOLARIA, INC.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands except share and per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2025	2024	2025	2024
Revenues (1)	$67,524	$4,492	$150,264	$14,532
Cost of revenues (1)	38,763	5,384	89,005	13,141
Gross profit (loss)	28,761	(892)	61,259	1,391
Operating expenses:
Sales commissions (1)	9,055	1,305	16,739	4,421
Sales and marketing	6,833	1,051	15,297	2,669
General and administrative	15,591	6,246	30,899	11,339
Total operating expenses	31,479	8,602	62,935	18,429
Loss from continuing operations	(2,718)	(9,494)	(1,676)	(17,038)
Interest expense (2)	(7,660)	(2,324)	(15,154)	(5,892)
Interest income	—	10	3	16
Other (expense) income, net (3)	(12,044)	(2,069)	2,532	(550)
Total other (expense), net	(19,704)	(4,383)	(12,619)	(6,426)
Loss from continuing operations before income taxes	(22,422)	(13,877)	(14,295)	(23,464)
Income tax (provision)	—	(10)	—	(11)
Net loss from continuing operations	(22,422)	(13,887)	(14,295)	(23,475)
Loss from discontinued operations, net of tax	—	(2,007)	—	(2,007)
Net loss from discontinued operations, net of taxes	—	(2,007)	—	(2,007)
Net loss	(22,422)	(15,894)	(14,295)	(25,482)
Other comprehensive loss:
Foreign currency translation adjustment	—	67	—	(22)
Comprehensive loss (net of tax)	$(22,422)	$(15,827)	$(14,295)	$(25,504)
Net loss from continuing operations per share attributable to common stockholders
Basic	$(0.28)	$(0.23)	$(0.18)	$(0.43)
Diluted	$(0.28)	$(0.23)	$(0.18)	$(0.43)
Net loss from discontinued operations per share attributable to common stockholders
Basic	$—	$(0.03)	$—	$(0.03)
Diluted	$—	$(0.03)	$—	$(0.03)
Net loss per share attributable to common stockholders
Basic	$(0.28)	$(0.26)	$(0.18)	$(0.46)
Diluted	$(0.28)	$(0.26)	$(0.18)	$(0.46)
Weighted-average shares used to compute net loss per share attributable to common stockholders
Basic	80,827,976	61,111,005	80,471,380	54,941,543
Diluted	80,827,976	61,111,005	87,191,380	54,941,543

(1)

Includes revenue and commission expense attributable to related party of $0.1 million, and $0.1 million in the thirteen and twenty-six week periods ended June 29, 2025. There were no similar related party transactions included the thirteen and twenty six week periods ended June 30, 2024. Refer to Note 16 – Related Party Transactions for details.

(2)	Includes related party interest expense and amortization of debt issuance costs of $1.6 million and $1.4 million in the thirteen week periods ended June 29, 2025, and June 30, 2024, respectively. Includes related party interest expense and amortization of debt issuance costs of $3.6 million and $4.0 million in the twenty-six week periods ended June 29, 2025, and June 30, 2024, respectively.

(3)	Includes the following related party transactions (in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
(Loss) gain on remeasurement of derivative liabilities (Note 9 – Borrowings and Derivative Liabilities)	$(1.6)	$—	$2.1	$—
Gain (loss) due to change in fair value of Forward Purchase Agreements	—	1.0	0.1	(1.0)
Loss on conversion of SAFE Agreements to common stock	—	(1.3)	—	(1.3)
(Loss) gain due to change in fair value of Carlyle warrants	—	(3.6)	—	2.9
Non-cash income due to related parties	—	—	0.1	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMPLETE SOLARIA, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands except number of shares)

	Thirteen Weeks Ended June 29, 2025
	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance as of March 30, 2025	79,921,908	$14	$314,092	$(403,252)	$165	$(88,981)
Exercise of common stock options	489,782	—	502	—	—	502
Stock-based compensation	—	—	3,717	—	—	3,717
Vesting of restricted stock units	1,914,032	—	—	—	—	—
Exercise of common stock warrants	—	—	—	—	—	—
Net loss	—	—	—	(22,422)	—	(22,422)
Balance as of June 29, 2025	82,325,722	$14	$318,311	$(425,674)	$165	$(107,184)

	Thirteen Weeks Ended June 30, 2024
	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance as of March 31, 2024	49,096,537	$7	$279,332	$(364,516)	$98	$(85,079)
Exercise of common stock options	58,861	—	34	—	—	34
Stock-based compensation	—	—	1,229	—	—	1,229
Issuance of common stock warrant for services	—	—	1,420	—	—	1,420
Issuance of common stock upon conversion of SAFE Agreements with related party	13,888,889	6	6,244	—	—	6,250
Net loss	—	—	—	(15,894)	—	(15,894)
Foreign currency translation adjustment	—	—	—	—	67	67
Balance as of June 30, 2024	63,044,287	$13	$288,259	$(380,410)	$165	$(91,973)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Twenty-Six Weeks Ended June 29, 2025
	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance as of December 29, 2024	73,784,645	$14	$313,661	$(411,379)	$165	$(97,539)
Exercise of common stock options	533,575	—	559	—	—	559
Stock-based compensation	—	—	4,031	—	—	4,031
Vesting of restricted stock units	2,007,502	—	—	—	—	—
Exercise of common stock warrants	6,000,000	—	60	—	—	60
Net loss	—	—	—	(14,295)	—	(14,295)
Balance as of June 29, 2025	82,325,722	$14	$318,311	$(425,674)	$165	$(107,184)

	Twenty-Six Weeks Ended June 30, 2024
	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance as of December 31, 2023	49,065,361	$7	$277,965	$(354,928)	$143	$(76,813)
Exercise of common stock options	90,037	—	60	—	—	60
Stock-based compensation	—	—	2,570	—	—	2,570
Issuance of common stock warrant for services	—	—	1,420	—	—	1,420
Issuance of common stock upon conversion of SAFE Agreements with related party	13,888,889	6	6,244	—	—	6,250
Net loss	—	—	—	(25,482)	—	(25,482)
Foreign currency translation adjustment	—	—	—	—	22	22
Balance as of June 30, 2024	63,044,287	$13	$288,259	$(380,410)	$165	$(91,973)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMPLETE SOLARIA, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands except number of shares)

	Twenty-Six Weeks Ended
	June 29, 2025	June 30, 2024
Cash flows from operating activities from continuing operations
Net loss	$(14,295)	$(25,482)
Net loss from discontinued operations, net of income taxes	—	(2,007)
Net loss from continuing operations	(14,295)	(23,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,031	2,570
Non-cash interest expense	—	2,020
Non-cash lease expense	605	349
Depreciation and amortization	3,002	686
Provision for credit losses	1,217	900
Change in reserve for excess and obsolete inventory	—	(1,228)
Change in fair value of SAFE Agreement – related party	34	—
Change in fair value of forward purchase agreement liabilities (1)	(1,612)	2,822
Change in fair value of derivative liabilities (2)	(3,675)	—
Amortization of debt issuance costs (3)	9,318	—
Change in fair value of warrant liabilities	3,043	(2,625)
Non-cash income (4)	(314)	—
Loss on impairments and disposals	113	—
Accretion of debt in CS Solis – related party	—	3,872
Loss on conversion of SAFE Agreements to shares of common stock	—	1,250
Non-cash expense in connection with warrant issued for vendor services	—	1,639
Changes in operating assets and liabilities:
Accounts receivable, net	(14,549)	12,378
Inventories	15,572	2,311
Contract assets	(25,713)	—
Prepaid expenses and other current assets	(911)	(1,422)
Other noncurrent assets	(262)	—
Accounts payable	9,316	(2,125)
Accrued expenses and other liabilities	(2,293)	(6,051)
Operating lease liabilities	(705)	(332)
Contract liabilities	11,028	(1,176)
Net cash used in operating activities	(7,050)	(7,637)
Cash flows from investing activities from continuing operations
Capitalization of internal-use software costs	—	(883)
Net cash used in investing activities from continuing operations	—	(883)
Cash flows from financing activities from continuing operations
Proceeds from issuance of convertible notes	200	—
Principal repayment of note payable	—	(300)
Finance lease payments	(1,022)	—
Proceeds from exercise of common stock options	559	60
Proceeds from exercise of warrant for common stock	60	—
Investor financing deposit – related party	5,000	2,000
Proceeds from issuance of SAFE Agreements	—	6,000
Net cash provided by financing activities from continuing operations	4,797	7,760
Effect of exchange rate changes	—	21
Net decrease in cash, cash equivalents and restricted cash	(2,253)	(739)
Cash, cash equivalents, and restricted cash at beginning of period	17,219	6,416
Cash, cash equivalents, and restricted cash at end of period	$14,966	$5,677

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,445	$—
Cash paid for income taxes	—	10

Supplemental disclosure of noncash financing and investing activities:
Conversion of SAFE Agreements to shares of common stock with related party	$—	$5,000
Measurement period adjustment to increase goodwill due to a decrease in acquired fair value of inventory in SunPower Acquisition	1,349	—

(1)	Includes related party expense of zero and $1.0 million in the twenty-six week periods ended June 29, 2025, and June 30, 2024, respectively.

(2)	Includes related party gain on remeasurement of $2.1 million in the twenty-six week period ended June 29, 2025.

(3)	Includes related party amortization of $1.8 million in the twenty-six week period ended June 29, 2025.

(4)	Includes related party non-cash income of $0.1 million in the twenty-six week period ended June 29, 2025.

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

Complete Solar, Inc. (“Complete Solar”) was incorporated in Delaware on February 22, 2010. Through February 2022, the Company operated as Complete Solar, Inc., a single legal entity. In February 2022, the Company implemented a holding company reorganization (the “Reorganization”) in which the Company created and incorporated Complete Solar Holding Corporation (“Complete Solar Holdings”). As a result of the Reorganization, Complete Solar Holdings became the successor entity to Complete Solar, Inc. Subsequently, Complete Solar Holdings changed its name to Complete Solaria, Inc.

On July 18, 2023, the Company consummated a series of merger transactions contemplated by an Amended and Restated Business Combination Agreement entered into with wholly-owned subsidiaries of Freedom Acquisition I Corp. (“FACT”) entered into on May 26, 2023 (“Mergers”), equating to a reverse recapitalization for accounting purposes. Under the reverse recapitalization of accounting, FACT was treated as the acquired company for financial statement reporting purposes. This determination was based on the Company having a majority of the voting power of the post-combination company, the Company’s senior management comprising substantially all of the senior management of the post-combination company, and the Company’s operations comprising the ongoing operations of the post-combination company. Accordingly, for accounting purposes, the Mergers were treated as the equivalent of a capital transaction in which Complete Solaria issued stock for the net assets of FACT. The net assets of FACT were stated at historical cost, with no goodwill or other intangible assets recorded.

On August 5, 2024, Complete Solaria entered into an Asset Purchase Agreement (the “APA”) among Complete Solaria, SunPower Corporation (“SunPower”) and SunPower’s direct and indirect subsidiaries (collectively, the “SunPower Debtors”) providing for the Company’s purchase of certain assets relating to the Blue Raven Solar business, New Homes Business and Non-Installing Dealer network previously operated by the SunPower Debtors (“SunPower Acquisition”). The APA was entered into in connection with a voluntary petition filed by SunPower under Chapter 11 of the United States Code, 11 U.S.C.§§ 101-1532. The sale by SunPower was approved on September 23, 2024, by the United States Bankruptcy Court for the District of Delaware. The Company completed the acquisition on September 30, 2024.

(b) Liquidity and going concern

Since inception through June 29, 2025, the Company incurred recurring losses and has incurred negative cash flows from operations. The Company’s loss from continuing operations was $14.3 million in the twenty-six weeks ended June 29, 2025. The Company had an accumulated deficit of $425.7 million, total debt of $152.9 million, and cash and cash equivalents, excluding restricted cash, of $11.1 million as of June 29, 2025. The Company believes that operating losses and negative operating cash flows will continue into the foreseeable future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to obtain additional funding when necessary. Historically, the Company’s activities primarily have been financed through private placements of equity securities, the issuance of convertible notes and debt, cash generated from operations, and proceeds from the Mergers.

As a result of not timely filing its Annual Report on Form 10-K for the fiscal year ended December 29, 2024, the Company is not currently eligible to use a registration statement on Form S-3 that would allow the Company to continuously incorporate by reference its SEC reports into the registration statement, to use “shelf” registration statements to conduct offerings, or to use its at-the-market offering facility until approximately one year from the date the Company has regained and maintained status as a current filer. The Company’s inability to use Form S-3 may significantly impair its ability to raise necessary capital to fund its operations and execute its strategy. If the Company seeks to access the capital markets through a registered offering during the period of time that it is unable to use Form S-3, the Company may be required to publicly disclose the proposed offering and the material terms thereof before the offering commences, the Company may experience delays in the offering process due to SEC review of a Form S-1 registration statement, and the Company may incur increased offering and transaction costs and other considerations. If the Company is unable to raise capital through a registered offering, the Company would be required to conduct its equity financing transactions on a private placement basis, which may be subject to pricing, size and other limitations imposed under the Nasdaq rules, or seek other sources of capital. The foregoing limitations on the Company’s financing approaches could prevent the Company from pursuing transactions or implementing business strategies that would be beneficial to its business.

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

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim unaudited condensed consolidated financial statements do not include all the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, these interim unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 29, 2025, and the results of operations for the thirteen and twenty-six week periods ended June 29, 2025 and June 30, 2024. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. These interim unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 29, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2025.

On March 10, 2025, the Company’s board of directors approved a change in the Company’s fiscal year end to a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. This change was effective for the fiscal year ended December 29, 2024. The Company’s first fiscal quarters for 2025 and 2024 in this report on Form 10-Q ended June 29, 2025 (“Second Quarter 2025”) and June 30, 2024 (“Second Quarter 2024”), respectively.

(b) Cash and cash equivalents and restricted cash

The Company reconciles cash, cash equivalents, and restricted cash reported in its unaudited condensed consolidated balance sheets that aggregate to the beginning and ending balances shown in the Company’s unaudited condensed consolidated statements of cash flows as follows (in thousands):

	As of
	June 29, 2025	December 29, 2024
Cash and cash equivalents	$11,125	$13,378
Restricted cash	3,841	3,841
Total cash, cash equivalents and restricted cash	$14,966	$17,219

(c) Estimated credit losses

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

The following table summarizes the allowance for credit losses as follows (in thousands):

	As of
	June 29,	June 30,
	2025	2024
Balance at beginning of period	$(1,701)	$(9,846)
(Provision) credit charged to earnings	(1,217)	(900)
Amounts written off, net of recoveries and other adjustments	443	802
Balance at end of period	$(2,475)	$(9,944)

(d) Contract assets and contract liabilities

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

	As of
	June 29,	December 29,
	2025	2024
Contract assets	$51,779	$26,066
Contract liabilities current and noncurrent	21,949	10,921

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

(e) Revenue recognition

Revenue is recognized for Residential Solar Installation and New Homes Business when a customer obtains control of promised products and services and the Company has satisfied its performance obligations which is the date by which substantially all of its design and installation is complete for a fully functioning solar power system to interconnect to the local power grid.

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

New Homes Business revenues

The Company’s New Homes Business segment sells through a network of home builders as well as its internal sales team. The Company’s contracts with customers include two primary contract types:

●	Cash agreements – The Company contracts directly with homebuilders who purchase the solar energy system from the Company and are the customers in the transaction. The Company’s customers are invoiced upon the completion of installation.

●	Lease agreements – Prior to SunPower Corporation’s declaration of bankruptcy, certain homeowners had intended to lease a system from the SunPower Corporation but were unable to consummate the transaction (as a result of SunPower’s declaration of bankruptcy). The in-process system inventory (installed on recently constructed homes) was acquired by the Company in connection with the SunPower Acquisition. The Company contracted directly with a leasing partner to facilitate the leasing of the system to the impacted homeowners. The Company considers the leasing partner to be its customer. Under the terms of the Company’s arrangement with the leasing partner, control is not transferred to the customer until the completed system is accepted by the customer. The Company receives consideration from the leasing partner following the acceptance of the system.

The Company’s performance obligation for both of these reportable segments is to design and install a fully functioning solar energy system. For all contract types (with the exception of New Homes Business Lease agreements), the Company recognizes revenue over time. The Company’s over-time revenue recognition begins when the solar power system is fully installed (as it is at this point that control of the asset begins to be transferred to the customer, and the customer retains the significant risks and rewards of ownership of the solar power system). The Company recognizes revenue using the input method based on direct costs to install the system and defers the costs of installation until such time that control of the asset transfers to the customer (installation). For New Homes Business Lease agreements, the Company considers the performance obligation to be satisfied at a point in time upon acceptance of the system by the customer.

Revenue is generally recognized at the transaction price contained within the agreement, net of costs of financing, or other consideration paid to the customers that is not in exchange for a distinct good or service. The Company’s arrangements may contain clauses that can either increase or decrease the transaction price. Variable consideration is estimated at each measurement date at its most likely amount to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur and true-ups are applied prospectively as such estimates change.

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

Disaggregation of revenue

Refer to the table below for the Company’s revenue recognized (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Residential Solar Installation
Revenue recognized over time	$37,396	$4,492	$75,518	$14,532
Revenue recognized at a point in time	—	—	—	—
Total Residential Solar Installation	37,396	4,492	75,518	14,532

New Homes Business
Revenue recognized over time	10,218	—	30,632	—
Revenue recognized at a point in time	19,910	—	44,114	—
Total New Homes Business	30,128	—	74,746	—
Total revenue	$67,524	$4,492	$150,264	$14,532

All revenue was generated in the United States.

Remaining performance obligations

The Company elected the practical expedient not to disclose the remaining performance obligations for contracts that are less than one year in length.

Incremental costs of obtaining customer contracts

Incremental costs of obtaining customer contracts consist of sales commissions, which are costs paid to third-party vendors who source residential customer contracts for the sale of solar energy systems by the Company. The Company defers sales commissions and recognizes expenses in accordance with the timing of the related revenue recognition. Amortization of deferred commissions is recorded as sales commissions in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. As of June 29, 2025, and December 29, 2024, deferred commissions were not material.

(f) Accounting pronouncements not yet adopted

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

In March 2024, the FASB issued ASU 2024-02 “Codification Improvements-Amendments to Remove References to the Concepts Statements”, which removes various references to concepts statements from the FASB Accounting Standards Codification. This ASU is effective for the Company beginning in the first quarter of fiscal year 2026, with early adoption permitted. The Company expects the new guidance will have an immaterial impact on its consolidated financial statements and intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2026.

(g) Correction of an immaterial error

During the preparation of the financial statements for the quarter ended June 29, 2025, the Company identified an immaterial classification error in its previously issued financial statements for the thirteen week period ended March 30, 2025. Specifically, due to a misclassification of certain payroll expenses, the Company understated Cost of revenue and overstated Gross profit by $7.6 million and understated Sales and marketing by $1.6 million and overstated General and administrative expenses by the aggregate of these amounts. The correction had no impact on net income (loss), earnings per share, total assets, total liabilities, or accumulated deficit for any period presented.

(h) Changes in related parties

During the thirteen week period ended June 29, 2025, CRSEF Solis Holdings, LLC and its affiliates (“Carlyle”), a related party, ceased to be a significant shareholder in the Company. Transactions previously reported with Carlyle have been disclosed as related party transactions. Following the change in the current quarter, beginning in the thirteen week period ended June 29, 2025, transactions with Carlyle are no longer disclosed as related party transactions.

During the thirteen week period ended June 29, 2025, the Company concluded that Polar Multi-Strategy Master Fund (“Polar”) ceased to be a related party. Transactions previously reported with Polar have been disclosed as related party transactions. Following the change in the current quarter, beginning in the thirteen week period ended June 29, 2025, transactions with Polar are no longer disclosed as related party transactions.

(3) Business Combination

SunPower acquisition

On September 30, 2024, commencing the Company’s fourth quarter of fiscal 2024, the Company completed the acquisition of certain assets and assumption of certain liabilities of SunPower for an aggregate cash consideration paid of $54.5 million, net of $1.0 million of cash acquired. SunPower Corporation is a solar technology and energy services provider that offers fully integrated solar, storage, and home energy solutions to customers in the United States through an array of hardware, software, and “Smart Energy” solutions. The financial results of the SunPower acquisition have been included in the Company’s unaudited condensed consolidated financial statements since the date of SunPower acquisition. This transaction was accounted for as a business combination in accordance with ASC 805, Business Combinations.

Transaction costs incurred in connection with the close of the SunPower acquisition totaled $7.2 million and were expensed by the Company and included in general and administrative expenses within the fourth quarter of the Company’s fiscal year ended December 29, 2024.

The fair values of assets acquired and liabilities assumed were based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period. Due to the complexities of acquiring assets out of bankruptcy the purchase accounting remains open for certain assets acquired and liabilities assumed. As of June 29, 2025, the Company identified a remeasurement of the fair value of acquired inventory resulting in a downward revision to the inventory with the offsetting adjustment to goodwill. Further adjustments to the Company’s inventory are anticipated within the 36 week period ending September 28, 2025, as the Company finalizes its provisional accounting for the business combination. The primary areas that remain provisional in addition to the measurement of the inventory acquired include the fair value of intangible assets and goodwill. The following table summarizes the provisional fair value of identifiable assets acquired and liabilities assumed (in thousands):

	Provisional fair values	Measurement period adjustment	Provisional fair values as of June 29, 2025
Net assets acquired:
Cash	$1,000	$—	$1,000
Accounts receivable	11,999	—	11,999
Contract assets	4,615	—	4,615
Inventories	27,706	(1,349)	26,357
Prepaid expenses and other current assets	2,219	—	2,219
Property and equipment	5,867	—	5,867
Operating lease right-of-use assets	2,506	—	2,506
Other noncurrent assets	541	—	541
Intangibles	18,100	—	18,100
Deferred revenue	(7,361)	—	(7,361)
Accounts payable	(5,270)	—	(5,270)
Accrued expenses and other current liabilities	(13,955)	—	(13,955)
Operating lease liabilities	(2,963)	—	(2,963)
Other long-term liabilities	(8,980)	—	(8,980)
Fair value of net tangible assets acquired	36,024	(1,349)	34,675
Goodwill recognized	18,476	1,349	19,825
Consideration transferred	$54,500	$—	$54,500

(4) Fair Value Measurements

The following table sets forth the Company’s financial assets and liabilities that are measured at fair value, on a recurring basis (in thousands):

	As of June 29, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets
Restricted cash	$3,841	$—	$—	$3,841
Total	$3,841	$—	$—	$3,841
Financial Liabilities
July 2024 Notes derivative liability	$—	$—	$21,022	$21,022
July 2024 Notes derivative liability – related parties	—	—	13,527	13,527
September 2024 derivative liability	—	—	53,008	53,008
September 2024 derivative liability - related parties	—	—	5,890	5,890
Forward purchase agreement liabilities (1)	—	—	1,882	1,882
Public warrants	—	—	2,544	2,544
Private placement warrants	—	—	1,849	1,849
Working capital warrants	—	—	211	211
SAFE Agreement with related party	—	—	418	418
Total	$—	$—	$100,351	$100,351

	As of December 29, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Restricted cash	$3,841	$—	$—	$3,841
Total	$3,841	$—	$—	$3,841
Financial Liabilities
July 2024 Notes derivative liability	$—	$—	$13,563	$13,563
July 2024 Notes derivative liability – related parties	—	—	21,127	21,127
September 2024 Notes derivative liability	—	—	55,474	55,474
September 2024 Notes derivative liability – related parties	—	—	6,958	6,958
Forward purchase agreement liabilities (1)	—	—	3,494	3,494
Public warrants	—	—	862	862
Private placement warrants	—	—	627	627
Working capital warrants	—	—	72	72
SAFE Agreement with related party	—	—	384	384
Total	$—	$—	$102,561	$102,561

(1)	Includes zero and $1.3 million due to related parties as of June 29, 2025, and December 29, 2024, respectively.

Subsequent to issuance, changes in the fair value of the derivative liabilities, liability classified warrants, forward purchase agreements and SAFEs are recorded within Other (expense) income, net in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.

Derivative liabilities

The Company issued derivative liabilities in conjunction with the issuance of certain convertible notes in July 2024 and September 2024 (refer to Note 9 – Borrowings and Derivative Liabilities). The Company valued the derivative liabilities as of June 29, 2025, and December 29, 2024 using a binomial lattice model, which includes Level 3 unobservable inputs. The key inputs used were dividend yield, the Company’s common stock price, volatility, risk-free rate and the expected term of the derivative liabilities.

The July 2024 Notes derivative liability valuation included the following inputs:

	As of
	June 29, 2025	December 29, 2024
Coupon rate	12.0%	12.0%
Conversion rate	595.24	595.24
Conversion price	$1.68	$1.68
Common stock price	$1.54	$1.81
Dividend yield	0.0%	0.0%

The September 2024 Notes derivative liability valuation included the following inputs:

	As of
	June 29, 2025	December 29, 2024
Coupon rate	7.0%	7.0%
Conversion rate	467.84	467.84
Conversion price	$2.14	$2.14
Common stock price	$1.54	$1.81
Dividend yield	0.0%	0.0%

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

Private placement and working capital warrants

The private placement and working capital warrants are measured at fair value. The Company valued the private placement and working capital warrants, based on a Black-Scholes Option Pricing Method, which included the following inputs:

	As of
	June 29,	December 29,
	2025	2024
Expected term	3.06 years	3.56 years
Expected volatility	160.4%	68.1%
Risk-free rate	3.72%	4.39%
Expected dividend yield	0.00%	0.00%

Forward purchase agreement liabilities

FPAs are measured at fair value on a recurring basis using a Monte Carlo simulation analysis. The expected volatility is determined based on the historical equity volatility of comparable companies over a period that matches the simulation period, which included the following inputs:

	As of
	June 29,	December 29,
	2025	2024
VWAP	$1.72	$1.78
Simulation period	0.05 years	0.55 years
Risk-free rate	4.19%	4.28%
Volatility	50.9%	117%

SAFE agreement with related party

The SAFE Agreement was valued based on a conversion probability of 50% based on historical SAFE agreements and a 50% discount rate at the time of conversion as of June 29, 2025, and December 29, 2024.

Financial liabilities not measured at fair value on a recurring basis:

The following table sets forth the Company’s financial liabilities that were not measured at fair value, on a non-recurring basis (in thousands):

	As of June 29, 2025
		Fair value
	Carrying value	Estimated fair value	Level 1	Level 2	Level 3	Total
Financial Liabilities
July 2024 Notes	$36,504	$35,001	$—	$—	$35,001	$35,001
July 2024 Notes - related parties	7,734	22,567	—	—	22,567	22,567
September 2024 Notes	12,382	76,836	—	—	76,836	76,836
September 2024 Notes - related parties	1,292	8,537	—	—	8,537	8,537
Total	$57,912	$142,941	$—	$—	$142,941	$142,941

	As of December 29, 2024
		Fair value
	Carrying value	Estimated fair value	Level 1	Level 2	Level 3	Total
Financial Liabilities
July 2024 Notes	$17,965	$21,390	$—	$—	$21,390	$21,390
July 2024 Notes - related parties	24,632	33,323	—	—	33,323	33,323
September 2024 Notes	5,636	77,245	—	—	77,245	77,245
September 2024 Notes - related parties	476	8,583	—	—	8,583	8,583
Total	$48,709	$140,541	$—	$—	$140,541	$140,541

As of June 29, 2025, and December 29, 2024, the July 2024 Notes and the September 2024 Notes were fair valued using a binomial lattice model, which includes Level 3, unobservable inputs. The key inputs used are consistent with those used to fair value the derivative liabilities as discussed under Derivative Liabilities above.

(5) Other Intangible Assets

The Company’s other intangible assets were acquired in connection with the SunPower Acquisition on September 30, 2024. The following table represents the Company’s other intangible assets with finite useful lives as of June 29, 2025, and December 29, 2024 (in thousands):

As of June 29, 2025	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademark – Blue Raven Solar	$8,400	$(630)	$7,770
Trademark – SunPower	5,200	(390)	4,810
Developed technology	4,500	(1,125)	3,375
Total	$18,100	$(2,145)	$15,955

As of December 29, 2024	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademark – Blue Raven Solar	$8,400	$(210)	$8,190
Trademark – SunPower	5,200	(130)	5,070
Developed technology	4,500	(375)	4,125
Total	$18,100	$(715)	$17,385

Aggregate amortization expense of intangible assets was $0.7 million $1.4 million for the thirteen and twenty-six week periods ended June 29, 2025, respectively. Amortization expense was zero in each of the thirteen and twenty-six week periods ended June 30, 2024. Amortization expense is recognized within general and administrative expenses in the accompany unaudited condensed consolidated statements of operations and comprehensive loss.

(6) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of
	June 29,	December 29,
	2025	2024
Accrued compensation and benefits	$4,631	$6,619
Professional fees	4,717	8,028
Installation costs	4,056	6,177
Accrued legal settlements	8,053	7,700
Accrued taxes	769	769
Accrued rebates and credits	5,392	7,641
Operating lease liabilities, current	1,389	1,412
Finance lease liabilities, current	2,069	2,053
Accrued warranty, current	4,600	2,531
Deferred financing fees	4,674	4,674
Accrued interest (1)	8,915	4,523
Deposit – related party (2)	5,000	—
Other accrued liabilities	4,489	3,954
Total accrued expenses and other current liabilities	$58,754	$56,081

(1)	Includes related party accrued interest of $2.9 million and $2.2 million as of June 29, 2025 and December 29, 2024, respectively.

(2)	The Company received $5.0 million from the Rodgers Massey Revocable Living Trust (“Rodgers Revocable Trust”) in the period ended June 29, 2025. Refer to Note 17 – Subsequent Events for details.

(7) Other (Expense) Income, Net

Other (expense) income, net consists of the following (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Change in fair value of derivative liabilities(1)	$(11,452)	$—	$3,675	$—
Change in fair value of forward purchase agreement liabilities(2)	1,344	2,756	1,613	(2,822)
Change in fair value of SAFE Agreement with related party	(14)	—	(34)	—
Change in fair value of FACT public, private placement and working capital warrants	(1,952)	246	(3,044)	(243)
Change in fair value of Carlyle Warrants with related party	—	(3,560)	—	2,869
Change in fair value of redeemable convertible preferred stock warrant liability	—	5	—	1,310
Loss on conversion of SAFE Agreements to common stock with related party	—	(1,250)	—	(1,250)
Other, net(3)	30	(266)	322	(414)
Total Other (Expense) Income, net	$(12,044)	$(2,069)	$2,532	$(550)

(1)	Includes a loss of $1.6 million and a gain of $2.1 million due to the change in the fair value of derivative liabilities with related parties in the thirteen and twenty-six week periods ended June 29, 2025, respectively. Refer to Note 9 – Borrowings and Derivative Liabilities for details.

(2)

Includes gain of zero and $0.1 million due to related parties for the thirteen and twenty-six week periods ended June 29, 2025, respectively. Includes gain of $1.0 million and loss of $1.0 million due to related parties for the thirteen and twenty-six week periods ended June 30, 2024, respectively.

(3)	Includes zero and $0.1 million of income due to related parties in the thirteen and twenty-six week periods ended June 29, 2025, respectively.

(8) Capital Stock

The Company has authorized the issuance of 1,000,000,000 shares of common stock and 10,000,000 shares of preferred stock as of June 29, 2025. No preferred stock has been issued and none are outstanding as of June 29, 2025.

Common stock purchase agreement

On July 16, 2024, the Company entered into a common stock purchase agreement with White Lion Capital, LLC (“White Lion”), as amended on July 24, 2024 (“White Lion SPA”), and a related registration rights agreement for an equity line of credit financing facility. Pursuant to the White Lion SPA, the Company has the right, but not the obligation, to require White Lion to purchase, from time to time, up to $30 million in aggregate gross purchase price of newly issued shares of the Company’s common stock, subject to the caps and certain limitations and conditions set forth in the White Lion SPA, including terms that restrict the ability of the Company to issue shares of common stock to White Lion that would result in White Lion beneficially owning more than 9.99% of the Company’s outstanding common stock.

On August 14, 2024, the Company entered into Amendment No. 2 to the White Lion SPA (collectively with the White Lion SPA “White Lion Amended SPA”). The White Lion Amended SPA provides that the Company may notify White Lion to exercise the Company’s right to sell shares of its common stock by delivering an Hour Rapid Purchase Notice. If the Company delivers an Hour Rapid Purchase Notice, the Company shall deliver to White Lion shares of common stock not to exceed the lesser of (i) five percent of the Average Daily Trading Volume on the date of an Hour Rapid Purchase Notice and (ii) 100,000 shares of common stock. The closing of the transactions under an Hour Rapid Purchase Notice will occur one Business Day following the date on which the Hour Rapid Purchase Notice is delivered. At such closing, White Lion will pay the Company the Hour Rapid Purchase Investment Amount equal to the number of shares of common stock subject to the applicable Hour Rapid Purchase Notice multiplied by the lowest traded price of the Company’s common stock during the one-hour period following White Lion’s consent to the acceptance of the applicable Hour Rapid Purchase Notice. Under the White Lion Amended SPA, the Company did not issue any shares of common stock in the periods ended June 29, 2025, and June 30, 2024.

The Company has reserved shares of common stock for issuance related to the following:

	As of
	June 29,	December 29,
	2025	2024
Common stock warrants	25,670,265	31,670,265
Employee stock purchase plan	2,628,996	2,628,996
Stock options and RSUs, issued and outstanding	24,741,831	11,979,368
Stock options and RSUs, authorized for future issuance	17,881,435	2,577,895
SAFE Agreement	2,750,000	2,750,000
Forward purchase agreements	6,720,000	6,720,000
Convertible notes	58,579,636	58,579,636
Total shares reserved	138,972,163	116,906,160

Warrants

The potential number of shares of the Company’s common stock for outstanding warrants were as follows:

	Potential shares of common stock as of		Exercise
	June 29, 2025	December 29, 2024	price per share	Expiration date
Liability classified warrants
Public Warrants	6,266,667	6,266,667	$11.50	July 18, 2028 (1)
Private Placement Warrants	8,625,000	8,625,000	11.50	July 18, 2028 (1)
Working Capital Warrants	716,668	716,668	11.50	July 18, 2028 (1)
Total shares of common stock – liability classified warrants	15,608,335	15,608,335
Equity classified warrants
Series B Warrants (converted to common stock warrants)	5,054	5,054	$4.30	February 2026
Series C Warrants (converted to common stock warrants)	482,969	482,969	1.00	July 2026
Series C-1 Warrants (converted to common stock warrants)	173,067	173,067	0.01	January 2030
SVB Common Stock Warrants	2,473	2,473	0.38	2033
SVB Common Stock Warrants	2,525	2,525	0.62	2033
Promissory Note Common Stock Warrants	24,148	24,148	0.01	October 2031
July 2023 Common Stock Warrants	38,981	38,981	0.01	July 2028
Common Stock Warrants Issued in 2023 (“Merger Warrants”)	6,266,572	6,266,572	11.50	July 18, 2033
Ayna Warrant	—	6,000,000	0.01	June 2029
Cantor Warrant	3,066,141	3,066,141	1.68	June 2029
Total shares of common stock – equity classified warrants	10,061,930	16,061,930
Total potential shares of common stock	25,670,265	31,670,265

(1)	The warrants expire five years after the Closing date of the Mergers, which date was July 18, 2023, or earlier upon redemption or liquidation.

Ayna warrant

On June 17, 2024, a warrant to purchase shares of the Company’s common stock (“Ayna Warrant”) was issued to Ayna.AI LLC (“Ayna”) for the purchase of 6,000,000 shares of the Company’s common stock at an exercise price per share of $0.01, subject to the provisions and upon the terms and conditions set forth in the Ayna Warrant. At issuance, the fair value of the Ayna Warrant was determined to be $9.2 million, based on the intrinsic value of the Ayna Warrant and the $0.01 per share exercise price. The Ayna Warrant was set to expire on June 17, 2029. The issuance of the Ayna Warrant by the Company to Ayna was in satisfaction of the compensation for services provided to the Company by Ayna under the terms of a statement of work (“Ayna SOW”), signed May 21, 2024 (and effective as of March 12, 2024), as incorporated into a master services agreement dated March 12, 2024. Under the Ayna SOW, Ayna provided services in connection with the anticipated return of the Company to cash-flow positive performance.

The Ayna Warrant was accounted for under ASC 718 as it met the conditions for equity classification and therefore, the Ayna Warrant was not subsequently remeasured in future periods. The Company recognized the full amount of the fair value of $9.2 million as an expense between the date of issue and December 29, 2024.

The Ayna Warrant became fully exercisable for the 6,000,000 shares of the Company’s common stock on September 9, 2024. The Ayna Warrant was exercised in full for cash of $0.06 million in January 2025.

Cantor warrant

In July 2024, the Company issued a warrant (“Cantor Warrant”) to a third-party service provider to purchase 3,066,141 shares of the Company’s common stock in exchange for services provided in the issuance of the July 2024 Notes (refer to Note 9 – Borrowings and Derivative Liabilities). The Cantor Warrant was immediately exercisable at a price of $1.68 per share and has an expiration date in July 2029. At issuance, the fair value of the Cantor Warrant was determined to be $1.4 million, of which $0.9 million was recorded as a debt discount and $0.5 million was attributable to the convertible notes issued in the Exchange Agreement (as defined in Note 9 – Borrowings and Derivative Liabilities) and reduced the gain on the troubled debt restructuring recognized in its annual consolidated statement of operations and comprehensive loss for fiscal 2024 as described in Note 9 – Borrowings and Derivative Liabilities. The fair value of this warrant was derived using the Black-Scholes model with the following assumptions: expected volatility of 55%; risk-free interest rate of 4.2%; expected term of 5 years; and no dividend yield. The fair value of this warrant was recorded within additional paid-in capital on the Company’s unaudited condensed consolidated balance sheets and has not been subsequently remeasured in future periods as it met the conditions for equity classification.

Carlyle warrant

In February 2022, as part of a debt financing arrangement with Carlyle , the Company issued Carlyle a warrant to purchase 2,886,952 shares of Legacy Complete Solaria Common Stock at a price per share of $0.01. The warrant contained two tranches, the first of which was immediately exercisable for 1,995,879 shares of common stock. The second tranche expired on December 31, 2022, prior to becoming exercisable. In December 2023, Carlyle was issued a warrant to purchase an additional 2,190,604 shares of the Company’s common stock related to an anti-dilution provision under the then-existing debt arrangement with Carlyle.

In July 2023, and in connection with the closing of the Mergers, the Company entered into the Carlyle Warrant Amendment (as defined in Note 9 – Borrowings and Derivative Liabilities), Based on the exchange ratio included in the Mergers, the 1,995,879 outstanding warrants to purchase Legacy Complete Solaria Common Stock prior to modification were exchanged into warrants to purchase 1,995,879 shares of Complete Solaria Common Stock. The Carlyle Warrant Amendment required the Company to issue to Carlyle a warrant to purchase up to 2,745,879 shares of Complete Solaria Common Stock at a price per share of $0.01, which was inclusive of the outstanding warrant to purchase 1,995,879 shares at the time of modification. The warrant, which expires on July 18, 2030, provided Carlyle with the right to purchase shares of Complete Solaria Common Stock based on (a) the greater of (i) 1,995,879 shares and (ii) the number of shares equal to 2.795% of Complete Solaria’s issued and outstanding shares of common stock, on a fully-diluted basis; plus (b) on and after the date that was ten (10) days after the date of the agreement, an additional 350,000 shares; plus (c) on and after the date that was thirty (30) days after the date of the agreement, if the original investment amount had not been repaid, an additional 150,000 shares; plus (d) on and after the date that was ninety (90) days after the date of the agreement, if the original investment amount had not been repaid, an additional 250,000 shares, in each case, of Complete Solaria Common Stock at a price of $0.01 per share. The modification of the warrant resulted in the reclassification of previously equity-classified warrants to liability classification, which was accounted for in accordance with ASC 815 and ASC 718, Compensation – Stock Compensation.

Changes in the fair value of the Carlyle Warrant were recorded within Other (expense) income, net in the accompanying condensed consolidated statements of operations and comprehensive loss. The change in the fair value of the Carlyle Warrant resulted in expense of $3.6 million and income of $2.9 million in the thirteen and twenty-six week periods ended June 29, 2024, respectively.

As of June 30, 2024, the Carlyle Warrant had a fair value of $6.6 million. On July 1, 2024, in connection with the Exchange Agreement, the Carlyle Warrant was modified, and the modification fixed the number of shares of the Company’s common stock that may be issued upon exercise of the Carlyle Warrant at 4,936,483. At the July 1, 2024, modification date, the Carlyle Warrant had a fair value of $7.3 million, and the Company recognized $0.7 million of expense related to the remeasurement of the liability which was classified within “Gain on Troubled Debt Restructuring” within the Company’s consolidated statement of operations and comprehensive loss in its fiscal 2024 consolidated results. The modification of the Carlyle Warrant also resulted in the reclassification of the Carlyle Warrant from liability to equity classification, resulting in an increase to additional paid-in capital of $7.3 million and a reduction in the warrant liability of $7.3 million.

Carlyle exercised the warrant for shares of the Company’s common stock in the fourth quarter of fiscal 2024.

(9) Borrowings and Derivative Liabilities

The Company’s borrowings and derivative liabilities consisted of the following (in thousands):

	As of
	June 29,	December 29,
	2025	2024
July 2024 Notes	$36,504	$17,965
July 2024 Notes derivative liability	21,022	13,563
July 2024 Notes – related parties	7,734	24,632
July 2024 derivative liability – related parties	13,527	21,127
September 2024 Notes	12,382	5,636
September 2024 Notes derivative liability	53,008	55,474
September 2024 Notes – related party	1,292	476
September 2024 Notes – derivative liability – related party	5,890	6,958
Loan with related party	1,500	1,500
Total Notes payable	152,859	147,331
Less current portion	(1,500)	(1,500)
Notes payable and convertible notes, net of current portion	$151,359	$145,831

As classified in unaudited condensed consolidated balance sheets
Current portion of notes payable with related party	$1,500	$1,500
Notes payable and derivative liabilities	122,916	92,638
Notes payable and derivative liabilities with related parties, net of current portion	28,443	53,193
Total Notes payable	$152,859	$147,331

12% senior unsecured convertible notes

In July 2024, the Company issued $46.0 million of senior unsecured convertible notes (“July 2024 Notes”) to various lenders. Of the July 2024 Notes, $10.0 million were issued to a third party, $18.0 million were issued to a related party affiliated with the Company’s Chief Executive Officer and a director, Rodgers Revocable Trust, and $18.0 million were issued in exchange for the cancellation of indebtedness as discussed below of which $10.0 million were issued to Carlyle which was also deemed to be a related party at the date of the exchange. During the thirteen week period ended June 29, 2025, Carlyle was no longer deemed a related party with the Company. Refer to Note 2 (h) – Summary of Significant Accounting Policies – “Changes in related parties” for details. The July 2024 Notes bear interest at 12% per annum, and the principal is payable in full at maturity on July 1, 2029. The interest is payable in cash on January 1 and July 1 of each year, beginning on July 1, 2025. The interest rate increases by 3% in the event of default. The July 2024 Notes are convertible into shares of the Company’s common stock at the option of the holder at a conversion rate of $1.68 per share. Holders of the July 2024 Notes may convert at any time. The July 2024 Notes may be declared due and payable at the option of the holder upon an event of default and upon a qualifying change of control event. The conversion option was required to be bifurcated as a derivative liability, and the Company recorded an initial derivative liability of $28.7 million on the issuance date with a corresponding debt discount.

In connection with the issuance of the July 2024 Notes, the Company issued the Cantor Warrant, as described in Note 8 – Capital Stock, to purchase shares of the Company’s common stock. At issuance, the Cantor Warrant had a fair value of $1.4 million, of which $0.9 million was recorded as a debt discount, and $0.5 million was included in the calculation of the Company’s gain on the troubled debt restructuring as further described below in the Exchange Agreement. The effective interest rate is 33.4% and 31.7% on the July 2024 Notes’ principal amounts of $28.0 million and $18.0 million, respectively.

There are no financial covenants. The July 2024 Notes are not in default. However, due to the Company’s delayed filing of its Form 10-K for the year ended December 29, 2024, the Company was required to accrue incremental interest of 0.5% beginning April 16, 2025 through April 30, 2025, the date upon which the Form 10-K was filed.

The carrying amount of the convertible July 2024 Notes, inclusive of the fair value of the derivative liabilities was as follows (in thousands):

	As of
	June 29,	December 29,
	2025	2024
July 2024 Notes	$70,033	$70,348
July 2024 Notes derivative liability	34,549	34,690
Less Unamortized debt discount	(25,795)	(27,751)
Total carrying amount of July 2024 Notes	$78,787	$77,287

Contingent interest payable upon default and included in the July 2024 Notes was as follows (in thousands):

	As of
	June 29,	December 29,
	2025	2024
Contingent interest payable	$2,516	$1,255
Contingent interest payable – related parties	—	1,575
Total contingent interest payable	$2,516	$2,830

Interest expense and amortization of debt discount cost were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Interest expense	$1,395	$—	$2,774	$—
Amortization of debt discount	1,009	—	1,956	—
Total	$2,404	$—	$4,730	$—

Related parties’ portion of interest expense and amortization of debt discount included in the above amounts
Interest expense – related parties	$544	$—	$1,381	$—
Amortization of debt discount – related parties	395	—	970	—
Total – related parties	$939	$—	$2,351	$—

7% senior unsecured convertible notes

In September 2024, the Company issued $66.8 million of senior unsecured convertible notes to various lenders (the “September 2024 Notes”), $4.0 million of which were issued to Rodgers Family Freedom and Free Markets Charitable Trust (“Massey Charitable Trust”), a related party and $4.0 million were issued to Rodgers Revocable Trust (collectively with Massey Charitable Trust, “Massey Trusts”), also a related party. The September 2024 Notes bear interest at 7% per annum, and the principal is payable in full at maturity on July 1, 2029. The interest is payable in cash on January 1 and July 1 of each year, beginning on January 1, 2025. The September 2024 Notes are convertible into shares of the Company’s common stock at the option of the holder at a conversion rate of $2.14 per common share. Holders of the September 2024 Notes may convert at any time. The September 2024 Notes may be declared due and payable at the option of the holder upon an event of default and upon a qualifying change of control event. The conversion option was required to be bifurcated as a derivative liability, and the Company recorded a derivative liability of $91.5 million on the issuance date. As the fair value of the derivative liability exceeded the proceeds received, the Company recorded a corresponding financing loss of $24.7 million and debt discount for $66.8 million as of the issuance date as further described below in the Exchange Agreement. In December 2024, the Company issued an additional $13.0 million of September 2024 Notes for cash. The Company recognized a $10.9 million debt discount in connection with these additional proceeds. The Company issued an additional $0.2 million of September 2024 Notes in the thirteen week period ended March 30, 2025. The effective interest rates are 27.6%, 47.3% and 7.0% on the September 2024 Notes’ principal amounts of $66.8 million, $13.0 million and $0.2 million, respectively.

There are no financial covenants. The September 2024 Notes are not in default. However, due to the Company’s delayed filing of its Form 10-K for the year ended December 29, 2024, the Company was required to accrue incremental interest of 0.5% beginning April 16, 2025 through April 30, 2025, the date upon which the Form 10-K was filed.

The carrying amount of the convertible September 2024 Notes, inclusive of the fair value of the derivative liabilities was as follows (in thousands):

	As of
	June 29,	December 29,
	2025	2024
September 2024 Notes	$80,000	$79,800
September 2024 Notes derivative liability	58,898	62,432
Less Unamortized debt discount	(66,326)	(73,688)
Total carrying amount of September 2024 Notes and derivative liabilities	$72,572	$68,544

Interest expense and amortization of debt discount cost were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Interest expense	$1,415	$—	$2,820	$—
Amortization of debt discount	3,701	—	7,362	—
Total	$5,116	$—	$10,182	$—

Related parties’ portion of interest expense and amortization of debt discount included in the above amounts
Interest expense – related parties	$142	$—	$282	$—
Amortization of debt discount – related parties	418	—	831	—
Total – related parties	$560	$—	$1,113	$—

Exchange agreement

On July 1, 2024, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Carlyle, which was deemed to be a related party beginning in fiscal 2024 and ended as of March 30, 2025 as described in Note 2 (h) Summary of Significant Accounting Policies – Changes in related parties, and Kline Hill (as defined below) providing for:

(i)	the cancellation of all indebtedness, inclusive of the CS Solis Debt, owed to Carlyle by the Company, termination of all debt instruments by and between the Company and Carlyle (through the transfer of Carlyle’s interest in CS Solis, LLC, to the Company), and the satisfaction of all obligations owed to Carlyle by the Company under the terminated debt instruments;

(ii)	the issuance of a note for the principal amount of $10.0 million to Carlyle as part of the July 2024 Notes;

(iii)	the cancellation of all indebtedness owed to Kline Hill Partners Fund LP, Kline Hill Partners IV SPV LLC, and Kline Hill Partners Opportunity IV SPV, LLC (collectively “Kline Hill”). by the Company, termination of all debt instruments by and between the Company and Kline Hill, including the 2018 Bridge Notes, the revolving loan and the Secured Credit Facility (defined below), and the satisfaction of all obligations owed to Kline Hill by the Company under the terminated debt instruments;

(iv)	the issuance of a note for the principal amount of $8.0 million to Kline Hill as part of the July 2024 Notes; and

(v)	the issuance of 1,500,000 shares of common stock, par value $0.0001 per share, of the Company (the “Common Stock”) to Kline Hill (the “Shares”).

At the date of the cancellation under the Exchange Agreement, the Company’s indebtedness to CS Solis was $37.2 million and the indebtedness to Kline Hill was comprised of the 2018 Bridge Notes of $11.7 million, Revolving Loan balance assigned to Kline Hill of $3.9 million, and the Secured Credit Facility balance of $13.1 million.

The Company concluded that the transactions entered into in the Exchange Agreement represented a troubled debt restructuring as the Company was experiencing financial difficulty, and the new terms of the July 2024 Notes resulted in a concession to the Company. As the carrying amount of the debt exceeded the future undiscounted cash payments under the new terms on the date of the exchange, the Company recorded a gain on the troubled debt restructuring of $19.8 million in the thirteen week period ended September 29, 2024 and an additional $2.5 million gain in the fourth quarter of fiscal 2024 for an aggregate gain of $22.3 million in fiscal 2024.

Debt in CS Solis

As part of the Reorganization described in Note 1(a) Organization – Description of Business, the Company received cash and recorded debt for an investment by Carlyle. The investment was made pursuant to a subscription agreement, under which Carlyle contributed $25.6 million in exchange for 100 Class B Membership Units of CS Solis and the Company contributed the net assets of Complete Solar, Inc., in exchange for 100 Class A Membership Units. The Class B Membership Units were mandatorily redeemable by the Company on the three-year anniversary of the effective date of the CS Solis amended and restated LLC agreement (February 14, 2025). The Class B Membership Units accrued interest that was payable upon redemption at a rate of 10.5% (which was structured as a dividend payable based on 25% of the investment amount measured quarterly), compounded annually, and subject to increases in the event the Company declared any dividends. In connection with the investment by Carlyle, the Company issued to Carlyle a warrant to purchase 5,978,960 shares of the Company’s common stock at a price of $0.01 per share, of which, the purchase of 4,132,513 shares of the Company’s common stock was immediately exercisable. The Company accounted for the mandatorily redeemable investment from Carlyle in accordance with ASC 480 and recorded the investment as a liability, which was accreted to its redemption value under the effective interest method. The Company recorded the warrants as a discount to the liability.

On July 17 and July 18, 2023, and in connection with obtaining consent for the Mergers, Legacy Complete Solaria, FACT and Carlyle entered into an Amended and Restated Consent to the Business Combination Agreement (“Carlyle Debt Modification Agreement”) and an amended and restated warrant agreement (“Carlyle Warrant Amendment”), which modified the terms of the mandatorily redeemable investment made by Carlyle in Legacy Complete Solaria. Refer to Note 8 – Capital Stock for a description of the Carlyle Warrant Amendment. The Carlyle Debt Modification Agreement accelerated the redemption date of the investment to March 31, 2024, subsequent to the modification. The acceleration of the redemption date of the investment resulted in the total redemption amount to be 1.3 times the principal at December 31, 2023. The redemption amount increased to 1.4 times the original investment as of March 31, 2024. At the date of the Exchange Agreement, the balance owed under this agreement was $37.2 million.

For the thirteen-week period ended June 30, 2024, the Company recorded accretion of the liability as related party interest expense of $1.3 million, and made no payments of interest expense. For the twenty-six week periods ended June 29, 2025 and June 30, 2024, the Company recorded accretion of the liability as related party interest expense of zero and $3.9 million, respectively, and made no payments of interest expense.

2018 bridge notes

The Company’s senior subordinated convertible secured notes originally issued in 2018 (“2018 Notes”) were settled as part of the Exchange Agreement.

Interest expense recognized on the 2018 Notes was zero and $0.4 million in the thirteen week periods ended June 29, 2025 and June 30, 2024, respectively. Interest expense recognized on the 2018 Notes was zero and $0.7 million in the twenty-six week periods ended June 29, 2025, and June 30, 2024, respectively.

Loan with related party

In October 2023, the Company entered into an Assignment Agreement whereby Structural Capital Investments III, LP assigned its revolving loan (“Revolving Loan”) due from the Company to Kline Hill and Rodgers Revocable Trust, a related party, for a total purchase price of $5.0 million. The Revolving Loan had an annual interest rate equal to the greater of 7.75% or Prime plus 4.5%. In connection with the Exchange Agreement in July 2024, $3.5 million of the Revolving Loan, plus accrued interest owed to Kline Hill, was exchanged for a portion of the July 2024 Notes. The principal balance of $1.5 million owing to the Rodgers Revocable Trust (plus accrued interest) remained outstanding as of June 29, 2025, and December 29, 2024. There are no financial covenants.

Interest expense recognized on the Revolving Loan was less than $0.1 million and $0.2 million in the thirteen week periods ended June 29, 2025 and June 30, 2024, respectively. Interest expense recognized on the Revolving Loan was $0.1 million and $0.4 million in the twenty-six week periods ended June 29, 2025, and June 30, 2024, respectively.

Of the total interest expense recognized on the Revolving Loan, related party interest expense recognized was less than $0.1 million in each of the thirteen week periods ended June 29, 2025 and June 30, 2024, and $0.1 million in each of the twenty-six week periods ended June 29, 2025, and June 30, 2024.

Secured credit facility

The Company had a secured credit facility agreement (“Secured Credit Facility”) with Kline Hill to borrow up to 70% of the net amount of its eligible vendor purchase orders. The repayment terms under the Secured Credit Facility were (i) the borrowed amount multiplied by 1.15x if repaid within 75 days and (ii) the borrowed amount multiplied by 1.175x if repaid after 75 days. At the date of the Exchange Agreement, the balance owed under this secured credit agreement was $13.1 million.

Interest expense recognized was zero and $0.4 million in the thirteen week periods ended June 29, 2025, and June 30, 2024, respectively. Interest expense recognized was zero and $1.0 million in the twenty-six week periods ended June 29, 2025 and June 30, 2024, respectively.

(10) SAFE Agreements

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

On April 21, 2024, the Company entered into an amendment (“First SAFE Amendment”) that converted the First SAFE investment of $1.5 million into 4,166,667 shares of the Company’s common stock based on a conversion price of $0.36 per share, defined in the First SAFE Amendment as the product of (i) $0.45, the closing price of the Company’s common stock on April 19, 2024, multiplied by (ii) 80%. Upon conversion, the Company recorded a debit to the First SAFE Agreement of $1.5 million, a credit to Additional paid-in-capital of $1.9 million and recognized expense of $0.4 million within Other (expense) income, net in its unaudited condensed consolidated statement of operations in the thirteen and twenty-six week periods ended June 30, 2024.

Second SAFE

On February 15, 2024, the Company entered into a second SAFE (the “Second SAFE”) with the Purchaser, in connection with the Purchaser investing $3.5 million in the Company. The Second SAFE did not accrue interest. The Second SAFE was initially convertible into shares of the Company’s common stock upon the initial closing of an Equity Financing transaction at a per share conversion price which was equal to the lower of (i) the Second SAFE Price, and (ii) 80% of the price per share of the Company’s common stock sold in an Equity Financing transaction. If the Company consummated a change of control prior to the termination of the Second SAFE, the Purchaser would have been automatically entitled to receive an amount equal to the greater of (i) $3.5 million and (ii) the amount payable on the number of shares of the Company’s common stock equal to $3.5 million divided by the Liquidity Price, subject to certain adjustments as set forth in the Second SAFE. The Second SAFE was convertible into a maximum of 3,707,627 shares of the Company’s common stock, assuming a per share conversion price of $0.94, which is the product of (i) $1.18, the closing per share price of its common stock on February 15, 2024, multiplied by (ii) 80%.

On April 21, 2024, the Company entered into an amendment (“Second SAFE Amendment”) that converted the Second SAFE investment of $3.5 million into 9,722,222 shares of the Company’s common stock based on a conversion price of $0.36 per share, defined in the Second SAFE Amendment as the product of (i) $0.45, the closing price of the Company’s common stock on April 19, 2024, multiplied by (ii) 80%. Upon conversion, the Company recorded a debit to the Second SAFE Agreement of $3.5 million, a credit to Additional paid-in-capital of $4.4 million and recognized expense of $0.9 million within Other (expense) income, net in its unaudited condensed consolidated statement of operations for the thirteen and twenty-six week periods ended June 30, 2024.

Third SAFE

On May 13, 2024, the Company entered into a third SAFE (the “Third SAFE”) with the Purchaser, in connection with the Purchaser investing $1.0 million in the Company. The Third SAFE is convertible into shares of the Company’s common stock upon the initial closing of a bona fide transaction or series of transactions with the principal purpose of raising capital, pursuant to which the Company issues and sells shares of its common stock in an Equity Financing transaction, at a per share conversion price which is equal to 50% of the price per share of the Company’s common stock sold in an Equity Financing. If the Company consummates a change of control prior to the termination of the Third SAFE, the Purchaser will be automatically entitled to receive a portion of the proceeds of such liquidity event equal to $1.0 million, subject to certain adjustments as set forth in the Third SAFE. The Third SAFE is convertible into a maximum of 2,750,000 shares of the Company’s common stock, assuming a per share conversion price of $0.275, which is the product of (i) $0.55, the closing price of the Company’s common stock on May 13, 2024, multiplied by (ii) 50%. Given that the Third SAFE may be settled in cash or a variable number of shares, the Company has accounted for the instrument as a liability at its fair value.

The estimated fair value of the Third SAFE was $0.4 million and $0.4 million as of June 29, 2025 and December 29, 2024, based upon the assumptions disclosed in Note 4 – Fair Value Measurements.

The change in the fair value of the Third SAFE is recorded within Other (expense) income, net in the accompanying condensed consolidated statements of operations and comprehensive loss. The change in the fair value of the Third SAFE was expense of less than $0.1 million and zero in the thirteen week periods ended June 29, 2025 and June 30, 2024, respectively. The change in the fair value of the Third SAFE was expense of less than $0.1 million and zero in the twenty-six week periods ended June 29, 2025 and June 30, 2024, respectively.

(11) Stock-Based Compensation

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

Under the Plans, the Company has granted service-based stock options and restricted stock units (“RSUs”). Compensation expense for stock options under the Company’s cliff vesting schedule is generally recognized equally over the vesting period of five years. RSUs granted during the fiscal year ended December 29, 2024 are also recognized equally over the vesting period of five years.

The information below summarizes the stock option activity under the Plans.

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding—December 29, 2024	9,997,233	$2.77	5.29	$6,356
Options granted	—
Options exercised	(533,575)	0.71		196
Options canceled	(2,333,550)	3.41
Outstanding—June 29, 2025	7,130,108	2.51	4.74	4,207
Vested and expected to vest— June 29, 2025	7,130,108	2.51	4.74	4,207
Vested and exercisable— June 29, 2025	3,466,423	5.08	3.45	1,911

The information below summarizes the RSU activity.

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at December 29, 2024	1,982,135	$1.78
Granted	19,250,239	1.76
Vested and released	(2,007,502)	1.74
Cancelled or forfeited	(1,613,149)	1.78
Unvested at June 29, 2025	17,611,723	1.76

Stock-based compensation expense

The following table summarizes stock-based compensation expense and its allocation within the accompanying unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Cost of revenues	$626	$29	$672	$56
Sales and marketing	972	214	1,098	430
General and administrative	2,119	986	2,261	2,084
Total stock-based compensation expense	$3,717	$1,229	$4,031	$2,570

As of June 29, 2025, unrecognized stock-based compensation costs related to service-based options and RSUs was $1.7 million and $3.6 million respectively, and such compensation cost is expected to be recognized over a weighted-average period of 3.0 years and 4.8 years, respectively.

(12) Commitments and Contingencies

Warranty provision

Activity by period relating to the Company’s warranty provision was as follows (in thousands):

	Twenty-Six Weeks Ended
	June 29, 2025	June 30, 2024
Warranty provision, beginning of period	$5,968	$4,849
Accruals for new warranties issued	2,108	361
Settlements	(39)	(370)
Warranty provision, end of period	$8,037	$4,840
Warranty provision, current	4,600	1,424
Warranty provision, noncurrent	3,437	3,416

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

Settlement of dispute with SunPower Bankruptcy Estate

Following the consummation of the acquisition of certain assets and assumption of certain liabilities of SunPower on September 30, 2024, certain matters pertaining to the acquisition were under dispute which included 1) amounts owed to and from the buyer and seller with respect to amounts in escrow related to the consideration transferred, 2) the right to the cash acquired in the acquisition, and 3) the right for the Company to sell and collect for certain solar systems that were acquired as a part of the acquisition that were sold or are to be sold to homebuilders within the New Homes Business. On June 25, 2025, all matters under dispute were resolved by the Company and the Sunpower Bankruptcy Estate. Matters 1) and 2) were resolved such that no amounts will be paid (or received) by the Company.  Matter 3) was resolved such that the Company has the right to sell the related inventory acquired and collect the underlying sales price for the sale of the solar system.  In connection with each system sold, the Company is required to remit a portion of the sales price to the Bankruptcy Estate.  The impact of the related settlement is not anticipated to be material.

Legal matters

The Company is a party to various legal proceedings and claims which arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the reasonably possible loss. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred. Although claims are inherently unpredictable, the Company is not aware of any matters that may have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows. The Company has a loss contingency for legal settlements of $8.1 million and $7.7 million recorded within accrued expenses and other current liabilities in its unaudited condensed consolidated balance sheets at each of June 29, 2025 and December 29, 2024.

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

Siemens litigation

On July 22, 2021, Siemens Government Technologies, Inc. (“Siemens Government Technologies”) filed a lawsuit against Solaria Corporation in Fairfax Circuit Court (the “Court”) in Fairfax, Virginia. On July 27, 2023, Siemens Government Technologies moved to amend the complaint to add Siemens Industry Inc. as a co-plaintiff. This motion was granted on August 25, 2023. On October 23, 2023, Siemens Government Technologies and Siemens Industry Inc. (collectively, “Siemens”) and Solaria Corporation stipulated to add Solar CA, LLC as a co-defendant. Solaria Corporation and Solar CA, LLC (collectively, the “Subsidiaries”) are both wholly-owned subsidiaries of Complete Solaria, Inc. In the lawsuit, Siemens alleged that the Subsidiaries breached express and implied warranties under a purchase order that Siemens placed with the Subsidiaries for a solar module system. Siemens claimed damages of approximately $6.9 million, inclusive of amounts of the Subsidiaries’ indemnity obligations to Siemens, plus attorneys’ fees.

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

In addition to the above, on August 19, 2024, Siemens applied for the enforcement to a sister state judgment in the Superior Court of Alameda, California and the court entered a judgement in favor of Siemens. On December 9, 2024, Siemens moved to amend the judgment to add Complete Solaria, Inc. as a judgement debtor. The subsidiaries opposed the Siemens motion. On June 30, 2025, the California court found that Complete Solaria, Inc. should be added as a Judgment Debtor party in California. The Company plans to appeal the California court’s decision. IN addition, the parties argued the appeal the of the underlying Virginia litigation on July 24, 2025. There is no projected date for the appellate court’s decision at this time.

The Company recognized $6.9 million as a legal loss related to this litigation in 2023 which amount is included in the $7.7 million legal settlements disclosed above.

The Company recorded an additional expense of $2.0 million within discontinued operations in its unaudited condensed consolidated statement of operations and comprehensive (loss) in the thirteen and twenty-six week periods ended June 29, 2024, for attorneys’ fees, expenses, and pre-judgment interest, and this liability was recorded within accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets as of June 29, 2025, and December 29, 2024.

Letters of credit

The Company had $3.5 million of outstanding letters of credit related to normal business transactions as of June 29, 2025 and December 29, 2024. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder. As discussed in Note 2 – Summary of Significant Accounting Policies, the cash collateral in these restricted cash accounts was $3.8 million at each of June 29, 2025 and December 29, 2024.

(13) Income Taxes

As a result of the Company’s history of net operating losses, the Company has provided for a full valuation allowance against its deferred tax assets. For the thirteen week periods ended June 29, 2025, and June 30, 2024, the Company recognized income tax expense of zero and ten thousand dollars, respectively. For the twenty-six week periods ended June 29, 2025, and June 30, 2024, the Company recognized income tax expense of zero and eleven thousand dollars, respectively.

(14) Basic and Diluted Net Loss Per Share

The Company uses the two-class method to calculate net loss per share. No dividends were declared or paid in the thirteen and twenty-six week periods ended June 29, 2025 and June 30, 2024.

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the thirteen and twenty-six week periods ended June 29, 2025 and June 30, 2024 (in thousands, except share and per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Numerator for basic loss per share:
Net loss from continuing operations	$(22,422)	$(13,887)	$(14,295)	$(23,475)
Net loss from discontinued operations	—	(2,007)	—	(2,007)
Net loss	(22,422)	(15,894)	(14,295)	(25,482)
Adjustments to numerator for diluted loss per share
Forward Purchase Agreements, net of tax	—	—	(1,274)	—
Total adjustments to numerator for diluted income (loss) per share	—	—	(1,274)	—
Numerator for diluted loss per share:
Net loss from continuing operations	(22,422)	(13,887)	(15,569)	(23,475)
Net loss from discontinued operations	—	(2,007)	—	(2,007)
Net loss	$(22,422)	$(15,894)	$(15,569)	$(25,482)
Denominator:
Weighted average shares:
Denominator for basic loss per share	80,827,976	61,111,005	80,471,380	54,941,543
Effect of dilutive securities:
Forward Purchase Agreements	—	—	6,720,000	—
Denominator for diluted loss per share	80,827,976	61,111,005	87,191,380	54,941,543
Net loss per share:
Basic:
Net loss from continuing operations	$(0.28)	$(0.23)	$(0.18)	$(0.43)
Net loss from discontinued operations	—	(0.03)	—	(0.03)
Net loss	$(0.28)	$(0.26)	$(0.18)	$(0.46)

Diluted:
Net loss from continuing operations	$(0.28)	$(0.23)	$(0.18)	$(0.43)
Net loss from discontinued operations	—	(0.03)	—	(0.03)
Net loss	$(0.28)	$(0.26)	$(0.18)	$(0.46)

The computation of basic net loss per share attributable to common stockholders is inclusive of warrants with an insignificant exercise price. The Company’s calculation of  the weighted average shares outstanding is inclusive of 236,196 warrants with an insignificant exercise price (which assumes that the warrants were outstanding as of the beginning of the period or the date of the grant, whichever is earlier) for each of the thirteen and twenty-six week periods ended June 29, 2025, respectively. The computation of diluted net loss per share attributable to common stockholders is inclusive of the impact of the Company’s FPAs (which were dilutive) using the if-converted method for the thirteen and twenty-six week periods ended June 29, 2025. The computation of diluted net loss per share attributable to common stockholders is also inclusive of the impact of the Company’s dilutive stock options, RSUs, and warrants as calculated using the treasury stock method for the thirteen and twenty-six week periods ended June 29, 2025.

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been anti-dilutive:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Common stock warrants	25,670,265	23,024,556	25,670,265	23,024,556
Stock options and RSUs issued and outstanding	24,741,831	14,440,661	24,741,831	14,440,661
July 2024 Notes and derivative liability	27,364,717	—	27,364,717	—
September 2024 Notes derivative liability	37,333,318	—	37,333,318	—
Third SAFE Agreement	2,750,000	—	2,750,000	—
Forward Purchase Agreements	6,720,000	—	—	—
Total potential common shares excluded from diluted net loss per share	124,580,131	37,465,217	117,860,131	37,465,217

(15) Segment Information

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

	Thirteen Weeks Ended
	June 29, 2025			June 30, 2024
(in thousands)	Residential Solar Installation	New Homes Business	Total	Residential Solar Installation	New Homes Business	Total
Operating revenues	$37,396	$30,128	$67,524	$4,492	$—	$4,492

Less:
Cost of revenues	24,243	14,520	38,763	5,384	—	5,384
Sales commissions	8,736	319	9,055	1,305	—	1,305
Sales and marketing	6,539	294	6,833	1,051	—	1,051
General and administrative(1)	10,628	4,963	15,591	6,246	—	6,246
Operating (loss) income from continuing operations	(12,750)	10,032	(2,718)	(9,494)	—	(9,494)
Reconciliation of segment (loss) income from continuing operations before income taxes:
Unallocated amounts:
Interest expense	—	—	(7,660)	—	—	(2,324)
Interest income	—	—	—	—	—	10
Other (expense) income, net	—	—	(12,044)	—	—	(2,069)
(Loss) income from continuing operations before income taxes	$(12,750)	$10,032	$(22,422)	$(9,494)	$—	$(13,877)

(1)	For the thirteen weeks ended June 29, 2025, depreciation and amortization expense was $1.2 million and $0.2 million for the Residential Solar Installation and New Homes Business reportable segments, respectively. For the thirteen weeks ended June 30, 2024, depreciation and amortization expense was $0.3 million for the Residential Solar Installation reportable segment.

	Twenty-Six Weeks Ended
	June 29, 2025			June 30, 2024
(in thousands)	Residential Solar Installation	New Homes Business	Total	Residential Solar Installation	New Homes Business	Total
Operating revenues	$75,518	$74,746	$150,264	$14,532	$—	$14,532

Less:
Cost of revenues	46,404	42,601	89,005	13,141	—	13,141
Sales commissions	15,403	1,336	16,739	4,421	—	4,421
Sales and marketing	14,810	487	15,297	2,669	—	2,669
General and administrative(1)	20,542	10,357	30,899	11,339	—	11,339
Operating (loss) income from continuing operations	(21,641)	19,965	(1,676)	(17,038)	—	(17,038)
Reconciliation of segment (loss) income from continuing operations before income taxes:
Unallocated amounts:
Interest expense	—	—	(15,154)	(5,892)	—	(5,892)
Interest income	—	—	3	16	—	16
Other (expense) income, net	—	—	2,532	(550)	—	(550)
(Loss) income from continuing operations before income taxes	$(21,641)	$19,965	$(14,295)	$(23,464)	$—	$(23,464)

(1)	For the twenty-six weeks ended June 29, 2025, depreciation and amortization expense was $2.6 million and $0.4 million for the Residential Solar Installation and New Homes Business reportable segments, respectively. For the twenty-six weeks ended June 30, 2024, depreciation and amortization expense was $0.7 million for the Residential Solar Installation reportable segment.

Assets by segment are as follows (in thousands):

	As of
	June 29,	December 29,
	2025	2024
Residential Solar Installation	$65,112	$66,145
New Homes Business	98,028	78,321
Total assets	$163,140	$144,466

(16) Related Party Transactions

Refer to the following notes to the Company’s unaudited condensed consolidated financial statements for details regarding the related party transactions entered into by the Company; Note 1(a) – Description of Business; Note 2(h) – Summary of Significant Accounting Policies – Changes in related parties; Note 4 – Fair Value Measurements; Note 6 – Accrued Expenses and Other Current Liabilities; Note 7 – Other (Expense) Income, Net; Note 8 – Capital Stock; Note 9 – Borrowings and Derivative Liabilities, Note 10 – SAFE Agreements; and Note 17 – Subsequent Events. All other related party transactions are described herein.

The Company determined that SameDay Solar became a related party in the fourth quarter of fiscal 2024 with which the Company does business. Revenue and commission expense with SameDay Solar were $0.1 million and $0.1 million for the thirteen and twenty-six week periods ended June 29, 2025, respectively.

(17) Subsequent Events

One Big Beautiful Bill Act

The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. The OBBBA contains significant changes to corporate taxation, including accelerated deductions for capital expenditures, expensing of research and development costs incurred in the US, and increased deductibility of interest expense The Company is currently evaluating the impact of OBBBA.

Issuance of 12% convertible senior unsecured convertible note to related party

On July 10, 2025, the Company issued a convertible promissory note (the “July 2025 Note”) to the Rodgers Revocable Trust in exchange for $5.0 million proceeds received by the Company in the period ended June 29, 2025. Upon issuance, these July 2025 Note had a fair value of $5.9 million.

The July 2025 Note bears a 12% interest rate. The July 2025 Note is a general unsecured obligation of the Company and will mature on July 1, 2029, unless earlier converted, redeemed or repurchased. Interest on the July 2025 Note will accrue at a rate of 12.00% per year from July 1, 2024 and will be payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2026. The July 2025 Note is convertible at the option of the holder at any time prior to the payment of the payment of the principal amount of the July 2025 Note in full. Upon conversion of the July 2025 Note, the Company will satisfy its conversion obligation by delivering shares of common stock and paying cash in respect of any fractional shares. The conversion rate of the July 2025 Note is initially equal to 558.6592 shares of common stock per $1,000 principal amount due under the July 2025 Note. The conversion rate is subject to adjustment from time to time pursuant to the terms of the July 2025 Note.

Amendments to FPAs

On July 15, 2025, the Company and Meteora Special Opportunity Fund I, LP (“MSOF”), Meteora Capital Partners, LP (“MCP”) and Meteora Select Trading Opportunities Master, LP (“MSTO”) (with MSOF, MCP, and MSTO collectively as “Meteora”) entered into an amendment to the FPA between Meteora and the Company, on July 16, 2025, the Company and Sandia Investment Management LP (“Sandia”) entered into an amendment to the FPA between Sandia and the Company, and on August 1, 2025, the Company and Polar entered in an amendment to the FPA between the Company and Polar (collectively, the “FPA Amendments”).

The FPA Amendments extend the valuation date applicable to the Forward Purchase Agreements (the “Valuation Date”) to the earliest to occur of (a) July 17, 2026, (b) the date specified by Meteora or Sandia, as applicable, in a written notice to be delivered to the Company at their discretion and (c) 90 days after delivery by the Company of a written notice in the event that for any 20 trading days during a 30 consecutive trading day-period that occurs at least six months after the closing date of the transactions under the Amended and Restated Business Combination Agreement entered into on May 26, 2023, the applicable volume-weighted average price (“VWAP Price”) is less than the then applicable reset price, provided that a registration statement was effective and available for the entire measurement period and remains continuously effective and available during the entire 90 day notice period.

The FPA Amendments further amend the definition of “Settlement Amount Adjustment” to provide that if the expected Settlement Amount (as defined in the FPA Amendments) determined by the VWAP Price over the 15 scheduled trading days ending on but excluding the valuation date exceeds the Settlement Amount Adjustment, then the Settlement Amount Adjustment shall be deemed to be zero, and that if the Settlement Amount Adjustment exceeds the Settlement Amount, then the Settlement Amount Adjustment shall be paid, at the Company’s option, in cash or shares of the Company’s common stock.

The FPA Amendments also amend the definition of “Cash Settlement Payment Date” to provide that if the Settlement Amount Adjustment exceeds the Settlement Amount, the Company shall remit to the applicable seller the difference between (i) the Settlement Amount Adjustment and (ii) the Settlement Amount. The FPA Amendments further provide that the Settlement Amount will be used solely as a calculation mechanism to determine any liability the Company may owe to the applicable seller via the Settlement Amount Adjustment, and notwithstanding anything to the contrary, the applicable seller shall not be required to remit the Settlement Amount to the Company or return any portion of the Prepayment Amount.

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

As further discussed below and above (Note 15 – Segment Information), we have two reportable segments: Residential Solar Installation and New Homes Business.

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

The Mergers between Complete Solaria and FACT has been accounted for as a reverse recapitalization. Under this method of accounting, FACT was treated as the acquired company for financial statement reporting purposes. This determination was primarily based on the Company having a majority of the voting power of the post-combination company, the Company’s senior management comprising substantially all of the senior management of the post-combination company, and the Company’s operations comprising the ongoing operations of the post-combination company. Accordingly, for accounting purposes, the Mergers have been treated as the equivalent of a capital transaction in which Complete Solaria is issuing stock for the net assets of FACT. The net assets of FACT have been stated at historical cost, with no goodwill or other intangible assets recorded.

Disposal transaction

In October 2023, we completed the divestiture of our solar panel business to Maxeon (“Divestiture”), pursuant to the terms of a disposal agreement (“Disposal Agreement”). Under the terms of the Disposal Agreement, Maxeon agreed to acquire certain assets and employees of Complete Solaria, for an aggregate purchase price of approximately $11.0 million consisting of 1,100,000 shares of Maxeon ordinary shares. We determined that the criteria were met for discontinued operations classification as the divestiture represented a strategic shift in our business. In connection with the Divestiture, we recognized a loss from discontinued operations of $2.0 million and $173.4 million in the fiscal years ended December 29, 2024 and December 31, 2023, respectively. We also sold all the Maxeon shares in the year ended December 31, 2023, and recorded a $4.2 million loss on the sale of these shares in our consolidated statements of operations and comprehensive loss.

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

Key financial definitions/components of results of operations

Revenues

Revenue is recognized for Residential Solar Installation and New Homes Business when a customer obtains control of promised products and services and we have satisfied our performance obligations which is the date by which substantially all of our design and installation is complete for a fully functioning solar power system to interconnect to the local power grid.

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

New Homes Business revenues

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

Other (expense) income, net

Other (expense) income, net consists of changes in the fair value of our derivative liabilities in connection with our convertible notes and changes in the fair value of common stock warrant liabilities, forward purchase agreements, and SAFE Agreements.

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

We cannot predict the full effects the supply chain constraints will have on our business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties. Given the dynamic nature of these circumstances on our ongoing business, results of operations and overall financial performance, the full impact of macroeconomic factors, including the conflicts in Ukraine and Israel, cannot be reasonably estimated at this time. In the event we are unable to mitigate the impact of delays or price volatility in solar energy systems, raw materials, and freight, it could materially adversely affect our business, prospects, financial condition and results of operations. For additional information on risk factors that could impact our results, please refer to “Risk Factors” located included elsewhere in this Quarterly Report on Form 10-Q.

Critical accounting policies and estimates

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 for accounting policies and related estimates we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. These critical accounting estimates include revenue recognition, accounting and accounting for business combinations. There have been no changes to our critical accounting estimates or their application since the date of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.

Results of operations

We have derived the following data from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The results of historical periods are not necessarily indicative of the results of operations for any future period.

Thirteen-weeks ended June 29, 2025 compared to the thirteen-weeks ended June 30, 2024

The following table sets forth our unaudited statements of operations from continuing operations for the thirteen weeks ended June 29, 2025, and the thirteen weeks ended June 30, 2024.

	Thirteen Weeks Ended
(in thousands)	June 29, 2025	June 30, 2024	$ Change	% Change
Revenues	$67,524	$4,492	$63,032	1,403%
Cost of revenues(1)	38,763	5,384	33,379	620
Gross profit (loss)	28,761	(892)	29,653	*
Gross margin %	43%	(20)%
Operating expenses:
Sales commissions	9,055	1,305	7,750	594
Sales and marketing(1)	6,833	1,051	5,782	550
General and administrative(1)	15,591	6,246	9,345	150
Total operating expenses	31,479	8,602	22,877	266
Loss from continuing operations	(2,718)	(9,494)	6,776	(71)
Interest expense(2)	(7,660)	(2,324)	(5,336)	230
Interest income	—	10	(10)	(100)
Other (expense) income, net(3)	(12,044)	(2,069)	(9,975)	482
Loss from continuing operations before income taxes	(22,422)	(13,877)	(8,545)	62
Income tax provision	—	(10)	10	(100)
Net loss from continuing operations	$(22,422)	$(13,887)	$(8,535)	61

*	Percentage change is not meaningful.

(1)	Includes stock-based compensation expense as follows (in thousands):

	Thirteen Weeks Ended
	June 29, 2025	June 30, 2024
Cost of revenues	$626	$29
Sales and marketing	972	214
General and administrative	2,119	986
Total stock-based compensation expense	$3,717	$1,229

(2)	Includes interest expense and amortization of debt issuance costs to related party of $1.6 million and $1.4 million in the thirteen-weeks ended June 29, 2025 and June 30, 2024, respectively.

(3)

Includes expense of $1.6 million on the change in the fair value of derivative liabilities with related parties in the thirteen weeks ended June 29, 2025. Refer to Note 9 – Borrowings and Derivative Liabilities for details.

Other (expense) income, net includes related party transactions of $1.0 million of income due to the change in the fair value of a forward purchase agreement, $1.3 million loss on the conversion of SAFE Agreements and $3.6 million loss due to the change in the fair value of Carlyle warrants in the thirteen week period ended June 30, 2024.

Revenues

We disaggregate our revenues based on the following types of services (in thousands):

	Thirteen Weeks Ended
	June 29, 2025	June 30, 2024	$ Change	% Change
Residential Solar Installation	$37,396	$4,492	$32,904	733%
New Homes Business	30,128	—	30,128	*
Total revenue	$67,524	$4,492	$63,032	1,403

*	Percentage change is not meaningful.

The revenue increase is primarily attributed to the acquisition of SunPower assets in the fourth quarter of fiscal 2024. As a result, installations increased compared to the same period in the prior year by approximately 977 and 1,502 for Residential Solar Installation and New Homes Business reportable segments, respectively.

Cost of revenues

	Thirteen Weeks Ended
	June 29,	June 30,	$	%
	2025	2024	Change	Change
Residential Solar Installation	$24,243	$5,384	$18,859	350%
New Homes Business	14,520	—	14,520	*
Total cost of revenues	$38,763	$5,384	$33,379	620

Gross margin	43%	(20)%

*	Percentage change is not meaningful.

Cost of revenues increased attributed to the acquisition of the SunPower assets as installations increased the over the same period in the prior year period by approximately 977 and 1,502 for Residential Solar Installation and New Homes Business reportable segments, respectively.

Gross margin

Gross margin for the thirteen weeks ended June 29, 2025 was 43% compared to a negative gross margin of 20% for the thirteen weeks ended June 30, 2024.

Sales commissions

	Thirteen Weeks Ended
	June 29,	June 30,	$	%
	2025	2024	Change	Change
Residential Solar Installation	$8,736	$1,305	$7,431	569%
New Homes Business	319	—	319	*
Total sales commissions	$9,055	$1,305	$7,750	594

*	Percentage change is not meaningful.

Sales commissions for the Residential Solar Installation and New Homes Business reportable segments increased due to the increase in revenue arising from the acquisition of the SunPower assets in the fourth quarter of fiscal 2024.

Sales and marketing

	Thirteen Weeks Ended
	June 29,	June 30,	$	%
	2025	2024	Change	Change
Residential Solar Installation	$6,539	$1,051	$5,488	522%
New Homes Business	294	—	294	*
Total sales and marketing	$6,833	$1,051	$5,782	550

*	Percentage change is not meaningful.

Sales and marketing expenses in the Residential Solar Installation reportable segment increased due to the acquisition of SunPower assets in the fourth quarter of fiscal 2024.

General and administrative

	Thirteen Weeks Ended
	June 29,	June 30,	$	%
	2025	2024	Change	Change
Residential Solar Installation	$10,628	$6,246	$4,382	70%
New Homes Business	4,963	—	4,963	*
Total general and administrative	$15,591	$6,246	$9,345	150

*	Percentage change is not meaningful.

General and administrative expenses for the Residential Solar Installation and New Homes Business reportable segments increased due to the acquisition of the SunPower assets in the fourth quarter of fiscal 2024.

Interest expense

Interest expense inclusive of amortization of debt issuance costs was $7.7 million in the thirteen-weeks ended June 29, 2025. Interest expense and amortization of debt issuance costs primarily consisted of $2.4 million attributable to the July 2024 Notes and $5.1 million attributable to the September 2024 Notes, with the remainder attributable to interest expense on our $1.5 million principal obligation owed to T. J Rodgers and finance lease interest expense. The July 2024 Notes and September 2024 Notes were issued in fiscal 2024 and replaced our then existing debt.

Interest expense was $2.3 million in the thirteen weeks ended June 30, 2024, and consisted of $1.3 million of interest expense relating to our obligation to Carlyle, $0.4 million relating to our secured credit line, $0.4 million related to our 2018 Bridge Loan and $0.2 million attributable to the $5.0 million revolver balance. Except for $1.5 million of the revolver balance, these obligations were fully settled in the Exchange Agreement that we entered into in July 2024.

Other (expense) income, net

Other (expense) income net, for the thirteen weeks ended June 29, 2025, was $12.0 million. The main drivers consist of $11.5 million expense due to the remeasurement of the fair value of derivative liabilities associated with our July 2024 Notes and September 2024 Notes and $2.0 million of expense associated with the change in the fair value of our public, private placement and working capital warrants which are accounted for as liabilities. These expenses were partially offset by $1.3 million of income arising from the change in the fair value of our forward purchase agreements and other income.

Other (expense) income, net in the thirteen-weeks ended June 30, 2024 was expense of $2.1 million and was comprised of $3.3 million of expense arising from changes in the fair value of warrants issued for our common stock, $1.3 million loss incurred on the conversion of two SAFE Agreements to shares of our common stock and $0.3 million of other costs, partially offset by $2.8 million of income relating to changes in the fair value of our forward purchase agreements.

Net loss from continuing operations

As a result of the factors discussed above, our net loss from continuing operations for the thirteen-weeks ended June 29, 2025 was $22.4 million, a $8.5 million increase in our net loss as compared to a net loss from continuing operations of $13.9 million for the thirteen weeks ended June 30, 2024.

Twenty-six weeks ended June 29, 2025 compared to the twenty-six weeks ended June 30, 2024

The following table sets forth our unaudited statements of operations from continuing operations for the twenty-six weeks ended June 29, 2025, and the twenty-six weeks ended June 30, 2024.

	Twenty-Six Weeks Ended
(in thousands)	June 29, 2025	June 30, 2024	$ Change	% Change
Revenues	$150,264	$14,532	$135,732	934%
Cost of revenues(1)	89,005	13,141	75,864	577
Gross profit (loss)	61,259	1,391	59,868	4,304
Gross margin %	41%	10%
Operating expenses:
Sales commissions	16,739	4,421	12,318	279
Sales and marketing(1)	15,297	2,669	12,628	473
General and administrative(1)	30,899	11,339	19,560	173
Total operating expenses	62,935	18,429	44,506	241
Loss from continuing operations	(1,676)	(17,038)	15,362	(90)
Interest expense(2)	(15,154)	(5,892)	(9,262)	157
Interest income	3	16	(13)	(81)
Other (expense) income, net(3)	2,532	(550)	3,082	*
Loss from continuing operations before income taxes	(14,295)	(23,464)	9,169	(39)
Income tax provision	—	(11)	11	(100)
Net loss from continuing operations	$(14,295)	$(23,475)	$9,180	(39)

*	Percentage change is not meaningful.

(1)	Includes stock-based compensation expense as follows (in thousands):

	Twenty-Six Weeks Ended
	June 29, 2025	June 30, 2024
Cost of revenues	$672	$56
Sales and marketing	1,098	430
General and administrative	2,261	2,084
Total stock-based compensation expense	$4,031	$2,570

(2)	Includes interest expense and amortization of debt issuance costs to related parties of $3.6 million and $4.0 million in the twenty-six week periods ended June 29, 2025 and June 30, 2024, respectively.

(3)

Includes a gain of $2.1 million on the change in the fair value of derivative liabilities with related parties in the twenty-six weeks ended June 29, 2025. Refer to Note 9 – Borrowings and Derivative Liabilities for details.

Also includes $0.1 million of other income, net due to a change in the fair value of a forward purchase agreement with a related party in the twenty-six week period ended June 29, 2025.

Includes related party transactions of $1.0 million loss due to a change in the fair value of forward purchase agreements, $1.3 million loss on the conversion of SAFE Agreements and $2.9 million gain due to the change in the fair value of Carlyle warrants in the twenty six week period ended June 30, 2024.

Revenues

We disaggregate our revenues based on the following types of services (in thousands):

	Twenty-Six Weeks Ended
	June 29, 2025	June 30, 2024	$ Change	% Change
Residential Solar Installation	$75,518	$14,532	$60,986	420%
New Homes Business	74,746	—	74,746	*
Total revenue	$150,264	$14,532	$135,732	934

*	Percentage change is not meaningful.

The increase in revenue is primarily attributed to the acquisition of the SunPower assets. As a result, installations increased compared to the same period in the prior year by 1,777 and 4,102 for Residential Solar Installation and New Homes Business reportable segments, respectively.

Cost of revenues

	Twenty-Six Weeks Ended
	June 29,	June 30,	$	%
	2025	2024	Change	Change
Residential Solar Installation	$46,404	$13,141	$33,263	253%
New Homes Business	42,601	—	42,601	*
Total cost of revenues	$89,005	$13,141	$75,864	577

Gross margin	41%	10%

*	Percentage change is not meaningful.

Cost of revenues increased primarily attributed to the acquisition of the SunPower assets. As a result, installations increased compared to the same period in the prior year by approximately 1,777 and 4,102 for Residential Solar Installation and New Homes Business reportable segments, respectively.

Gross margin

Gross margin for the twenty-six weeks ended June 29, 2025 was 41% compared to a gross margin of 10% for the twenty-six weeks ended June 30, 2024.

Sales commissions

	Twenty-Six Weeks Ended
	June 29,	June 30,	$	%
	2025	2024	Change	Change
Residential Solar Installation	$15,403	$4,421	$10,982	248%
New Homes Business	1,336	—	1,336	*
Total sales commissions	$16,739	$4,421	$12,318	279

*	Percentage change is not meaningful.

Sales commissions for the Residential Solar Installation and New Homes Business reportable segments increased due to the increase in revenue arising from the acquisition of the SunPower assets in the fourth quarter of fiscal 2024.

Sales and marketing

	Twenty-Six Weeks Ended
	June 29,	June 30,	$	%
	2025	2024	Change	Change
Residential Solar Installation	$14,810	$2,669	$12,141	455%
New Homes Business	487	—	487	*
Total sales and marketing	$15,297	$2,669	$12,628	473

*	Percentage change is not meaningful.

Sales and marketing expenses in the Residential Solar Installation reportable segment increased due to the acquisition of SunPower assets in the fourth quarter of fiscal 2024.

General and administrative

	Twenty-Six Weeks Ended
	June 29,	June 30,	$	%
	2025	2024	Change	Change
Residential Solar Installation	$20,542	$11,339	$9,203	81%
New Homes Business	10,357	—	10,357	*
Total general and administrative	$30,899	$11,339	$19,560	173

*	Percentage change is not meaningful.

General and administrative expenses for the Residential Solar Installation and New Homes Business reportable segments increased due to the acquisition of the SunPower assets in the fourth quarter of fiscal 2024.

Interest expense

Interest expense inclusive of amortization of debt issuance costs was $15.1 million in the twenty-six weeks ended June 29, 2025. Interest expense and amortization of debt issuance costs primarily consisted of $4.7 million attributable to the July 2024 Notes and $10.2 million attributable to the September 2024 Notes, with the remainder attributable to interest expense on our $1.5 million principal obligation owed to T. J Rodgers and finance lease interest expense.

Interest expense was $5.9 million in the twenty-six weeks ended June 30, 2024, and consisted of $3.9 million of interest expense relating to our obligation to Carlyle, $1.0 million relating to our secured credit line, $0.7 million related to our 2018 Bridge Loan and $0.3 million attributable to the $5.0 million revolver balance.

Other (expense) income, net

Other (expense) income net, for the twenty-six weeks ended June 29, 2025, was income of $2.5 million. The main drivers consisted of $3.7 million of gain on the remeasurement of the fair value of derivative liabilities associated with our July 2024 Notes and September 2024 Notes and $1.6 million of income arising from the change in the fair value of our forward purchase agreements partially offset by $3.0 million of expense associated with the change in the fair value of our public, private placement and working capital warrants which are accounted for as liabilities.

Other (expense) income, net in the twenty-six weeks ended June 30, 2024 was expense of $0.6 million. We incurred expenses of $2.8 million relating to changes in the fair value of our forward purchase agreement and $1.3 million loss incurred on the conversion of two SAFE Agreements to shares of our common stock and $0.4 million of other expenses. These expenses were partially offset by $3.9 million of income arising from changes in the fair value of warrants issued for our common stock.

Net loss from continuing operations

As a result of the factors discussed above, our net loss from continuing operations for the twenty-six weeks ended June 29, 2025 was $14.3 million, a $9.2 million increase/decrease, as compared to a net loss from continuing operations of $23.5 million for the twenty-six week period ended June 30, 2024.

Liquidity and capital resources

Overview

Since inception, we have incurred losses and negative cash flows from operations. We had a net loss from continuing operations of $14.3 million in the twenty-six week period ended June 29, 2025. As of June 29, 2025, we had an accumulated deficit of $425.7 million, total debt, including derivative liabilities of $152.9 million, and cash and cash equivalents (excluding restricted cash) of $11.1 million which was held for working capital expenditures. We believe our operating losses and negative operating cash flows will continue into the foreseeable future.

Our material cash requirements include cash required to fund our operations, to meet our working capital requirements and to fund our capital expenditures.

We have financed our operations primarily through sales of equity securities, debt, issuance of convertible notes, cash generated from operations and the proceeds from the Mergers. As a result of not timely filing our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, we are not currently eligible to use a registration statement on Form S-3 that would allow us to continuously incorporate by reference our SEC reports into the registration statement, to use “shelf” registration statements to conduct offerings, or to use our at-the-market offering facility until approximately one year from the date we have regained and maintained status as a current filer. Our inability to use Form S-3 may significantly impair our ability to raise necessary capital to fund our operations and execute our strategy. If we seek to access the capital markets through a registered offering during the period of time that we are unable to use Form S-3, we may be required to publicly disclose the proposed offering and the material terms thereof before the offering commences, we may experience delays in the offering process due to SEC review of a Form S-1 registration statement and we may incur increased offering and transaction costs and other considerations. If we are unable to raise capital through a registered offering, we would be required to conduct our equity financing transactions on a private placement basis, which may be subject to pricing, size and other limitations imposed under the Nasdaq rules, or seek other sources of capital. The foregoing limitations on our financing approaches could prevent us from pursuing transactions or implementing business strategies that would be beneficial to our business.

Our cash equivalents are on deposit with major financial institutions. Our cash position raises substantial doubt regarding our ability to continue as a going concern for 12 months following the issuance of the unaudited condensed consolidated financial statements.

We will receive the proceeds from any cash exercise of warrants for shares of our common stock. The aggregate amount of proceeds could be up to $257.2 million if all the warrants are exercised for cash. However, to the extent the warrants are exercised on a “cashless basis,” the amount of cash we would receive from the exercise of those warrants will decrease. The Private Warrants and Working Capital Warrants, as so identified in our unaudited condensed consolidated financial statements, may be exercised for cash or on a “cashless basis.” The Public Warrants and the Merger Warrants may only be exercised for cash provided there is an effective registration statement registering the shares of common stock issuable upon the exercise of such warrants. If there is not a then-effective registration statement, then such warrants may be exercised on a “cashless basis,” pursuant to an available exemption from registration under the Securities Act. We expect to use any such proceeds for general corporate and working capital purposes, which would increase our liquidity. As of August 11, 2025, the price of our common stock was $1.55 per share. The weighted average exercise price of the warrants was $10.02 as of June 29, 2025. We believe the likelihood that warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive is dependent upon the market price of our common stock. If the market price for our common stock remains less than the exercise price, we believe warrant holders will be unlikely to exercise.

Debt financings

12% unsecured convertible senior notes

In July 2024, we issued $46.0 million of senior unsecured convertible notes (“July 2024 Notes”) to various lenders in connection with the exchange agreement transactions summarized below. Of the July 2024 Notes, $18.0 million were issued in exchange for the cancellation of existing indebtedness, which amount included $10.0 million issued to CRSEF Solis Holdings, LLC and its affiliates (“Carlyle”), identified by us as a related party at the transaction date. During the thirteen week period ended June 29, 2025, Carlyle ceased to be a significant shareholder and therefore is no longer deemed a related party with the Company. The July 2024 Notes also include $18.0 million initially issued to a related party affiliated with the Company’s CEO, Rodgers Massey Revocable Living Trust (“Rodgers Revocable Trust”). The July 2024 Notes bear interest at 12% per annum and mature on July 1, 2029. The interest rate increases by 3% in the event of default. The July 2024 Notes are convertible into shares of our common stock at the option of the holder at a conversion rate initially equal to 595.2381 shares of common stock per $1,000 principal amount of the July notes. The July 2024 Notes may be declared due and payable at the option of the holder upon an event of default and upon a qualifying change of control event.

7% unsecured convertible senior notes

In September 2024, we issued $66.8 million of senior unsecured convertible notes to various lenders (the “September 2024 Notes”), $8.0 million of which were issued to a related party. In December 2024, we issued additional September 2024 Notes for cash proceeds of $13.0 million, and we issued an additional $0.2 million of the September 2024 Notes in the thirteen week period ended March 30, 2025. The September 2024 Notes bear interest at 7% per annum and mature on July 1, 2029. The September 2024 Notes are initially convertible into 467.8363 shares of common stock per $1,000 principal amount of September 2024 Notes. The September 2024 Notes may be declared due and payable at the option of the holder upon an event of default and upon a qualifying change of control event.

Loans with related party

We have a fixed principal balance of $1.5 million outstanding as of June 29, 2025, due to the Rodgers Revocable Trust, a related party. In the thirteen week period ended June 29, 2025, $5.0 million was deposited into our Company by the Rodgers Massey Revocable Trust, and on July 10, 2025, this $5.0 million deposit was converted into the July 2025 Note. See Note 17 – Subsequent Events, “Issuance of 12% convertible senior unsecured convertible note to related party”.

Forward purchase agreements

In July 2023, FACT and Legacy Complete Solaria, Inc. entered into FPAs with each of (i) Meteora Special Opportunity Fund I, LP (“MSOF”), Meteora Capital Partners, LP (“MCP”) and Meteora Select Trading Opportunities Master, LP (“MSTO”) (with MSOF, MCP, and MSTO collectively as “Meteora”); (ii) Sandia Investment Management LP (“Sandia”) , and (iii) Polar Multi-Strategy Master Fund (“Polar”) (each individually, a “Seller”, and together, the “FPA Sellers”).

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

On July 15, 2025, we and Meteora entered into an amendment to the FPA between Meteora and us, on July 16, 2025, we and Sandia entered into an amendment to the FPA between Sandia and us, and on August 1, 2025, we and Polar entered in an amendment to the FPA between Polar and us (collectively, the “FPA Amendments”).

The FPA Amendments extend the valuation date applicable to the Forward Purchase Agreements (the “Valuation Date”) to the earliest to occur of (a) July 17, 2026, (b) the date specified by Meteora or Sandia, as applicable, in a written notice to be delivered to the Company at their discretion and (c) 90 days after delivery by us of a written notice in the event that for any 20 trading days during a 30 consecutive trading day-period that occurs at least six months after the closing date of the transactions under the Amended and Restated Business Combination Agreement entered into on May 26, 2023, the applicable volume-weighted average price (“VWAP Price”) is less than the then applicable reset price, provided that a registration statement was effective and available for the entire measurement period and remains continuously effective and available during the entire 90 day notice period.

The FPA Amendments further amend the definition of “Settlement Amount Adjustment” to provide that if the expected Settlement Amount (as defined in the FPA Amendments) determined by the VWAP Price over the 15 scheduled trading days ending on but excluding the valuation date exceeds the Settlement Amount Adjustment, then the Settlement Amount Adjustment shall be deemed to be zero, and that if the Settlement Amount Adjustment exceeds the Settlement Amount, then the Settlement Amount Adjustment shall be paid, at our option, in cash or shares of the our common stock.

The FPA Amendments also amend the definition of “Cash Settlement Payment Date” to provide that if the Settlement Amount Adjustment exceeds the Settlement Amount, we shall remit to the applicable seller the difference between (i) the Settlement Amount Adjustment and (ii) the Settlement Amount. The FPA Amendments further provide that the Settlement Amount will be used solely as a calculation mechanism to determine any liability we may owe to the applicable seller via the Settlement Amount Adjustment, and notwithstanding anything to the contrary, the applicable seller shall not be required to remit the Settlement Amount to us or return any portion of the Prepayment Amount.

Simple agreement for future equity (“SAFE”) agreements

First SAFE

On January 31, 2024, we entered into a SAFE (“First SAFE”) with the Rodgers Massey Freedom and Free Markets Charitable Trust (the “Purchaser”) in connection with the Purchaser investing $1.5 million in the Company. The First SAFE is convertible into shares of our common stock, par value $0.0001 per share, upon the initial closing of a bona fide transaction or series of transactions with the principal purpose of raising capital, pursuant to which we issue and sell common stock at a fixed valuation (an “Equity Financing”), at a per share conversion price which is equal to the lower of (i) (a) $53.54 million divided by (b) our capitalization immediately prior to such Equity Financing (such conversion price, the “SAFE Price”), and (ii) 80% of the price per share of our common stock sold in an Equity Financing transaction. If we consummate a change of control prior to the termination of the First SAFE, the Purchaser will be automatically entitled to receive a portion of the proceeds of such liquidity event equal to the greater of (i) $1.5 million and (ii) the amount payable on the number of shares of our common stock equal to (a) $1.5 million divided by (b)(1) $53.54 million divided by (2) our capitalization immediately prior to such liquidity event (the “Liquidity Price”), subject to certain adjustments as set forth in the First SAFE. The First SAFE was convertible into a maximum of 1,431,297 shares of our common stock, assuming a per share conversion price of $1.05, which is the product of (i) $1.31, the closing price of our common stock on January 31, 2024, multiplied by (ii) 80%.

On April 21, 2024, we entered into an amendment (“First SAFE Amendment”) that converted the First SAFE investment of $1.5 million into 4,166,667 shares of our common stock based on a conversion price of $0.36 per share, defined in the First SAFE Amendment as the product of (i) $0.45, the closing price of our common stock on April 19, 2024, multiplied by (ii) 80%. Upon conversion, we recorded a debit to SAFE Agreement of $1.5 million, a credit to Additional paid-in-capital of $1.9 million and recognized expense of $0.4 million within Other (expense) income, net in results of operations in the thirteen and twenty six week periods ended June 30, 2024.

Second SAFE

On February 15, 2024, we entered into a second SAFE (the “Second SAFE”) with the Purchaser, in connection with the Purchaser investing $3.5 million in the Company. The Second SAFE did not accrue interest. The Second SAFE was initially convertible into shares of our common stock upon the initial closing of an Equity Financing transaction at a per share conversion price which was equal to the lower of (i) the Second SAFE Price, and (ii) 80% of the price per share of our common stock sold in such Equity Financing. If we consummated a change of control prior to the termination of the Second SAFE, the Purchaser would have been automatically entitled to receive an amount equal to the greater of (i) $3.5 million and (ii) the amount payable on the number of shares of our common stock equal to $3.5 million divided by the Liquidity Price, subject to certain adjustments as set forth in the Second SAFE. The Second SAFE was convertible into a maximum of 3,707,627 shares of our common stock, assuming a per share conversion price of $0.94, which is the product of (i) $1.18, the closing per share price of our common stock on February 15, 2024, (ii) 80%.

On April 21, 2024, we entered into an amendment (“Second SAFE Amendment”) that converted the Second SAFE investment of $3.5 million into 9,722,222 shares of our common stock based on a conversion price of $0.36 per share, defined in the Second SAFE Amendment as the product of (i) $0.45, the closing price of our common stock on April 19, 2024, multiplied by (ii) 80%. Upon conversion, we recorded a debit to SAFE Agreement of $3.5 million, a credit to Additional paid-in-capital of $4.4 million and recognized expense of $0.9 million within Other (expense) income, net in our results of operations in the thirteen and twenty six week periods ended June 30, 2024.

Third SAFE

On May 13, 2024, we entered into a third SAFE (the “Third SAFE”) with the Purchaser, in connection with the Purchaser investing $1.0 million in the Company. The Third SAFE is convertible into shares of our common stock upon the initial closing of a bona fide transaction or series of transactions with the principal purpose of raising capital, pursuant to which the Company issues and sells shares of its common stock in an Equity Financing transaction, at a per share conversion price which is equal to 50% of the price per share of our common stock sold in such Equity Financing transaction. If we consummate a change of control prior to the termination of the Third SAFE, the Purchaser will be automatically entitled to receive a portion of the proceeds of such liquidity event equal to $1.0 million, subject to certain adjustments as set forth in the Third SAFE. The Third SAFE is convertible into a maximum of 2,750,000 shares of our common stock, assuming a per share conversion price of $0.275, which is the product of (i) $0.55, the closing price of our common stock on May 13, 2024, multiplied by (ii) 50%. Given that the SAFE could be settled in cash or a variable number of shares, we have accounted for the instrument as a liability at its fair value.

As June 29, 2025, we estimated the fair value of the Third SAFE at $0.4 million based upon the assumptions disclosed in Note 4 – Fair Value Measurements to our unaudited condensed consolidated financial statements.

Cash flows for the twenty-six weeks ended June 29, 2025 and June 30, 2024

The following table summarizes our cash flows from operating, investing, and financing activities for the twenty-six weeks ended June 29, 2025 and June 30, 2024 (in thousands):

	Twenty-Six Weeks Ended
	June 29, 2025	June 30, 2024
Net cash used in operating activities from continuing operations	$(7,050)	$(7,637)
Net cash used in investing activities from continuing operations	—	(883)
Net cash provided by financing activities from continuing operations	4,797	7,760
Net decrease in cash, cash equivalents and restricted cash	(2,253)	(739)

Cash flows from operating activities

Net cash used in operating activities from continuing operations of $7.1 million in the twenty-six weeks ended June 29, 2025 was due to net loss from continuing operations of $14.3 million offset by $15.6 million of favorable noncash adjustments and $8.5 million of cash outflows from changes in operating assets and liabilities. Significant movement in non-cash adjustments consisted of favorable non-cash adjustments of $9.3 million of amortization of debt issuance costs, $4.0 million of stock-based compensation, $3.0 million of depreciation and amortization, $3.0 million for the change in the fair value of warrant liabilities, $1.2 million for the provision of credit losses and $0.6 million of non-cash lease expense, partially offset by $3.7 million gain on the change in the fair value of derivative liabilities and $1.6 million change in the fair value of forward purchase agreement liabilities and net other adjustments of $0.2 million. Cash outflows from changes in operating assets of $8.5 million consisted of a $14.5 million increase in accounts receivable, a $25.7 million increase in contract assets, a $1.2 million increase in prepaid expenses and other current assets and noncurrent assets, a $2.3 million decrease in accrued expenses and other liabilities and a $0.7 million decrease in the operating lease obligations, partially offset by an $15.6 million decrease in inventories, $9.3 million increase in accounts payable and a $11.0 million increase in contract liabilities.

Net cash used in operating activities from continuing operations of $7.6 million for the twenty-six weeks ended June 30, 2024 was primarily due to the net loss from continuing operations, net of tax of $23.5 million partially offset by non-cash charges of $12.3 million and net cash inflows of $3.6 million from changes in our operating assets and liabilities. Non-cash charges in our operating results consisted of $1.6 million of non-cash expense in connection with warrants issued for vendor services, a $2.8 million adjustment to our forward purchase agreement liabilities, $2.6 million stock-based compensation expense, $3.9 in million accretion of interest attributable to the CS Solis Debt, $2.0 million of other non-cash interest, $1.3 million loss arising from the loss on conversion of two SAFE Agreements to shares of our common stock, $0.7 million of depreciation and amortization, $0.3 million of non-cash lease expense, and $0.9 million of provision for credit losses, partially offset by $2.6 million of income from the change in the fair value of our warrant liabilities and a $1.2 million decrease in our reserve for excess and obsolete inventory. The main drivers of net cash inflows derived from the changes in operating assets and liabilities were related to a decrease in accounts receivable, net of $12.4 million and a decrease in inventories of $2.3 million, partially offset by an increase in prepaid and other current assets of $1.4 million, a decrease in accounts payable of $2.1 million, a decrease in accrued expenses and other liabilities of $6.1 million, a decrease in operating lease liabilities of $0.3 million and a decrease in contract liabilities of $1.2 million.

Cash flows from investing activities

Net cash used in investing activities from continuing operations was zero and $0.9 million for the twenty-six weeks ended June 29, 2025, and June 30, 2024, respectively, and attributable to additions to internal-use-software.

Cash flows from financing activities

Net cash provided by financing activities from continuing operations was $4.8 million for the twenty-six weeks ended June 29, 2025 and consisted of $5.0 million deposit received from a related party and we subsequently issued a July 2025 Note to such related party (See Note 17 – Subsequent Events, “Issuance of 12% convertible senior unsecured convertible note to related party”), $0.2 million in proceeds from the issuance of September 2024 Notes, and $0.6 million in proceeds from the exercise of stock options and warrants in exchange for the issuance of shares of our common stock partially offset by $1.0 million of finance leases payments.

Net cash provided by financing activities from continuing operations of $7.8 million for the twenty-six weeks ended June 30, 2024 was primarily due to $6.0 million in net proceeds from the issuance of SAFE agreements to a related party, $2.0 million deposit received from a related party in connection with a financing transaction, and less than $0.1 million in net proceeds from the exercise of stock options, partially offset by a $0.3 million final payment on the settlement of the a note payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of June 29, 2025, such disclosure controls and procedures were not effective, solely as a result of previously reported material weaknesses.

Notwithstanding the foregoing, there were no changes to previously issued financial statements. Our Chief Executive Officer and Principal Financial Officer believe that the interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

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

Changes in internal control over financial reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the twenty-six period ended June 29, 2025, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information with respect to legal proceedings is set forth under Note 12 – Commitments and Contingencies, in the accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

We are subject to a number of risks that if realized could adversely affect our business, strategies, prospects, financial condition, results of operations and cash flows. Some of the more significant risks and uncertainties we face include those summarized below. The summary below is not exhaustive and is qualified by reference to the full set of risk factors set forth in Item 1A. "Risk Factors" in our Annual Report on Form 10-K filed on April 30, 2025. Please carefully consider all of the information in this Quarterly Report and our Annual Report on Form 10-K filed on April 30, 2025 (including, without limitation, the full set of risks set forth in Item 1A. "Risk Factors" of our Annual Report on Form 10-K filed on April 30, 2025, and the disclosures in this Quarterly Report included in Note 1(b) – Liquidity and going concern – of the notes to the financial statements contained in this Quarterly Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and capital resources” section of this Quarterly Report) and in our other filings with the Securities and Exchange Commission before making an investment decision regarding us.

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

Complete Solaria, Inc.

Date: August 13, 2025	By:	/s/ THURMAN J. RODGERS
Thurman J. Rodgers
Chief Executive Officer and Executive Chairman

Date: August 13, 2025	By:	/s/ JEANNE NGUYEN
Jeanne Nguyen
Principal Financial Officer