Form 10-Q
period 2025-09-28
SunPower Inc.
filed 2025-12-19
CIK 1838987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 001-40117

SUNPOWER INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	93-2279786
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

45700 Northport Loop East, Fremont, CA 94538

(Address of Principal Executive Offices) (Zip Code)

(510) 270-2507

(Registrant’s telephone number, including area code)

COMPLETE SOLARIA, INC.

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

As of December 18, 2025, 107,621,272 shares of common stock, par value $0.0001 per share, were issued and outstanding.

SUNPOWER INC. AND SUBSIDIARIES

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

Actual events or results may differ from those expressed in forward-looking statements. You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors referenced in section Item 1.A “Risk Factors” in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and we cannot predict all risks and uncertainties that could impact the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUNPOWER INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(in thousands except share and per share amounts)

	September 28,	December 29,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$5,072	$13,378
Accounts receivable, net	80,753	51,908
Inventories	8,694	22,110
Prepaid expenses and other current assets	20,830	8,206
Total current assets	115,349	95,602
Restricted cash	3,841	3,841
Property and equipment, net	3,670	5,493
Operating lease right-of-use assets	2,528	3,041
Intangible assets, net	38,956	17,385
Goodwill	42,911	18,476
Other noncurrent assets	1,085	628
Total assets	$208,340	$144,466

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$19,857	$7,980
Accrued expenses and other current liabilities (1)	59,271	56,081
Notes payable to related parties	21,500	1,500
Contract liabilities	9,713	10,003
SAFE Agreement with related party	497	384
Forward purchase agreement liabilities with related parties	—	1,274
Forward purchase agreement liabilities	4,301	2,220
Total current liabilities	115,139	79,442
Warranty provision, noncurrent	2,140	3,437
Warrant liability	4,683	1,561
Contract liabilities, noncurrent	1,713	918
Notes payable and derivative liabilities, net of current	148,205	92,638
Notes payable and derivative liabilities with related parties, net of current	34,572	53,193
Operating lease liabilities, net of current portion	1,335	2,263
Other long-term liabilities	12,869	8,553
Total liabilities	320,656	242,005

Commitments and contingencies (Note 12)

Stockholders’ (deficit):
Common stock, $0.0001 par value; Authorized 1,000,000,000 shares as of September 28, 2025, and December 29, 2024; issued and outstanding 89,167,963 and 73,784,645 shares as of September 28, 2025, and December 29, 2024, respectively.	14	14
Additional paid-in capital	330,083	313,661
Accumulated other comprehensive income	165	165
Accumulated deficit	(442,578)	(411,379)
Total stockholders’ (deficit)	(112,316)	(97,539)
Total liabilities and stockholders’ (deficit)	$208,340	$144,466

(1)	Includes accrued interest due to related parties of $1.2 million and $2.2 million as of September 28, 2025, and December 29, 2024, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNPOWER INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands except share and per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2025	2024	2025	2024
Revenues (1)	$70,005	$5,536	$220,269	$20,068
Cost of revenues	37,965	8,693	126,970	21,834
Gross profit (loss)	32,040	(3,157)	93,299	(1,766)
Operating expenses:
Sales commissions	7,534	7,270	24,273	11,691
Sales and marketing	6,467	1,093	21,764	3,762
General and administrative	21,483	18,450	52,382	29,789
Total operating expenses	35,484	26,813	98,419	45,242
Loss from continuing operations	(3,444)	(29,970)	(5,120)	(47,008)
Interest expense (2)	(8,104)	(2,338)	(23,258)	(8,230)
Interest income	—	86	3	102
Other expense, net (3)	(4,256)	(65,684)	(1,724)	(66,234)
Gain on extinguishment of debt	—	19,948	—	19,948
Total other expense, net	(12,360)	(47,988)	(24,979)	(54,414)
Loss from continuing operations before income taxes	(15,804)	(77,958)	(30,099)	(101,422)
Income tax (provision)	—	—	—	(11)
Net loss from continuing operations	(15,804)	(77,958)	(30,099)	(101,433)
Loss from discontinued operations, net of tax	(1,100)	—	(1,100)	(2,007)
Net loss from discontinued operations, net of taxes	(1,100)	—	(1,100)	(2,007)
Net loss	(16,904)	(77,958)	(31,199)	(103,440)
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	22
Comprehensive loss (net of tax)	$(16,904)	$(77,958)	$(31,199)	$(103,418)
Net loss from continuing operations per share attributable to common stockholders, basic and diluted	$(0.19)	$(1.03)	$(0.37)	$(1.64)
Net loss from discontinued operations per share attributable to common stockholders, basic and diluted	(0.01)	—	(0.01)	(0.03)
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(1.03)	$(0.38)	$(1.67)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	84,904,228	75,348,627	82,036,790	61,868,747

(1)	Revenue is net of dealer fees attributable to related party of $0.3 million and $1.6 million in the thirteen and thirty-nine week periods ended September 28, 2025, respectively. Revenue is net of dealer fees attributable to related party of $1.6 million in each of the thirteen and thirty-nine week periods ended September 29, 2024. Refer to Note 16 – Related Party Transactions for details.

(2)	Includes related party interest expense and amortization of debt issuance costs of $1.8 million and $1.5 million in the thirteen week periods ended September 28, 2025, and September 29, 2024, respectively. Includes related party interest expense and amortization of debt issuance costs of $5.4 million and $5.6 million in the thirty-nine weeks periods ended September 28, 2025, and September 29, 2024, respectively.

(3)	Includes the following related party transactions (in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Loss on issuance of derivative liabilities	$—	$(3.0)	$—	$(3.0)
(Loss) gain on remeasurement of derivative liabilities (Note 9 – Borrowings and Derivative Liabilities)	(0.3)	(22.8)	1.8	(22.8)
Gain (loss) due to change in fair value of Forward Purchase Agreements	—	2.8	0.1	1.8
Loss on conversion of SAFE Agreements to common stock	—	—	—	(1.3)
Change in fair value of SAFE Agreement	(0.1)	(0.9)	(0.1)	(0.9)
(Loss) gain due to change in fair value of Carlyle warrants	—	—	—	2.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNPOWER INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands except number of shares)

	Thirteen Weeks Ended September 28, 2025
	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance as of June 29, 2025	82,325,722	$14	$318,311	$(425,674)	$165	$(107,184)
Exercise of common stock options	198,096	—	216	—	—	216
Stock-based compensation	—	—	4,174	—	—	4,174
Vesting of restricted stock units	2,310,811	—	—	—	—	—
Issuance of common stock	4,333,334	—	7,382	—	—	7,382
Net loss	—	—	—	(16,904)	—	(16,904)
Balance as of September 28, 2025	89,167,963	$14	$330,083	$(442,578)	$165	$(112,316)

	Thirteen Weeks Ended September 29, 2024
	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance as of June 30, 2024	63,044,287	$13	$288,259	$(380,410)	$165	$(91,973)
Exercise of common stock options	282,966	—	432	—	—	432
Vesting of restricted stock units	88,215	—	—			—
Stock-based compensation	—	—	1,516	—	—	1,516
Issuance of common stock warrants	—	—	1,400			1,400
Issuance of common stock warrant for services	—	—	7,759	—	—	7,759
Exercise of common stock warrants	5,343,616	1	—			1
Issuance of common stock for exchange of debt	1,500,000	—	2,670	—	—	2,670
Issuance of common stock	2,718,837	—	6,143	—		6,143
Modification of warrant agreement	—	—	7,306	—		7,306
Net loss	—	—	—	(77,958)	—	(77,958)
Balance as of September 29, 2024	72,977,921	$14	$315,485	$(458,368)	$165	$(142,704)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Thirty-Nine Weeks Ended September 28, 2025
	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance as of December 29, 2024	73,784,645	$14	$313,661	$(411,379)	$165	$(97,539)
Exercise of common stock options	731,671	—	775	—	—	775
Stock-based compensation	—	—	8,205	—	—	8,205
Vesting of restricted stock units	4,318,313	—	—	—	—	—
Exercise of common stock warrants	6,000,000	—	60	—	—	60
Issuance of common stock	4,333,334		7,382	—	—	7,382
Net loss	—	—	—	(31,199)	—	(31,199)
Balance as of September 28, 2025	89,167,963	$14	$330,083	$(442,578)	$165	$(112,316)

	Thirty-Nine Weeks Ended September 29, 2024
	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance as of December 31, 2023	49,065,361	$7	$277,965	$(354,928)	$143	$(76,813)
Exercise of common stock options	373,003	—	492	—	—	492
Vesting of restricted stock units	88,215	—	—	—	—	—
Stock-based compensation	—	—	4,086	—	—	4,086
Issuance of common stock warrants	—	—	1,400	—		1,400
Issuance of common stock warrant for services	—	—	9,179	—	—	9,179
Issuance of common stock upon conversion of SAFE Agreements with related party	13,888,889	6	6,244	—	—	6,250
Exercise of common stock warrants	5,343,616	1	—	—	—	1
Issuance of common stock for exchange of debt	1,500,000	—	2,670	—	—	2,670
Issuance of common stock	2,718,837	—	6,143	—	—	6,143
Modification of warrant agreement	—	—	7,306	—	—	7,306
Net loss	—	—	—	(103,440)	—	(103,440)
Foreign currency translation adjustment	—	—	—	—	22	22
Balance as of September 29, 2024	72,977,921	$14	$315,485	$(458,368)	$165	$(142,704)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNPOWER INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands except number of shares)

	Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024
Cash flows from operating activities from continuing operations
Net loss	$(31,199)	$(103,440)
Net loss from discontinued operations, net of income taxes	(1,100)	(2,007)
Net loss from continuing operations	(30,099)	(101,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,205	4,086
Non-cash interest expense	—	1,938
Non-cash lease expense	826	483
Depreciation and amortization	4,293	991
Provision for credit losses	4,159	3,065
Change in reserve for excess and obsolete inventory	—	131
Change in fair value of SAFE Agreement – related party	113	900
Change in fair value of forward purchase agreement liabilities (1)	807	(4,906)
Change in fair value of derivative liabilities (2)	(1,639)	37,875
Change in fair value of warrant liabilities	3,122	2,116
Amortization of debt issuance costs (3)	14,259	1,361
Non-cash income (4)	(474)	—
Loss on impairments and disposals	140	3,721
Accretion of debt in CS Solis – related party	—	3,872
Loss on conversion of SAFE Agreements to shares of common stock	—	1,250
Non-cash expense in connection with warrant issued for vendor services	—	5,410
Loss on issuance of derivative liability	—	24,688
Gain on debt extinguishment	—	(19,948)
Other financing costs	—	3,812
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	(32,747)	14,735
Inventories	34,098	2,378
Prepaid expenses and other current assets	(12,462)	(3,185)
Other noncurrent assets	95	—
Accounts payable	11,692	(8,496)
Accrued expenses and other liabilities	(6,360)	(1,646)
Operating lease liabilities	(866)	(875)
Contract liabilities	(10,568)	(1,434)
Net cash used in operating activities	(13,406)	(29,111)
Cash flows from investing activities from continuing operations
Cash paid for acquisition, net of cash acquired	(20,689)	—
Capitalization of internal-use software costs	—	(1,044)
Net cash used in investing activities from continuing operations	(20,689)	(1,044)
Cash flows from financing activities from continuing operations
Proceeds from issuance of convertible notes, net of debt discount	20,000	68,725
Proceeds from issuance of convertible notes due to related parties	5,000	26,000
Payment of debt issuance costs	(200)	—
Finance lease payments	(1,528)	—
Principal repayment of note payable	—	(300)
Proceeds from issuance of common stock	1,682	6,143
Proceeds from exercise of common stock options	775	492
Proceeds from exercise of warrant for common stock	60	—
Proceeds from issuance of SAFE Agreements	—	6,000
Net cash provided by financing activities from continuing operations	25,789	107,060
Effect of exchange rate changes	—	22
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,306)	76,927
Cash, cash equivalents, and restricted cash at beginning of period	17,219	6,416
Cash, cash equivalents, and restricted cash at end of period	$8,913	$83,343

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$9,811	$—
Cash paid for income taxes	—	10

Supplemental disclosure of noncash financing and investing activities:
Issuance of Seller Note as partial purchase consideration in Sunder acquisition	$20,000	$—
Issuance of shares of common stock and deferred consideration as partial purchase consideration in Sunder acquisition (5)	17,100
Cancellation of existing indebtedness in Exchange Agreement	—	65,872
Issuance of convertible notes in Exchange Agreement	—	31,452
Issuance of common stock in Exchange Agreement	—	2,220
Conversion of SAFE Agreements to shares of common stock with related party	—	5,000
Carlyle warrant modification	—	660
Operating lease right-of-use assets obtained in exchange for lease obligations	—	116
Issuance of common stock warrants	—	1,400
Measurement period adjustments related to the SunPower acquisition – (Refer to Note 3)

(1)	Includes related party income of $0.1 million and $1.8 million in the thirty-nine week periods ended September 28, 2025, and September 29, 2024, respectively.

(2)	Includes related party remeasurement of gain of $1.8 million and loss of $22.8 million in the thirty-nine week periods ended September 28, 2025 and September 29, 2024, respectively.

(3)	Includes related party amortization expense of $2.7 million and $0.6 million in the thirty-nine week periods ended September 28, 2025 and September 29, 2024, respectively.

(4)	Includes related party non-cash income of $0.1 million in the thirty-nine week period ended September 28, 2025.

(5)	The deferred consideration paid and payable in connection with the Sunder acquisition was accounted for on the Company’s balance sheet as of September 28, 2025, as (i) $5.7 million within Additional paid-in capital, (ii) $5.7 million within Accrued expenses and other current liabilities, and (iii) $5.7 million within Other long-term liabilities.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNPOWER INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Organization

(a) Description of business

SunPower Inc. and Subsidiaries (“SunPower” or the “Company”) is the rebranded name of Complete Solaria, Inc. (“Complete Solaria”). The rebranding was effective April 22, 2025. References to the Company and SunPower include the same entity under its previous name of Complete Solaria.

The Company originally incorporated in Delaware under the name Complete Solaria, Inc. and is a residential solar installer that offers storage and home energy solutions to customers in North America. The Company was formed through Complete Solar Holding Corporation’s acquisition of The Solaria Corporation (“Solaria”). The Company is headquartered in Orem, Utah.

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

On July 18, 2023, the Company consummated a series of merger transactions contemplated by an Amended and Restated Business Combination Agreement entered into with wholly-owned subsidiaries of Freedom Acquisition I Corp. (“FACT”) (“Mergers”), equating to a reverse recapitalization for accounting purposes. Under the reverse recapitalization of accounting, FACT was treated as the acquired company for financial statement reporting purposes. This determination was based on the Company having a majority of the voting power of the post-combination company, the Company’s senior management comprising substantially all of the senior management of the post-combination company, and the Company’s operations comprising the ongoing operations of the post-combination company. Accordingly, for accounting purposes, the Mergers were treated as the equivalent of a capital transaction in which Complete Solaria issued stock for the net assets of FACT. The net assets of FACT were stated at historical cost, with no goodwill or other intangible assets recorded.

On August 5, 2024, Complete Solaria entered into an Asset Purchase Agreement (the “APA”) among Complete Solaria, SunPower Corporation and SunPower Corporation’s direct and indirect subsidiaries (collectively, the “SunPower Debtors”) providing for the Company’s purchase of certain assets relating to the Blue Raven Solar business, New Homes Business and Non-Installing Dealer network previously operated by the SunPower Debtors (“SunPower Acquisition”). The APA was entered into in connection with a voluntary petition filed by SunPower Corporation under Chapter 11 of the United States Code, 11 U.S.C.§§ 101-1532. The SunPower Acquisition was approved on September 23, 2024, by the United States Bankruptcy Court for the District of Delaware. The Company completed the acquisition in the Company’s fiscal fourth quarter on September 30, 2024.

On September 21, 2025, Complete Solaria, Inc., and Complete Solar, Inc, a subsidiary of the Company, entered into a Membership Interest Purchase Agreement (“MIPA”) with Sunder Energy LLC (“Sunder”) and the seller, Chicken Parm Pizza LLC (“Seller/Member”), the sole member of Sunder. The acquisition of Sunder was completed on September 24, 2025, and the financial results of Sunder have been included in the Company’s unaudited condensed consolidated financial statements since the date of acquisition. Refer to Note 3 – Business Combinations for a description of Sunder.

The aforementioned acquisitions were accounted for as business combinations in accordance with ASC 805, Business Combinations as more fully described in Note 3 – Business Combinations.

The Company completed its legal renaming to SunPower Inc. in the period ended September 28, 2025.

(b) Liquidity and going concern

Since inception through September 28, 2025, the Company has incurred recurring losses and negative cash flows from operations. The Company’s loss from continuing operations was $30.1 million for the thirty-nine-week period ended September 28, 2025. As of that date, the Company had an accumulated deficit of $442.6 million, total debt of $204.3 million, and cash and cash equivalents, excluding restricted cash, of $5.1 million. The Company anticipates that operating losses and negative operating cash flows may continue in the near term, which raises substantial doubt about its ability to continue as a going concern.

Management is actively pursuing plans to mitigate these conditions, including obtaining additional capital resources through equity or debt financing and leveraging support from significant shareholders when necessary. Historically, the Company has raised funds through private placements of equity securities, issuance of convertible notes and debt, and proceeds from mergers. During the year, funding from significant shareholders, has supported working capital requirements, and similar measures may be considered in the upcoming periods.

Management plans to proactively position the Company to access capital markets once eligible and pursue strategic opportunities to strengthen liquidity. Given the one-year eligibility requirement for Form S-3 after regaining current filer status, the Company will focus on alternative financing options to maintain flexibility and efficiency in capital raising.

However, there can be no assurance that these plans will be successful or that financing will be available on favorable terms. If adequate funding cannot be secured, the Company may need to reevaluate its operating plan, which could include reducing expenditure, extending payment terms with suppliers, liquidating assets, or suspending certain programs.

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

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim unaudited condensed consolidated financial statements do not include all the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, these interim unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 28, 2025, and the results of operations for the thirteen and thirty-nine week periods ended September 28, 2025 and September 29, 2024. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. These interim unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 29, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2025.

The Company’s operates on a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. The Company’s fiscal year for 2024 ended December 29, 2024. The Company’s third fiscal quarters for 2025 and 2024 in this report on Form 10-Q ended on September 28, 2025 (“Third Quarter 2025”) and September 29, 2024 (“Third Quarter 2024”), respectively.

(b) Cash and cash equivalents and restricted cash

The Company reconciles cash, cash equivalents, and restricted cash reported in its unaudited condensed consolidated balance sheets that aggregate to the beginning and ending balances shown in the Company’s unaudited condensed consolidated statements of cash flows as follows (in thousands):

	As of
	September 28, 2025	December 29, 2024
Cash and cash equivalents	$5,072	$13,378
Restricted cash	3,841	3,841
Total cash, cash equivalents and restricted cash	$8,913	$17,219

(c) Estimated credit losses

The Company recognizes an allowance for credit losses at the time a receivable is recorded based on the Company’s estimate of expected credit losses, historical write-off experience, and current account knowledge, and adjusts this estimate over the life of the receivable as needed. The Company evaluates the aggregation and risk characteristics of a receivable pool and develops loss rates that reflect historical collections over the time horizon that the Company is exposed to credit risk, and payment terms or conditions that may materially affect future forecasts.

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

The following table summarizes the allowance for credit loss activity as of and for the periods ended (in thousands):

	Thirty-Nine Weeks Ended
	September 28,	September 29,
	2025	2024
Balance at beginning of year	$(1,701)	$(9,846)
Provision charged to earnings	(4,159)	(4,204)
Amounts written off, net of recoveries and other adjustments	1,048	1,041
Balance at end of period	$(4,812)	$(13,009)

(d) Contract liabilities

Contract liabilities consist of deferred revenue and customer advances, which represent consideration received from a customer prior to transferring control of goods or services to the customer under the terms of a sales contract. Total contract liabilities balances as of the respective dates are as follows (in thousands):

	As of
	September 28,	December 29,
	2025	2024
Contract liabilities current and noncurrent	(11,426)	(10,921)

The Company typically invoices its customers upon completion of set milestones, generally upon installation of the solar energy system with the remaining balance invoiced upon passing final building inspection. Standard payment terms to customers range from 30 to 60 days. When the Company receives payment, or when such payment is unconditionally due from a customer prior to delivering goods or services to the customer under the terms of a customer agreement, the Company records this deferred revenue as a contract liability. Most installation projects are completed within 12-months. As such, a significant portion of the Company’s contract liabilities is reflected within current liabilities in the accompanying condensed consolidated balance sheets. Contract liabilities for installation projects expected to be completed beyond 12 months are classified as noncurrent obligations in the accompanying condensed consolidated balance sheets.

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

New Homes Business revenues

The Company’s New Homes Business segment sells through a network of home builders as well as its internal sales team. The Company’s contracts with customers include two primary contract types:

●	Cash agreements – The Company contracts directly with homebuilders who purchase the solar energy system from the Company and are the customers in the transaction. The Company’s customers are invoiced upon the completion of installation.

●	Lease agreements – Prior to SunPower Debtor’s declaration of bankruptcy, certain homeowners had intended to lease a system from SunPower Debtors but were unable to consummate the transaction (as a result of SunPower Debtor’s declaration of bankruptcy). The in-process system inventory (installed on recently constructed homes) was acquired by the Company in connection with the SunPower Acquisition. The Company contracted directly with a leasing partner to facilitate the leasing of the system to the impacted homeowners. The Company considers the leasing partner to be its customer. Under the terms of the Company’s arrangement with the leasing partner, control is not transferred to the customer until the completed system is accepted by the customer. The Company receives consideration from the leasing partner following the acceptance of the system.

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

Revenue is generally recognized at the transaction price contained within the agreement, net of the costs of financing, or other consideration paid to the customers that is not in exchange for a distinct good or service. The Company’s arrangements may contain clauses that can either increase or decrease the transaction price. Variable consideration is estimated at each measurement date at its most likely amount to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur and true-ups are applied prospectively as such estimates change.

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

Sunder

The Company earns revenue from contracts sold to customers for solar installations performed by third-party installation companies. The Company recognizes revenue at a point in time when Permission to Operate (“PTO”) is complete. The Company acts as an agent in these arrangements and records revenue on a net basis. The Company does not have significant financing components in its contracts. The Company does not provide warranty services and does not record a warranty reserve.

Costs to obtain and fulfill contracts

The Company’s costs to obtain and fulfill contracts, when recognized, associated with systems sales are expensed as sales commission and cost of revenue, respectively. In addition, incentives the Company provides to its customers, such as discounts and rebates, are recorded net to the revenue the Company has recognized on the solar power system.

Disaggregation of revenue

Refer to the table below for the Company’s revenue recognized (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Residential Solar Installation
Revenue recognized over time	$38,579	$5,536	$114,097	$20,068
Total Residential Solar Installation	38,579	5,536	114,097	20,068

New Homes Business
Revenue recognized over time	9,443	—	40,075	—
Revenue recognized at a point in time	17,673	—	61,787	—
Total New Homes Business	27,116	—	101,862	—

Sunder
Revenue recognized at a point in time	4,310	—	4,310	—
Total Sunder	4,310	—	4,310	—
Total revenue	$70,005	$5,536	$220,269	$20,068

Total revenue recognized over time	$48,022	$5,536	$154,172	$20,068
Total revenue recognized at a point in time	21,983	—	66,097	—

All revenue was generated in the United States.

Remaining performance obligations

The Company elected the practical expedient not to disclose the remaining performance obligations for contracts that are less than one year in length.

Incremental costs of obtaining customer contracts

Incremental costs of obtaining customer contracts consist of sales commissions, which are costs paid to third-party vendors who source residential customer contracts for the sale of solar energy systems by the Company. The Company defers sales commissions and recognizes expenses in accordance with the timing of the related revenue recognition. Amortization of deferred commissions is recorded as sales commissions in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. As of September 28, 2025 and December 29, 2024, deferred commissions were not material.

(f) Prepaid expenses and other current assets

The following table summarizes the components of prepaid expenses and other current assets:

	As of
	September 28,	December 29,
	2025	2024
Deferred costs	$20,737	$3,759
Other	93	4,447
Total prepaid expenses and other current assets	$20,830	$8,206

(g) Recent accounting pronouncements

Accounting pronouncements adopted

In July 2025, the FASB issued ASU 2025-05 “Measurement of Credit Losses for Accounts Receivable and Contract Assets” which provides an update to all entities with a practical expedient when estimating expected credit losses. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company adopted ASU 2025-05 in the thirteen week period ended September 28, 2025. The impact of the adoption was not material to the condensed consolidated financial statements.

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

In November 2024, the FASB issued ASU No. 2024-04, Debt-Debt with Conversion and Other Options (Subtopic 470-20) (“ASU 2024-04”). The guidance in ASU 2024-04 clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The standard is effective for fiscal years beginning after December 15, 2025, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted as of the beginning of a reporting period if the entity has also adopted ASU 2020-06 for that period. The Company is currently evaluating the impact that the adoption of ASU 2024-04 may have on its consolidated financial statements.

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

In September 2025, the FASB issued ASU 2025-06 “Targeted improvements to the Accounting for Internal-Use Software” which is an update to remove all references to prescriptive and sequential software development stages (referred to as “project stages”). This ASU is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact that the adoption of ASU 2025-06 may have on its consolidated financial statements.

(h) Changes in related parties

Transactions with CRSEF Solis Holdings, LLC and its affiliates (“Carlyle”), have been disclosed as related party transactions until it ceased being a significant shareholder in the Company. Beginning in the thirteen week period ended June 29, 2025, transactions with Carlyle are no longer deemed related party transactions. The Company continues to engage in transactions Carlyle as it is a creditor of the Company’s 12.0% senior unsecured convertible notes. Refer to Note 9 – Borrowings and Derivative Liabilities for additional information.

Polar Multi-Strategy Master Fund (“Polar”) ceased to be a related party, and as a result, beginning in the thirteen week period ended June 29, 2025, transactions with Polar are no longer deemed related party transactions. Transactions previously reported with Polar have been disclosed as related party transactions. The Company continues to have a forward purchase agreement obligation with Polar.

(3) Business Combinations

SunPower Acquisition

On September 30, 2024, commencing the Company’s fourth quarter of fiscal 2024, the Company completed the acquisition of certain assets and assumption of certain liabilities from SunPower Debtors for an aggregate cash consideration paid of $54.5 million, net of $1.0 million of cash acquired. Prior to its declaration of bankruptcy SunPower Debtors was a solar technology and energy services provider that offered fully integrated solar, storage, and home energy solutions to customers in the United States through an array of hardware, software, and “Smart Energy” solutions. The financial results of the SunPower Acquisition have been included in the Company’s unaudited condensed consolidated financial statements since the date of the SunPower Acquisition. This transaction was accounted for as a business combination in accordance with ASC 805, Business Combinations.

Transaction costs incurred in connection with the close of the SunPower Acquisition totaled $7.2 million and were expensed by the Company and included in general and administrative expenses within the fourth quarter of the Company’s fiscal year ended December 29, 2024.

The fair values of assets acquired and liabilities assumed were based upon a preliminary valuation. Consistent with previous disclosures, the Company disclosed that further adjustments to the Company’s inventory were expected in the thirty-nine week period ended September 28, 2025.  As of September 28, 2025, the Company finalized the fair value of the assets acquired and liabilities assumed. The inventory acquired related to 1) work-in-progress at various stages of completion as of the acquisition date for which further analysis was required in order to determine which systems could be sold to a financing partner (for which the remaining units determined to be sellable to that partner were resolved during the thirteen-weeks ended September 28, 2025) and 2) completed systems that were acquired as of the acquisition date for which uncertainty existed due to unsettled matters with the SunPower Bankruptcy Estate (which were resolved in connection with the Company’s settlement  with the SunPower Bankruptcy Estate). The final determination of the fair values of the inventory and intangibles upon settlement of these matters resulted in a revision to the inventory and intangibles with the offsetting adjustment to goodwill during the measurement period. The Company concluded that the finalization of the measurement period adjustment resulted in the recognition of $2.2 million of costs of goods in the thirteen week period ended September 28, 2025 that would have been recognized in the thirteen week period ended June 29, 2025 (which the Company concluded was not material to the financial statements for the thirteen- and thirty-nine week periods ended September 28, 2025).

The following table summarizes the provisional and final fair values of identifiable assets acquired and liabilities assumed and measurement period adjustments (in thousands):

	Provisional fair values	Measurement period adjustment	Final fair values as of September 28, 2025
Net assets acquired:
Cash	$1,000	$—	$1,000
Accounts receivable	16,614	—	16,614
Inventories	27,706	20,682	48,388
Prepaid expenses and other current assets	2,219	—	2,219
Property and equipment	5,867	—	5,867
Operating lease right-of-use assets	2,506	—	2,506
Other noncurrent assets	541	—	541
Intangibles	18,100	(2,206)	15,894
Deferred revenue	(7,361)	—	(7,361)
Accounts payable	(5,270)	—	(5,270)
Accrued expenses and other current liabilities	(13,955)	—	(13,955)
Operating lease liabilities	(2,963)	—	(2,963)
Other long-term liabilities	(8,980)	—	(8,980)
Fair value of net tangible assets acquired	36,024	18,476	54,500
Goodwill recognized	18,476	(18,476)	—
Consideration transferred	$54,500	$—	$54,500

Sunder Energy LLC Acquisition

On September 24, 2025 (“Closing”), the Company completed the acquisition of all assets and assumption of all liabilities of the Membership Interests of Sunder for aggregate consideration of $57.8 million. Sunder is a solar sales company. The Company acquired Sunder as a strategic acquisition to expand its overall market share and its penetration into more U.S. states. Per the terms of the MIPA, the Company acquired all of the outstanding membership interest of Sunder for (1) $20.7 million in cash, subject to certain working capital and other adjustments; (2) a promissory note to the Member in the principal amount of $20.0 million (“Seller Note”); (3) and 10.0 million shares of the Company’s common stock (valued at the closing share price on September 24, 2025, of $1.71 per share), consisting of (i) 3,333,334 shares of the Company’s common stock and (ii) subject to approval of such issuances by the Company’s stockholders, (x) an additional 3,333,333 shares of the Company’s common stock to be issued on the 12-month anniversary of the Closing and (y) a further 3,333,333 shares of the Company’s common stock to be issued on the 18-month anniversary of the Closing (“Deferred Consideration Shares”). In lieu of issuing the Deferred Consideration Shares, the Company, in its sole discretion, may elect to pay the Member a cash payment equal to the number of Deferred Consideration Shares otherwise issuable by the Company multiplied by the volume-weighted average price of the Company’s common stock as quoted on Nasdaq for the 30-trading day period ending two business days prior to the date on which the applicable Deferred Consideration Shares were otherwise issuable (“Cash in Lieu Amount”). If the Company elects to pay the Cash in Lieu Amount, 50% of the Cash in Lieu Amount will be paid on the three-month anniversary of the date on which the applicable Deferred Consideration Shares were otherwise issuable, with the remaining 50% of the Cash in Lieu Amount payable on the 6 month anniversary of the date on which the applicable Deferred Consideration Shares were otherwise issuable. The shares of the Company’s common stock were valued at $17.1 million at the date of acquisition. The deferred consideration paid and payable in connection with the Sunder acquisition was accounted for on the Company’s balance sheet as of September 28, 2025, as (i) $5.7 million within Additional paid-in capital, (ii) $5.7 million within Accrued expenses and other current liabilities, and (iii) $5.7 million within Other long-term liabilities.

The total consideration is summarized as follows (in thousands):

Consideration
Cash	$20,689
Seller note	20,000
Equity 3.3 million shares of the Company’s common stock	5,700
Contingent consideration arrangement – up to 6.6 million shares of the Company’s common stock	11,400
Fair value of total consideration transferred	$57,789

The fair values of assets acquired and liabilities assumed were based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period. Due to the timing of the acquisition at the end of the September 28, 2025 quarterly period, the purchase price accounting remains open for the components of working capital, identification and valuation of intangibles and allocation of goodwill to reportable segments. The Company has elected the practical expedient within ASC 805-20-30-27 through 805-20-30-30 to recognize and measure contract liabilities in accordance with ASC 606 – Revenue from Contracts with Customers as if it had originated the acquired contract. Thus, the amount of any contract liabilities immediately prior to the acquisition will be the comparable amounts recognized in the determination of assets acquired and liabilities assumed by the Company.

 The following table summarizes the provisional fair value of identifiable assets acquired and liabilities assumed (in thousands):

Net assets acquired:
Accounts receivable	$257
Prepaid expenses and other current assets	387
Property and equipment	241
Operating lease right-of-use assets	313
Other noncurrent assets	552
Intangibles	25,922
Contract liabilities	(11,073)
Accounts payable	(184)
Accrued expenses and other current liabilities	(1,322)
Operating lease liabilities	(215)
Fair value of net tangible assets acquired	14,878
Goodwill recognized	42,911
Consideration transferred	$57,789

As of the date of acquisition the intangible assets acquired and estimated useful lives were as follows:

	Estimated useful life	Amount
Customer related intangible	1 year	$9,279
Trademark - Sunder	5 years	2,427
Developed technology - Sunder	5 years	14,216
Balance at end of period		$25,922

Goodwill represents the excess of the preliminary estimated consideration transferred over the fair value of the net tangible and intangible assets acquired that is associated with the excess cash flows that the acquisition is expected to generate in the future. The goodwill is tax deductible.

The Sunder acquisition contributed $4.3 million in revenue and $0.3 million of income before income taxes for the period from the acquisition date to September 28, 2025.

Unaudited pro forma financial information

The following presents the unaudited pro forma consolidated financial information of the Company for the periods presented, as if the SunPower Acquisition and Sunder had been acquired as of January 1, 2024.

The unaudited pro forma combined financial information does not give effect to any cost savings, operating synergies or revenue synergies that may result from the acquisition of SunPower Acquisition or Sunder. The pro forma results do not necessarily reflect the actual results of operations of the combined business (in thousands).

	Thirty-Nine Weeks Ended
	September 28,	September 29,
	2025	2024
Pro forma revenue	$276,353	$319,639
Pro forma net loss from continuing operations	(45,402)	(364,510)

(4) Fair Value Measurements

The following table sets forth the Company’s financial assets and liabilities that are measured at fair value, on a recurring basis (in thousands):

	As of September 28, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets
Restricted cash	$3,841	$—	$—	$3,841
Total	$3,841	$—	$—	$3,841
Financial Liabilities
July 2024 Notes derivative liability	$—	$—	$21,664	$21,664
July 2024 Notes derivative liability – related parties	—	—	13,940	13,940
September 2024 derivative liability	—	—	53,301	53,301
September 2024 derivative liability – related parties	—	—	5,922	5,922
July 2025 Note derivative liability– related party	—	—	3,468	3,468
September 2025 Notes derivative liability	—	—	16,274	16,274
Forward purchase agreement liabilities	—	—	4,301	4,301
Public warrants	—	—	2,588	2,588
Private placement warrants	—	—	1,880	1,880
Working capital warrants	—	—	215	215
SAFE Agreement with related party	—	—	497	497
Total	$—	$—	$124,050	$124,050

	As of December 29, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Restricted cash	$3,841	$—	$—	$3,841
Total	$3,841	$—	$—	$3,841
Financial Liabilities
July 2024 Notes derivative liability	$—	$—	$13,563	$13,563
July 2024 Notes derivative liability – related parties	—	—	21,127	21,127
September 2024 Notes derivative liability	—	—	55,474	55,474
September 2024 Notes derivative liability – related parties	—	—	6,958	6,958
Forward purchase agreement liabilities (1)	—	—	3,494	3,494
Public warrants	—	—	862	862
Private placement warrants	—	—	627	627
Working capital warrants	—	—	72	72
SAFE Agreement with related party	—	—	384	384
Total	$—	$—	$102,561	$102,561

(1)	Includes $1.3 million due to related parties as of and December 29, 2024.

Subsequent to issuance, changes in the fair value of the derivative liabilities, liability classified warrants, forward purchase agreements and SAFEs are recorded within Other expense, net in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.

Derivative liabilities

The Company issued derivative liabilities in conjunction with the issuance of certain convertible notes in July 2024 September 2024 and July 2025 (as defined in Note 9 – Borrowings and Derivative Liabilities). The Company valued the derivative liabilities as of September 28, 2025, and December 29, 2024 using a binomial lattice model, which includes Level 3 unobservable inputs. The key inputs used were dividend yield, the Company’s common stock price, volatility, and risk-free rate of the derivative liabilities.

The July 2024 Notes derivative liability valuation included the following inputs:

	As of
	September 28, 2025	December 29, 2024
Coupon rate	12.0%	12.0%
Conversion rate	595.24	595.24
Conversion price	$1.68	$1.68
Common stock price	$1.77	$1.81
Risk-free rate	3.7%	4.43%
Volatility	73.9%	62.0%
Dividend yield	0.0%	0.0%

The September 2024 Notes derivative liability valuation included the following inputs:

	As of
	September 28, 2025	December 29, 2024
Coupon rate	7.0%	7.0%
Conversion rate	467.84	467.84
Conversion price	$2.14	$2.14
Common stock price	$1.77	$1.81
Risk-free rate	3.7%	4.43%
Volatility	77.8%	66.6%
Dividend yield	0.0%	0.0%

The July 2025 Note derivative liability valuation included the following inputs:

As of
September 28, 2025
Coupon rate	12.0%
Conversion rate	558.66
Conversion price	$1.79
Common stock price	$1.77
Risk-free rate	3.7%
Volatility	75.1%
Dividend yield	0.0%

The September 2025 Notes derivative liability valuation included the following inputs:

As of
September 28, 2025
Coupon rate	7.0%
Conversion rate	467.84
Conversion price	$2.14
Common stock price	$1.77
Risk-free rate	3.7%
Volatility	77.8%
Dividend yield	0.0%

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

Private placement and working capital warrants

The private placement and working capital warrants are measured at fair value. The Company valued the private placement and working capital warrants, based on a Black-Scholes Option Pricing Method, which included the following inputs:

	As of
	September 28,	December 29,
	2025	2024
Expected term	2.81 years	3.56 years
Expected volatility	169.0%	68.1%
Risk-free rate	3.65%	4.39%
Expected dividend yield	0.00%	0.00%

Forward purchase agreement liabilities

In the Third Quarter 2025, the Company entered into individual amendments with Meteora Special Opportunity Fund I, LP (“MSOF”), Meteora Capital Partners, LP (“MCP”), and Meteora Select Trading Opportunities Master, LP (“MSTO”) (with MSOF, MCP, and MSTO collectively as “Meteora”), Sandia Investment Management LP (“Sandia”) and Polar (collectively, the “FPA Amendments”) which among other things, extended the valuation date applicable to each of the FPAs.

FPAs are measured at fair value on a recurring basis using a Monte Carlo simulation analysis. The expected volatility is determined based on the historical equity volatility of comparable companies over a period that matches the simulation period, which included the following inputs:

	As of
	September 28,	December 29,
	2025	2024
VWAP	$1.86	$1.78
Simulation period	0.80 years	0.55 years
Risk-free rate	3.73%	4.28%
Volatility	84.8%	117%

SAFE agreement with related party

The SAFE Agreement was valued based on a conversion probability of 50% based on historical SAFE agreements and a 50% discount rate at the time of conversion as of September 28, 2025, and December 29, 2024.

Financial liabilities not measured at fair value on a recurring basis:

The July 2024 Notes, the September 2024 Notes, the July 2025 Note, and the September 2025 Notes were fair valued using a binomial lattice model, which includes Level 3, unobservable inputs. The key inputs used are consistent with those used to fair value the derivative liabilities as discussed under Derivative Liabilities above. The following table sets forth the Company’s financial liabilities that were not measured at fair value, on a non-recurring basis (in thousands):

	As of September 28, 2025
		Fair value
	Carrying value	Estimated fair value	Level 1	Level 2	Level 3	Total
Financial Liabilities
July 2024 Notes	$36,998	$34,187	$—	$—	$34,187	$34,187
July 2024 Notes – related parties	8,155	22,042	—	—	22,042	22,042
September 2024 Notes	15,750	78,563	—	—	78,563	78,563
September 2024 Notes – related parties	1,714	8,729	—	—	8,729	8,729
July 2025 Note – related party	1,373	6,250	—	—	6,250	6,250
September 2025 Notes	4,218	25,090	—	—	25,090	25,090
Total	$68,208	$174,861	$—	$—	$174,861	$174,861

	As of December 29, 2024
		Fair value
	Carrying value	Estimated fair value	Level 1	Level 2	Level 3	Total
Financial Liabilities
July 2024 Notes	$17,965	$21,390	$—	$—	$21,390	$21,390
July 2024 Notes - related parties	24,632	33,323	—	—	33,323	33,323
September 2024 Notes	5,636	77,245	—	—	77,245	77,245
September 2024 Notes - related parties	476	8,583	—	—	8,583	8,583
Total	$48,709	$140,541	$—	$—	$140,541	$140,541

(5) Other Intangible Assets

The Company’s other intangible assets were acquired in connection with the SunPower Acquisition and Sunder acquisition transactions. The following table represents the Company’s other intangible assets with finite useful lives as of September 28, 2025, and December 29, 2024 (in thousands):

As of September 28, 2025	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer related intangible	$9,279	$—	$9,279
Trademark – Blue Raven Solar (1)	7,094	(840)	6,254
Trademark – SunPower (1)	4,300	(520)	3,780
Trademark – Sunder	2,427	—	2,427
Developed technology (1)	4,500	(1,500)	3,000
Developed technology – Sunder	14,216	—	14,216
Total	$41,816	$(2,860)	$38,956

As of December 29, 2024	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademark – Blue Raven Solar (1)	$8,400	$(210)	$8,190
Trademark – SunPower (1)	5,200	(130)	5,070
Developed technology (1)	4,500	(375)	4,125
Total	$18,100	$(715)	$17,385

(1)	The gross carrying amounts as of September 28, 2025 reflect the final allocation of the purchase consideration in connection with the SunPower Acquisition. The gross carrying amounts as of December 29, 2024 were provisional amounts.

Aggregate amortization expense of intangible assets was $0.7 million and $2.1 million for the thirteen and thirty-nine week periods ended September 28, 2025, respectively. Amortization expense was zero in each of the thirteen and thirty-nine week periods ended September 29, 2024. Amortization expense is recognized within general and administrative expenses in the accompany unaudited condensed consolidated statements of operations and comprehensive loss.

(6) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of
	September 28,	December 29,
	2025	2024
Accrued compensation and benefits	$5,983	$6,619
Professional fees	3,819	8,028
Installation costs	15,097	6,177
Accrued legal settlements	9,153	7,700
Accrued taxes	769	769
Accrued rebates and credits	5,769	7,641
Operating lease liabilities, current	1,689	1,412
Finance lease liabilities, current	1,924	2,053
Accrued warranty, current	1,229	2,531
Accrued interest (1)	3,640	4,523
Deferred consideration	5,700	—
Other accrued liabilities	4,499	8,628
Total accrued expenses and other current liabilities	$59,271	$56,081

(1)	Includes related party accrued interest of $1.2 million and $2.2 million as of September 28, 2025 and December 29, 2024, respectively.

(7) Other Expense, Net

Other expense, net consists of the following (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Loss on issuance of derivative liabilities(1)	$—	$(24,688)	$—	$(24,688)
Change in fair value of derivative liabilities(2)	(2,034)	(37,875)	1,639	(37,875)
Change in fair value of forward purchase agreement liabilities(3)	(2,420)	7,728	(807)	4,906
Change in fair value of SAFE Agreement with related party	(79)	(900)	(113)	(900)
Change in fair value of FACT public, private placement and working capital warrants	(78)	(6,052)	(3,122)	(6,295)
Change in fair value of Carlyle Warrants with related party	—	—	—	2,869
Change in fair value of redeemable convertible preferred stock warrant liability	—	—	—	1,310
Loss on conversion of SAFE Agreements to common stock with related party	—	—	—	(1,250)
Other financing costs	—	(3,812)	—	(3,812)
Other, net(4)	355	(85)	679	(499)
Total Other Expense, net	$(4,256)	$(65,684)	$(1,724)	$(66,234)

(1)	Includes $3.0 million of related party expense in each of the thirteen and thirty-nine week periods ended September 29, 2024.

(2)	Includes a loss of $0.3 million and a gain of $1.8 million due to related parties in the thirteen and thirty-nine week periods ended September 28, 2025, respectively. Includes a loss of $22.8 million due to related parties in each of the thirteen and thirty-nine week periods ended September 29, 2024. Refer to Note 9 – Borrowings and Derivative Liabilities for details.

(3)	Includes a gain of zero and $0.1 million due to related parties for the thirteen and thirty-nine week periods ended September 28, 2025, respectively. Includes a gain from related parties of $2.8 million and $1.8 million due to related parties in the thirteen and thirty-nine week periods ended September 29, 2024, respectively.

(4)	Includes zero and $0.1 million of income due to related parties in the thirteen and thirty-nine week periods ended September 28, 2025, respectively.

(8) Capital Stock

The Company has authorized the issuance of 1,000,000,000 shares of common stock and 10,000,000 shares of preferred stock as of September 28, 2025. No preferred stock has been issued and none are outstanding as of September 28, 2025.

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

Under the White Lion Amended SPA, the Company issued 1.0 million and 2.9 million shares of the Company’s common stock for proceeds of $1.7 million and $6.7 million in the thirty-nine week period ended September 28, 2025 and fiscal year ended December 29, 2024, respectively.

The Company has reserved shares of common stock for issuance related to the following:

	As of
	September 28,	December 29,
	2025	2024
Common stock warrants	25,670,265	31,670,265
Employee stock purchase plan	3,174,434	2,628,996
Stock options and RSUs, issued and outstanding	20,553,533	11,979,368
Stock options and RSUs, authorized for future issuance	10,528,534	2,577,895
SAFE Agreement	2,750,000	2,750,000
Forward purchase agreements	6,720,000	6,720,0000
Convertible notes	77,821,528	58,579,636
Deferred consideration	6,666,666	—
Total shares reserved	153,884,960	116,906,160

Warrants

The potential number of shares of the Company’s common stock for outstanding warrants were as follows:

	Potential shares of common stock as of		Exercise
	September 28, 2025	December 29, 2024	price per share	Expiration date
Liability classified warrants
Public Warrants	6,266,667	6,266,667	$11.50	July 18, 2028 (1)
Private Placement Warrants	8,625,000	8,625,000	11.50	July 18, 2028 (1)
Working Capital Warrants	716,668	716,668	11.50	July 18, 2028 (1)
Total shares of common stock – liability classified warrants	15,608,335	15,608,335
Equity classified warrants
Series B Warrants (converted to common stock warrants)	5,054	5,054	$4.30	February 2026
Series C Warrants (converted to common stock warrants)	482,969	482,969	1.00	July 2026
Series C-1 Warrants (converted to common stock warrants)	173,067	173,067	0.01	January 2030
SVB Common Stock Warrants	2,473	2,473	0.38	2033
SVB Common Stock Warrants	2,525	2,525	0.62	2033
Promissory Note Common Stock Warrants	24,148	24,148	0.01	October 2031
July 2023 Common Stock Warrants	38,981	38,981	0.01	July 2028
Common Stock Warrants Issued in 2023 (“Merger Warrants”)	6,266,572	6,266,572	11.50	July 18, 2033
Ayna Warrant	—	6,000,000	0.01	June 2029
Cantor Warrant	3,066,141	3,066,141	1.68	June 2029
Total shares of common stock – equity classified warrants	10,061,930	16,061,930
Total potential shares of common stock	25,670,265	31,670,265

(1)	The warrants expire five years after the Closing date of the Mergers, which date was July 18, 2023, or earlier upon redemption or liquidation.

Ayna warrant

On June 17, 2024, a warrant to purchase 6,000,000 shares of the Company’s common stock (“Ayna Warrant”) was issued to Ayna.AI LLC (“Ayna”) at an exercise price per share of $0.01, subject to the provisions and upon the terms and conditions set forth in the Ayna Warrant. At issuance, the fair value of the Ayna Warrant was determined to be $9.2 million, based on the intrinsic value of the Ayna Warrant and the $0.01 per share exercise price. The Ayna Warrant was set to expire on June 17, 2029. The issuance of the Ayna Warrant by the Company was in satisfaction of the compensation for services provided to the Company by Ayna under the terms of a statement of work (“Ayna SOW”), signed May 21, 2024 (and effective as of March 12, 2024), as incorporated into a master services agreement dated March 12, 2024. Under the Ayna SOW, Ayna provided services in connection with the anticipated return of the Company to cash-flow positive performance.

The Ayna Warrant was accounted for under ASC 718 Compensation – Stock Compensation as it met the conditions for equity classification and therefore, the Ayna Warrant was not subsequently remeasured in future periods. The Company recognized expense of $3.8 million and $5.4 million in the thirteen and thirty-nine week periods ended September 29, 2024, respectively.

The Ayna Warrant became fully exercisable for the 6,000,000 shares of the Company’s common stock on September 9, 2024. The Ayna Warrant was exercised in full for cash of $0.06 million in January 2025.

Cantor warrant

In July 2024, the Company issued a warrant (“Cantor Warrant”) to a third-party service provider to purchase 3,066,141 shares of the Company’s common stock in exchange for services provided in the issuance of the July 2024 Notes (refer to Note 9 – Borrowings and Derivative Liabilities). The Cantor Warrant was immediately exercisable at a price of $1.68 per share and has an expiration date in July 2029. At issuance, the fair value of the Cantor Warrant was determined to be $1.4 million, of which $0.9 million was recorded as a debt discount and $0.5 million was attributable to the convertible notes issued in the Exchange Agreement (as defined in Note 9 – Borrowings and Derivative Liabilities) and reduced the gain on the troubled debt restructuring recognized in the Company’s annual consolidated statement of operations and comprehensive loss for fiscal 2024 as described in Note 9 – Borrowings and Derivative Liabilities. The fair value of the Cantor Warrant was derived using the Black-Scholes model with the following assumptions: expected volatility of 55%; risk-free interest rate of 4.2%; expected term of 5 years; and no dividend yield. The fair value of this warrant was recorded within additional paid-in capital on the Company’s unaudited condensed consolidated balance sheets and has not been subsequently remeasured in future periods as it met the conditions for equity classification.

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

In July 2023, and in connection with the closing of the Mergers, the Company entered into the Carlyle Warrant Amendment (as defined in Note 9 – Borrowings and Derivative Liabilities), Based on the exchange ratio included in the Mergers, the 1,995,879 outstanding warrants to purchase Legacy Complete Solaria Common Stock prior to modification were exchanged into warrants to purchase 1,995,879 shares of Complete Solaria Common Stock. The Carlyle Warrant Amendment required the Company to issue to Carlyle a warrant to purchase up to 2,745,879 shares of Complete Solaria Common Stock at a price per share of $0.01, which was inclusive of the outstanding warrant to purchase 1,995,879 shares at the time of modification. The warrant, which expires on July 18, 2030, provided Carlyle with the right to purchase shares of Complete Solaria Common Stock based on (a) the greater of (i) 1,995,879 shares and (ii) the number of shares equal to 2.795% of Complete Solaria’s issued and outstanding shares of common stock, on a fully-diluted basis; plus (b) on and after the date that was ten (10) days after the date of the agreement, an additional 350,000 shares; plus (c) on and after the date that was thirty (30) days after the date of the agreement, if the original investment amount had not been repaid, an additional 150,000 shares; plus (d) on and after the date that was ninety (90) days after the date of the agreement, if the original investment amount had not been repaid, an additional 250,000 shares, in each case, of Complete Solaria Common Stock at a price of $0.01 per share. The modification of the warrant resulted in the reclassification of previously equity-classified warrants to liability classification, which was accounted for in accordance with ASC 815 Derivatives and Hedging and ASC 718, Compensation – Stock Compensation.

The change in the fair value of the liability classified Carlyle Warrant through June 30, 2024, was recorded within Other expense, net in the accompanying condensed consolidated statements of operations and comprehensive loss. The change in the fair value of the Carlyle Warrant resulted in income of $2.9 million in the twenty-six week period ended June 30, 2024.

On July 1, 2024, in connection with the Exchange Agreement, the Carlyle Warrant was modified, and the modification fixed the number of shares of the Company’s common stock that may be issued upon exercise of the Carlyle Warrant at 4,936,483. At the July 1, 2024, modification date, the Carlyle Warrant had a fair value of $7.3 million compared to its fair value of $6.6 million on June 30, 2024. The Company recognized this $0.7 million of expense related to the remeasurement of the Carlyle Warrant liability to its fair value within “Gain on Extinguishment of Debt” within the Company’s consolidated statement of operations and comprehensive loss in its fiscal 2024 consolidated results. The modification of the Carlyle Warrant also resulted in the reclassification of the Carlyle Warrant from liability to equity classification, resulting in an increase to additional paid-in capital of $7.3 million and a reduction in the warrant liability of $7.3 million.

Carlyle exercised the warrant for shares of the Company’s common stock in the fourth quarter of fiscal 2024.

(9) Borrowings and Derivative Liabilities

The Company’s borrowings and derivative liabilities consist of the following (in thousands):

	As of
	September 28,	December 29,
	2025	2024
12.0% senior unsecured convertible notes
July 2024 Notes	$36,998	$17,965
July 2024 Notes derivative liability	21,664	13,563
July 2024 Notes – related parties	8,155	24,632
July 2024 derivative liability – related parties	13,940	21,127
July 2025 Note – related party	1,373	—
July 2025 Note – derivative liability – related party	3,468	—

7.0% senior unsecured convertible notes
September 2024 Notes	15,750	5,636
September 2024 Notes derivative liability	53,301	55,474
September 2024 Notes – related party	1,714	476
September 2024 Notes – derivative liability – related party	5,922	6,958
September 2025 Notes	4,218	—
September 2025 Notes derivative liability	16,274	—

Note payable to Seller – related party	20,000	—
Loan with related party	1,500	1,500
Total notes payable	204,277	147,331
Less current portion	(21,500)	(1,500)
Notes payable and convertible notes, net of current portion	$182,777	$145,831

As classified in the unaudited condensed consolidated balance sheets
Notes payable to related parties	21,500	1,500
Notes payable and derivative liabilities	148,205	92,638
Notes payable and derivative liabilities with related parties, net of current portion	34,572	53,193
Total notes payable	$204,277	$147,331

12.0% senior unsecured convertible notes

July 2024 Notes

In July 2024, the Company issued $46.0 million of senior unsecured convertible notes (“July 2024 Notes”) to various lenders. Of the July 2024 Notes, $10.0 million were issued to a third party, $18.0 million were issued to a related party affiliated with the Company’s Chief Executive Officer and a director, Rodgers Revocable Trust, and $18.0 million were issued in exchange for the cancellation of indebtedness as discussed below of which $10.0 million were issued to Carlyle which was also deemed to be a related party at the date of the exchange. During the thirteen week period ended June 29, 2025, Carlyle was no longer deemed a related party to the Company. Refer to Note 2 (h) – Summary of Significant Accounting Policies – “Changes in related parties” for details. The July 2024 Notes bear interest at 12.0% per annum, and the principal is payable in full at maturity on July 1, 2029. The interest is payable in cash on January 1 and July 1 of each year, beginning on July 1, 2025. The interest rate increases by 3% in the event of default. The July 2024 Notes are convertible into shares of the Company’s common stock at the option of the holder at a conversion rate of $1.68 per share. Holders of the July 2024 Notes may convert at any time. The July 2024 Notes may be declared due and payable at the option of the holder upon an event of default and upon a qualifying change of control event. The conversion option was required to be bifurcated as a derivative liability, and the Company recorded an initial derivative liability of $28.7 million on the issuance date with a corresponding debt discount.

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

There are no financial covenants. The July 2024 Notes are not in default. However, due to the Company’s delayed filing of its Form 10-K for the year ended December 29, 2024, the Company was required to accrue incremental interest of 0.5% beginning April 16, 2025 through April 30, 2025, the date upon which the Form 10-K was filed. Due to the Company’s delayed filing of its Form 10Q for the third quarter ended September 28, 2025 (“Q3 2025 Form 10Q”), the Company was required to accrue incremental interest of 0.5% beginning November 17, 2025, through December 19, 2025, the date upon which the Q3 2025 Form 10Q was filed.

The carrying amount of the convertible July 2024 Notes, inclusive of the fair value of the derivative liabilities was as follows (in thousands):

	As of
	September 28,	December 29,
	2025	2024
July 2024 Notes	$69,876	$70,348
July 2024 Notes derivative liability	35,604	34,690
Less Unamortized debt discount	(24,723)	(27,751)
Total carrying amount of July 2024 Notes	$80,757	$77,287

Contingent interest payable upon default and included in the July 2024 Notes was as follows (in thousands):

	As of
	September 28,	December 29,
	2025	2024
Contingent interest payable	$2,359	$1,255
Contingent interest payable – related parties	—	1,575
Total contingent interest payable	$2,359	$2,830

Interest expense and amortization of debt discount cost were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Interest expense	$1,410	$849	$4,182	$849
Amortization of debt discount	1,072	864	3,028	864
Total	$2,482	$1,713	$7,210	$1,713

Related parties’ portion of interest expense and amortization of debt discount included in the above amounts
Interest expense — related parties	$550	$546	$1,932	$546
Amortization of debt discount — related parties	421	526	1,391	526
Total — related parties	$971	$1,072	$3,323	$1,072

July 2025 Note – related party

On July 10, 2025, the Company issued a convertible promissory note (the “July 2025 Note”) to the Rodgers Revocable Trust in exchange for $5.0 million of proceeds received by the Company.

The July 2025 Note has a stated interest rate of 12.0%. The July 2025 Note is a general unsecured obligation of the Company and will mature on July 1, 2029, unless earlier converted, redeemed or repurchased. Interest on the July 2025 Note will accrue at a rate of 12.00% per year from the date of issuance and will be payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2026. The July 2025 Note is convertible at the option of the holder at any time prior to the payment of the payment of the principal amount of the July 2025 Note in full. Upon conversion of the July 2025 Note, the Company will satisfy its conversion obligation by delivering shares of common stock and paying cash in respect of any fractional shares. The conversion rate of the July 2025 Note is initially equal to 558.6592 shares of common stock per $1,000 principal amount due under the July 2025 Note. The conversion rate is subject to adjustment from time to time pursuant to the terms of the July 2025 Note. The conversion option related to the July 2025 Note was required to be bifurcated as a derivative liability, and the Company recorded a derivative liability of $3.7 million on the issuance date. The July 2025 Note has an effective interest rate of 62.8%.

The carrying amount of the convertible July 2025 Note, inclusive of the fair value of the derivative liabilities was as follows (in thousands):

	As of
	September 28,	December 29,
	2025	2024
July 2025 Note – related party	$5,000	$—
July 2025 Note derivative liability – related party	3,468	—
Less Unamortized debt discount	(3,627)	—
Total carrying amount of July 2025 Note – related party	$4,841	$—

Interest expense and amortization of debt discount cost, all of which was with a related party were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Interest expense – related party	$138	$—	$138	$—
Amortization of debt discount – related party	53	—	53	—
Total – related party	$191	$—	$191	$—

7.0% senior unsecured convertible notes

On September 16, 2024, the Company entered into an Indenture agreement with U.S. Bank Trust Company, National Association, as trustee (the “Indenture”), for the issuance of 7.0% senior unsecured convertible notes (“7.0% Senior Notes”). The 7.0% Senior Notes issued under the Indenture bear interest at 7.0% per annum, and the interest is payable semiannually in arrears on January 1 and July 1 of each year beginning on January 1, 2025. The principal is payable in full at maturity on July 1, 2029. The 7.0% Senior Notes are convertible into shares of the Company’s common stock at the option of the holder at a conversion rate of $2.14 per common share. Holders of the 7.0% Senior Notes may convert at any time. The 7.0% Senior Notes may be declared due and payable at the option of the holder upon an event of default and upon a qualifying change of control event. There are no financial covenants. As described below, the Company has issued multiple tranches under this Indenture.

September 2024 Notes

In September 2024, the Company issued $66.8 million of the 7.0% Senior Notes to various parties (the “September 2024 Notes”), $4.0 million of which were issued to Rodgers Family Freedom and Free Markets Charitable Trust (“Massey Charitable Trust”), a related party and $4.0 million were issued to Rodgers Revocable Trust (collectively with Massey Charitable Trust, “Massey Trusts”), also a related party. The conversion option related to the September 2024 Notes was required to be bifurcated as a derivative liability, and the Company recorded a derivative liability of $91.5 million on the issuance date. As the fair value of the derivative liability exceeded the proceeds received, the Company recorded a corresponding financing loss of $24.7 million and debt discount for $66.8 million as of the issuance date as further described below in the Exchange Agreement. In December 2024, the Company issued an additional $13.0 million of September 2024 Notes for cash. The Company recognized a $10.9 million debt discount in connection with these additional proceeds. The Company issued an additional $0.2 million of September 2024 Notes in the thirteen week period ended March 30, 2025. The effective interest rates are 27.6%, 47.3% and 7.0% on the September 2024 Notes’ principal amounts of $66.8 million, $13.0 million and $0.2 million, respectively.

The carrying amount of the convertible September 2024 Notes, inclusive of the fair value of the derivative liabilities was as follows (in thousands):

	As of
	September 28,	December 29,
	2025	2024
September 2024 Notes	$80,000	$79,800
September 2024 Notes derivative liability	59,223	62,432
Less Unamortized debt discount	(62,536)	(73,688)
Total carrying amount of September 2024 Notes and derivative liabilities	$76,687	$68,544

Interest expense and amortization of debt discount cost were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Interest expense	$1,431	$52	$4,253	$52
Amortization of debt discount	3,790	454	11,152	454
Total	$5,221	$506	$15,405	$506

Related parties’ portion of interest expense and amortization of debt discount included in the above amounts
Interest expense – related parties	$143	$6	$425	$6
Amortization of debt discount – related parties	422	54	1,253	54
Total – related parties	$565	$60	$1,678	$60

September 2025 Notes

On September 21, 2025, the Company issued an additional $22.0 million of the 7.0% Senior Notes (the “September 2025 Notes”) to various parties. The September 2025 Notes were issued pursuant to the Indenture. The September 2025 Notes contain a conversion option related to which requires bifurcation and recognition of a derivative liability, and the Company recorded a derivative liability of $15.4 million on the issuance date. The Company recognized a $2.2 million debt discount and $0.2 million of debt issuance costs in connection with the September 2025 Notes. The effective interest rate on the September 2025 Notes is 65.1%. The net proceeds of $19.6 million from the issuance of the September 2025 Notes were principally used to pay a portion of the cash consideration for the Company’s acquisition of Sunder.

The carrying amount of the convertible September 2025 Notes, inclusive of the fair value of the derivative liabilities was as follows (in thousands):

	As of
	September 28,	December 29,
	2025	2024
September 2025 Notes	$22,000	$—
September 2025 Notes derivative liability	16,274	—
Less Unamortized debt discount	(17,782)	—
Total carrying amount of September 2025 Notes and derivative liabilities	$20,492	$—

Interest expense and amortization of debt discount cost were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Interest expense	$34	$—	$34	$—
Amortization of debt discount	26	—	26	—
Total	$60	$—	$60	$—

Note payable to Seller – related party

On September 24, 2025, the Company issued a note payable to the sellers of Sunder (“Seller Note”) to the Seller/Member in connection with the acquisition of 100% of the membership interests in Sunder. The Seller Note has an original principal amount of $20.0 million. The Seller Note bears interest at 7.0% per annum, compounded at the end of each calendar quarter. Interest is due and payable concurrent with the payment of the principal balance. The maturity date under the Seller Note is the earlier of (i) May 15, 2026 and (ii) the date on which all amounts under the Seller Note otherwise become due and payable following an event of default. The Seller Note must also be repaid in the event of a change of control of the Company or the sale of all or substantially all of the consolidated assets of the Company and its subsidiaries. The Seller Note includes customary events of default, including: (a) the Company’s failure to pay the Seller Note when due, (b) the Company’s voluntary or involuntary bankruptcy, (c) the Company’s liquidation or dissolution, (d) a change of control of the Company, (e) the Company’s material breach of the covenants applicable to the Company under the Seller Note, subject to applicable cure periods, and (f) if any of the Company’s representations or warranties made in the Seller Note were untrue in any material respect when made. The Company concluded that since the sellers joined the Company and have a level of influence that is not insignificant, they are related parties of the Company and therefore the Seller Note is a related party obligation. Management concluded that the carrying value of the Seller Note approximates its fair value due to the short-term nature of the obligation. Interest expense recognized on the Seller Note was less than $0.1 million in the thirteen and thirty-nine week periods ended September 28, 2025.

Exchange Agreement

On July 1, 2024, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Carlyle, which was deemed to be a related party beginning in fiscal 2024 and ended as of March 30, 2025 as described in Note 2 (h) Summary of Significant Accounting Policies – Changes in related parties, and Kline Hill (as defined below) providing for:

(i)	the cancellation of all indebtedness, inclusive of the CS Solis Debt, owed to Carlyle by the Company, termination of all debt instruments by and between the Company and Carlyle (through the transfer of Carlyle’s interest in CS Solis, LLC, to the Company), and the satisfaction of all obligations owed to Carlyle by the Company under the terminated debt instruments;

(ii)	the issuance of a note for the principal amount of $10.0 million to Carlyle as part of the July 2024 Notes;

(iii)	the cancellation of all indebtedness owed to Kline Hill Partners Fund LP, Kline Hill Partners IV SPV LLC, and Kline Hill Partners Opportunity IV SPV, LLC (collectively “Kline Hill”). by the Company, termination of all debt instruments by and between the Company and Kline Hill, including the 2018 Bridge Notes, the revolving loan and a secured credit facility (“Secured Credit Facility”), and the satisfaction of all obligations owed to Kline Hill by the Company under the terminated debt instruments;

(iv)	the issuance of a note for the principal amount of $8.0 million to Kline Hill as part of the July 2024 Notes; and

(v)	the issuance of 1,500,000 shares of common stock, par value $0.0001 per share, of the Company (the “Common Stock”) to Kline Hill (the “Shares”).

At the date of the cancellation under the Exchange Agreement, the Company’s indebtedness to CS Solis was $37.2 million and the indebtedness to Kline Hill was comprised of the 2018 Bridge Notes of $11.7 million, Revolving Loan balance assigned to Kline Hill of $3.9 million, and the Secured Credit Facility balance of $13.1 million.

The Company concluded that the transactions entered into in the Exchange Agreement represented a troubled debt restructuring as the Company was experiencing financial difficulty, and the new terms of the July 2024 Notes resulted in a concession to the Company. As the carrying amount of the debt exceeded the future undiscounted cash payments under the new terms on the date of the exchange, the Company recorded a gain on the troubled debt restructuring of $19.8 million in the thirteen week and thirty-nine week periods ended September 29, 2024 and recorded an additional gain of $2.5 million in the fourth quarter of fiscal 2024 for an aggregate gain on troubled debt restructuring of $22.3 million in fiscal 2024.

Prior to the Exchange Agreement, the Company recorded accretion of the liability of the debt in CS Solis as related party interest expense of zero and $3.9 million in the thirteen and thirty-nine week periods ended September 29, 2024, respectively.

Interest expense recognized on the 2018 Bridge Notes was zero and $0.7 million in the thirteen and thirty-nine week periods ended September 29, 2024, respectively.

Interest expense on the Secured Credit Facility was zero and $1.0 million in the thirteen and thirty-nine week periods ended September 29, 2024, respectively.

Revolving loan with related party

Prior to entering into the Exchange Agreement, the Company had a revolving loan (“Aggregate Revolving Loan”) due to Kline Hill and Rodgers Revocable Trust, a related party. The Aggregate Revolving Loan had an annual interest rate equal to the greater of 7.75% or Prime plus 4.5%. In connection with the Exchange Agreement in July 2024, $3.5 million of the Revolving Loan, plus accrued interest owed to Kline Hill, was exchanged for a portion of the July 2024 Notes. The principal balance of $1.5 million (“Related Party Loan”) owing to the Rodgers Revocable Trust (plus accrued interest) remained outstanding as of September 28, 2025, and December 29, 2024. There are no financial covenants.

Interest expense recognized on the Aggregate Revolving Loan was less than $0.1 million in each of the thirteen week periods ended September 28, 2025 and September 29, 2024. Interest expense recognized on the Aggregate Revolving Loan was $0.2 million and $0.4 million in the thirty-nine week periods ended September 28, 2025, and September 29, 2024, respectively.

Of the total interest expense recognized on the Aggregate Revolving Loan, related party interest expense recognized was less than $0.1 million in each of the thirteen week periods ended September 28, 2025 and September 29, 2024, and $0.2 million and $0.4 million in the thirty-nine week periods ended September 28, 2025, and September 29, 2024.

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

On April 21, 2024, the Company entered into an amendment (“First SAFE Amendment”) that converted the First SAFE investment of $1.5 million into 4,166,667 shares of the Company’s common stock based on a conversion price of $0.36 per share, defined in the First SAFE Amendment as the product of (i) $0.45, the closing price of the Company’s common stock on April 19, 2024, multiplied by (ii) 80%. Upon conversion, the Company recorded a debit to the First SAFE Agreement of $1.5 million, a credit to Additional paid-in-capital of $1.9 million and recognized expense of $0.4 million within Other expense, net in its unaudited condensed consolidated statement of operations in the Company’s second fiscal quarter ended June 30, 2024.

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

On April 21, 2024, the Company entered into an amendment (“Second SAFE Amendment”) that converted the Second SAFE investment of $3.5 million into 9,722,222 shares of the Company’s common stock based on a conversion price of $0.36 per share, defined in the Second SAFE Amendment as the product of (i) $0.45, the closing price of the Company’s common stock on April 19, 2024, multiplied by (ii) 80%. Upon conversion, the Company recorded a debit to the Second SAFE Agreement of $3.5 million, a credit to Additional paid-in-capital of $4.4 million and recognized expense of $0.9 million within Other expense, net in its unaudited condensed consolidated statement of operations in the Company’s second fiscal quarter ended June 30, 2024.

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

The estimated fair value of the Third SAFE was $0.5 million and $0.4 million as of September 28, 2025 and December 29, 2024, based upon the assumptions disclosed in Note 4 – Fair Value Measurements.

The change in the fair value of the Third SAFE is recorded within Other expense, net in the accompanying condensed consolidated statements of operations and comprehensive loss. The change in the fair value of the Third SAFE was expense of $0.1 million and $0.9 million in the thirteen week periods ended September 28, 2025 and September 29, 2024, respectively. The change in the fair value of the Third SAFE was expense of $0.1 million and $0.9 million in the thirty-nine week periods ended September 28, 2025 and September 29, 2024, respectively.

(11) Stock-Based Compensation

In July 2023, the Company’s board of directors adopted and stockholders approved the 2023 Incentive Equity Plan (the “2023 Plan”). The 2023 Plan became effective immediately upon the closing of the Amended and Restated Business Combination Agreement. Initially, a maximum number of 8,763,322 shares of SunPower common stock may be issued under the 2023 Plan. In addition, the number of shares of SunPower common stock reserved for issuance under the 2023 Plan will automatically increase on January 1 of each year, starting on January 1, 2024 and ending on January 1, 2033, in an amount equal to the lesser of (1) 4% of the total number of shares of SunPower’s common stock outstanding on December 31 of the preceding year, or (2) a lesser number of shares of SunPower common stock determined by SunPower’s Board prior to the date of the increase. The maximum number of shares of SunPower common stock that may be issued on the exercise of incentive stock options (“ISOs”) under the 2023 Plan is three times the number of shares available for issuance upon the 2023 Plan becoming effective (or 26,289,966 shares).

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

The information below summarizes the stock option activity under the Plans.

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding—December 29, 2024	9,997,233	$2.77	5.29	$6,356
Options granted	—
Options exercised	(712,467)	0.73		88
Options canceled	(4,874,689)	2.53
Outstanding—September 28, 2025	4,410,078	3.04		2,157
Vested and expected to vest— September 28, 2025	4,410,078	3.04		2,157
Vested and exercisable— September 28, 2025	2,364,439	6.98		722

The information below summarizes the RSU activity.

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at December 29, 2024	1,982,135	$1.78
Granted	22,235,871	1.73
Vested and released	(4,318,313)	1.74
Cancelled or forfeited	(3,756,238)	1.73
Unvested at September 28, 2025	16,143,455	1.73

Stock-based compensation expense

Stock-based compensation expense was $4.2 million and $8.2 million in the thirteen and thirty-nine week periods ended September 28, 2025. Stock-based compensation expense was $1.5 million and $4.1 million in the thirteen and thirty-nine week periods ended September 29, 2024. As of September 28, 2025, unrecognized stock-based compensation costs related to service-based options and RSUs was $1.6 million and $29.4 million respectively, and such compensation cost is expected to be recognized over a weighted-average period of 2.8 years and 4.3 years, respectively.

(12) Commitments and Contingencies

Warranty provision

Activity by period relating to the Company’s warranty provision was as follows (in thousands):

	Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024
Warranty provision, beginning of period	$5,968	$4,849
Accruals for new warranties issued	3,238	830
Settlements, other	(5,837)	(932)
Warranty provision, end of period	$3,369	$4,747
Warranty provision, current	$1,229	$1,425
Warranty provision, noncurrent	2,140	3,322

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

Settlement of dispute with SunPower Debtors Bankruptcy Estate

Following the consummation of the acquisition of certain assets and assumption of certain liabilities of SunPower Debtors on September 30, 2024, certain matters pertaining to the acquisition were under dispute which included 1) amounts owed to and from the buyer and seller with respect to amounts in escrow related to the consideration transferred, 2) the right to the cash acquired in the acquisition, and 3) the right for the Company to sell and collect for certain solar systems that were acquired as a part of the acquisition that were sold or are to be sold to homebuilders within the New Homes Business. On June 25, 2025, all matters under dispute were resolved by the Company and the SunPower Bankruptcy Estate. Matters 1) and 2) were resolved such that no amounts will be paid (or received) by the Company. Matter 3) was resolved such that the Company has the right to sell the related inventory acquired and collect the underlying sales price for the sale of the solar system. In connection with each system sold, the Company is required to remit a portion of the sales price to the SunPower Bankruptcy Estate.  The impact of the related settlement is not anticipated to be material.

Legal matters

The Company is a party to various legal proceedings and claims which arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the reasonably possible loss. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred. Although claims are inherently unpredictable, the Company is not aware of any matters that may have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows. The Company has a loss contingency for legal settlements of $9.2 million and $7.7 million recorded within accrued expenses and other current liabilities in its unaudited condensed consolidated balance sheets at each of September 28, 2025 and December 29, 2024.

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

On May 11, 2023, SolarPark filed a motion for preliminary injunction to seek an order restraining the Company from using or disclosing SolarPark’s trade secrets, making or selling shingled modules other than those produced by SolarPark, and from soliciting solar module manufacturers to produce shingled modules using Solaria’s shingled patents. On May 18, 2023, the Company responded by filing a motion for partial dismissal and stay. On June 1, 2023, SolarPark filed an opposition to the Company’s motion for dismissal and stay and a reply in support of their motion for preliminary injunction. On June 8, 2023, the Company replied in support of its motion for partial dismissal and stay. On July 11, 2023, the court conducted a hearing to consider SolarPark’s and the Company’s respective motions. On August 3, 2023, the court issued a ruling, which granted the preliminary injunction motion with respect to any purported misappropriation of SolarPark’s trade secrets. The court’s ruling does not prohibit the Company from producing shingled modules or from utilizing its own patents for the manufacture of shingled modules. The court denied SolarPark’s motion seeking a defamation injunction. The court denied the Company’s motion to dismiss and granted the Company’s motion to stay the entire litigation pending the arbitration in Singapore. On September 1, 2023, the Company filed a Limited Notice of Appeal to appeal the August 2023 order granting SolarPark’s motion for preliminary injunction. On September 26, 2023, Solaria filed a Notice of Withdrawal of Appeal and will not appeal the Court’s Preliminary Injunction Order. Between August 2023 and March 2024, the parties were engaged in discovery negotiations and the Company produced documents to SolarPark. The Company produced its last set of documents on March 14, 2024. On August 14, 2025, the Court held a virtual hearing and revived the case. SolarPark subsequently amended the complaint, and the Company responded on October 14, 2025, with a motion to dismiss the complaint in its entirety. The Company also believes it has valid counterclaims to pursue against SolarPark. The litigation remains ongoing.

No liability has been recorded in the Company’s unaudited condensed consolidated financial statements as the likelihood of a loss is not probable at this time.

Siemens litigation

On July 22, 2021, Siemens Government Technologies, Inc. (“Siemens Government Technologies”) filed a lawsuit against Solaria Corporation in Fairfax Circuit Court (the “Court”) in Fairfax, Virginia. On July 27, 2023, Siemens Government Technologies moved to amend the complaint to add Siemens Industry Inc. as a co-plaintiff. This motion was granted on August 25, 2023. On October 23, 2023, Siemens Government Technologies and Siemens Industry Inc. (collectively, “Siemens”) and Solaria Corporation stipulated to add Solar CA, LLC as a co-defendant. Solaria Corporation and Solar CA, LLC (collectively, the “Subsidiaries”) are both wholly-owned subsidiaries of the Company. In the lawsuit, Siemens alleged that the Subsidiaries breached express and implied warranties under a purchase order that Siemens placed with the Subsidiaries for a solar module system. Siemens claimed damages of approximately $6.9 million, inclusive of amounts of the Subsidiaries’ indemnity obligations to Siemens, plus attorneys’ fees.

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

In addition to the above, on August 19, 2024, Siemens applied for the enforcement to a sister state judgment in the Superior Court of Alameda, California and the court entered a judgement in favor of Siemens. On December 9, 2024, Siemens moved to amend the judgment to add the Company as a judgement debtor. The Subsidiaries opposed the Siemens motion. On June 30, 2025, the California court found that the Company should be added as a judgment debtor party in California. In addition, the parties argued the appeal of the underlying Virginia litigation on July 24, 2025. On September 23, 2025, the Virginia Court of Appeals issued a decision on the appeal, affirming the original lower court decision and judgment against the Company. The Alameda County litigation has continued with several upcoming deadlines related to the already-noticed appeal and Siemens’ motion for fees and costs. The Company continues pursuing global settlement negotiations with Siemens.

The Company recognized $6.9 million as a legal settlement loss related to this litigation as of December 31, 2023. In the thirteen week period ended September 28, 2025, the Company recorded an additional $1.1 million of expense within discontinued operations in its unaudited condensed consolidated statement of operations and comprehensive (loss) to bring the liability for legal settlement with Siemens to $8.0 million as of September 28, 2025. This liability is included within accrued expenses and other current liabilities in the Company’s unaudited condensed consolidated balance sheets.

The Company recorded expense of $2.0 million within discontinued operations in its unaudited condensed consolidated statement of operations and comprehensive (loss) in the thirty-nine week period ended September 29, 2024, for attorneys’ fees, expenses, and pre-judgment interest, and this liability was also recorded within accrued expenses and other current liabilities in the Company’s unaudited condensed consolidated balance sheets as of September 28, 2025, and December 29, 2024.

On December 4, 2025, the Company entered into a Settlement Agreement (“Settlement Agreement”) with Siemens to resolve a case in the Court and other related cases as well as to resolve potential claims related to Siemens’ Atwater Wastewater Treatment Plant. In exchange for full releases, the Company agreed to pay Siemens $9.5 million spread across four payments to be made at the end of each calendar quarter during 2026. If the Company successfully engages in any form of new financing or new debt worth $1.0 million or more, or successfully obtains shareholder approval for the issuance of additional shares in connection with the raise of additional funds and/or any merger or acquisition activity, the next due quarterly payment to Siemens (if any) becomes immediately due and payable. The settlement payment to Siemens is secured by a first-priority continuing security interest in $9.5 of Company collateral. This security interest is reduced on a one-to-one basis as the settlement payments are made.

Letters of credit

The Company had $3.5 million of outstanding letters of credit related to normal business transactions as of September 28, 2025 and December 29, 2024. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder. As discussed in Note 2 – Summary of Significant Accounting Policies, the cash collateral in these restricted cash accounts was $3.8 million at each of September 28, 2025 and December 29, 2024.

(13) Income Taxes

As a result of the Company’s history of net operating losses, the Company has provided a full valuation allowance against its deferred tax assets. For each of the thirteen week periods ended September 28, 2025, and September 29, 2024, the Company recognized income tax expense of zero. For the thirty-nine week periods ended September 28, 2025, and September 29, 2024, the Company recognized income tax expense of zero and eleven thousand dollars, respectively.

The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. The OBBBA contains significant changes to corporate taxation, including accelerated deductions for capital expenditures, expensing of research and development costs incurred in the US, and increased deductibility of interest expense. The Company is currently evaluating the impact of OBBBA, but does not expect a material provision would impact the effective tax rate.

(14) Basic and Diluted Net Loss Per Share

The Company uses the two-class method to calculate net loss per share. No dividends were declared or paid in the thirteen and thirty-nine week periods ended September 28, 2025 and September 29, 2024.

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the thirteen and thirty-nine week periods ended September 28, 2025 and September 29, 2024 (in thousands, except share and per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Numerator:
Net loss from continuing operations	$(15,804)	$(77,958)	$(30,099)	$(101,433)
Net loss from discontinued operations	(1,100)	—	(1,100)	(2,007)
Net loss	$(16,904)	$(77,958)	$(31,199)	$(103,440)
Denominator:
Weighted average common shares outstanding, basic and diluted	84,904,228	75,348,627	82,036,790	61,868,747
Net loss per share, basic and diluted:
Continuing operations	$(0.19)	$(1.03)	$(0.37)	$(1.64)
Discontinued operations	(0.01)	—	(0.01)	(0.03)
Net loss	$(0.20)	$(1.03)	$(0.38)	$(1.67)

The computation of basic net loss per share attributable to common stockholders is inclusive of warrants with an insignificant exercise price. The Company’s calculation of  the weighted average shares outstanding is inclusive of 234,610 warrants with an insignificant exercise price (which assumes that the warrants were outstanding as of the beginning of the period or the date of the grant, whichever is earlier) for each of the thirteen and thirty-nine week periods ended September 28, 2025, respectively. The computation of diluted net loss per share attributable to common stockholders is the same for the thirteen and thirty-nine week periods ended September 28, 2025 and September 29, 2024 because the inclusion of potential shares of common stock would have been anti-dilutive for the periods presented.

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been anti-dilutive:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Common stock warrants	25,670,265	31,670,265	25,670,265	31,670,265
Stock options and RSUs issued and outstanding	34,256,501	14,170,385	34,256,501	14,170,385
Convertible notes	77,821,528	58,579,636	77,821,528	58,579,636
Third SAFE Agreement	2,750,000	—	2,750,000	—
Forward Purchase Agreements	6,720,000	—	6,720,000	—
Deferred consideration shares	6,666,666	—	6,666,666	—
Total potential common shares excluded from diluted net loss per share	153,884,960	104,420,286	153,884,960	104,420,286

(15) Segment Information

The segment information is presented on a basis that is consistent with the Company’s internal management reporting. The Company’s Chief Executive Officer (“CEO”) is the Chief Operating Decision Maker (“CODM”). The CODM manages the Company and reports financial results based on three reportable segments which are the same as the Company’s operating segments. The CODM evaluates the performance of these reportable segments and allocates resources to make operating decisions based on certain financial information, including segmented internal income/(loss) prepared on a basis consistent with U.S. GAAP. The measurement criteria is based on their operating revenue and operating income (loss) and excluding any corporate costs which are not allocatable to the operating segments. The CODM’s measurement criteria does not include segment assets. During the periods presented, the Company reported its financial performance through the following three reportable segments; Residential Solar Installation, New Homes Business and Sunder.

Residential Solar Installation. This segment performs solar system, storage and battery installations for residential homeowners.

New Homes Business. This segment is new, as a result of the SunPower Acquisition which occurred in the fourth quarter of fiscal 2024. The Company developed a method to allocate direct expenses for the respective reportable segments. This segment performs solar system installations for new home builders.

Sunder. This segment is new beginning in fiscal year 2025, as a result of the Sunder Acquisition which occurred late in the third quarter of fiscal 2025. This segment’s principal activity is a solar energy sales force to initiate and execute contracts with customers throughout the United States.

	Thirteen Weeks Ended
	September 28, 2025				September 29, 2024
(in thousands)	Residential Solar Installation	New Homes Business	Sunder	Total	Residential Solar Installation	New Homes Business	Sunder	Total
Operating revenues	$38,579	$27,116	4,310	$70,005	$5,536	$—	$—	$5,536

Less:
Cost of revenues	20,984	13,329	3,652	37,965	8,693	—	—	8,693
Sales commissions	7,479	55	—	7,534	7,270	—	—	7,270
Sales and marketing	4,781	1,686	—	6,467	1,093	—	—	1,093
General and administrative(1)	12,240	9,243	—	21,483	18,450	—	—	18,450
Operating (loss) income from continuing operations	(6,905)	2,803	658	(3,444)	(29,970)	—	—	(29,970)
Reconciliation of segment (loss) income from continuing operations before income taxes:
Unallocated amounts:
Interest expense				(8,104)				(2,338)
Interest income				—				86
Other expense, net				(4,256)				(65,684)
Gain on extinguishment of debt				—				19,948
(Loss) from continuing operations before income taxes				$(15,804)				$(77,958)

(1)	For the thirteen weeks ended September 28, 2025, depreciation and amortization expense was $1.0 million, $0.3 million, and zero for the Residential Solar Installation, New Homes Business and Sunder reportable segments, respectively. For the thirteen weeks ended September 29, 2024, depreciation and amortization expense was $0.3 million for the Residential Solar Installation reportable segment.

	Thirty-Nine Weeks Ended
	September 28, 2025				September 29, 2024
(in thousands)	Residential Solar Installation	New Homes Business	Sunder	Total	Residential Solar Installation	New Homes Business	Sunder	Total
Operating revenues	$114,097	$101,862	4,310	$220,269	$20,068	$—	$—	$20,068

Less:
Cost of revenues	67,388	55,930	3,652	126,970	21,834	—	—	21,834
Sales commissions	22,882	1,391	—	24,273	11,691	—	—	11,691
Sales and marketing	19,591	2,173	—	21,764	3,762	—	—	3,762
General and administrative(1)	32,782	19,600	—	52,382	29,789	—	—	29,789
Operating (loss) income from continuing operations	(28,546)	22,768	658	(5,120)	(47,008)	—	—	(47,008)
Reconciliation of segment (loss) income from continuing operations before income taxes:
Unallocated amounts:
Interest expense				(23,258)				(8,230)
Interest income				3				102
Other expense, net				(1,724)				(66,234)
Gain on extinguishment of debt				—				19,948
(Loss) from continuing operations before income taxes				$(30,099)				$(101,422)

(1)	In the thirty-nine weeks ended September 28, 2025, depreciation and amortization expense was $3.4 million, $0.9 million and zero for the Residential Solar Installation, New Homes Business and Sunder reportable segments, respectively. In the thirty-nine weeks ended September 29, 2024, depreciation and amortization expense was $1.0 million for the Residential Solar Installation reportable segment.

(16) Related Party Transactions

Refer to the following notes to the Company’s unaudited condensed consolidated financial statements for details regarding the related party transactions entered into by the Company; Note 1(a) – Description of Business; Note 2(i) – Summary of Significant Accounting Policies – Changes in related parties; Note 4 – Fair Value Measurements; Note 6 – Accrued Expenses and Other Current Liabilities; Note 7 – Other Expense, Net; Note 8 – Capital Stock; Note 9 – Borrowings and Derivative Liabilities, and Note 10 – SAFE Agreements. All other related party transactions are described herein.

The Company determined that SameDay Solar became a related party to the Company during fiscal year 2024. The Company’s revenue is net of dealer fees attributable to SameDay Solar of $0.3 million and $1.6 million in the thirteen and thirty-nine week periods ended September 28, 2025, respectively. The Company’s revenue is net of dealer fees attributable to SameDay Solar of $1.6 million in each of the thirteen and thirty-nine week periods ended September 29, 2024.

(17) Subsequent Events

Partial conversion of September 2024 Notes

Subsequent to September 28, 2025, holders of $10.6 million of the Company’s September 2024 Notes converted their September 2024 Notes into 6.2 million shares of common stock of the Company.

Acquisition of Ambia Energy LLC

On November 11, 2025, the Company announced that it signed a non-binding letter of intent to acquire Ambia Energy, LLC (“Ambia”) located in Lindon, Utah in exchange for approximately $37.5 million of equity in SunPower, subject to customary closing conditions.

On November 21, 2025, the Company entered into a Membership Interest Purchase Agreement (the “Membership Interest Purchase Agreement”) with Ambia and Ambia Holdings, Inc., a Delaware corporation and the sole member of Ambia (the “Member”). The Company, Ambia and the Member completed the closing under the Membership Interest Purchase Agreement (the “Ambia Closing”) on November 21, 2025. At the Ambia Closing, the Company acquired all of the outstanding membership interests of Ambia from the Member for: (a) 10,243,924 shares (the “Closing Consideration Shares”) of common stock of the Company, $0.0001 par value per share (the “Common Stock”), issued at the Ambia Closing to the Member; and (b) the agreement to issue an additional $9.375 million of shares of Common Stock on the six-month anniversary of the Ambia Closing and an additional $9.375 million of shares of Common Stock on the 12-month anniversary of the Ambia Closing (such additional shares of Common Stock, the “Post-Closing Consideration Shares”). The issuance of the Post-Closing Consideration Shares is subject to approval by the Company’s stockholders following the Ambia Closing in accordance with the rules and regulations of the Nasdaq Stock Market (including Nasdaq Listing Rule 5635(a)). The actual number of Post-Closing Consideration Shares issuable by the Company on the six- and 12-month anniversaries of the Ambia Closing will be determined based on the 20-day trailing volume-weighted average price of the Common Stock after market close on the business day immediate prior to the issuance date of the applicable shares (the “VWAP Value”); provided that the VWAP Value for the calculation of the actual number of Post-Closing Consideration Shares issuable by the Company will not be more than $2.8102 per share or less than $1.4988 per share. Additionally, the number of Post-Closing Consideration Shares issuable by the Company is subject to adjustment pursuant to customary working capital and balance sheet adjustment terms and subject to offset for certain indemnifiable damages in accordance with the Membership Interest Purchase Agreement. Pursuant to the terms and conditions of the Membership Interest Purchase Agreement, the Company agreed to register the Closing Consideration Shares and the Post-Closing Consideration Shares for resale to the public under the Securities Act of 1933, as amended. The Membership Interest Purchase Agreement includes customary representations and warranties, covenants, and indemnities, in each case under the circumstances and subject to certain limitations set forth in the Membership Interest Purchase Agreement. The indemnification obligations under the Membership Interest Purchase Agreement are subject to customary baskets and caps. The Company’s primary source of recovery for indemnifiable damages is set off of such damages against the Post-Closing Consideration Shares issuable by the Company following the Ambia Closing.

The initial accounting for this business combination is incomplete at this time due to the proximity of the Ambia Closing to the issuance date of these condensed consolidated financial statements.

NASDAQ Deficiency

On November 19, 2025, the Company received a letter from the Listing Qualifications staff of Nasdaq indicating that, as a result of the Company’s delay in filing its Q3 2025 Form 10Q, the Company was not in compliance with the timely filing requirements for continued listing under Nasdaq Listing Rule 5250(c)(1). The Nasdaq letter had no immediate effect on the listing or trading of the Company’s common stock or warrants. The Nasdaq listing rules require Nasdaq-listed companies to timely file all required periodic reports with the SEC. The Nasdaq letter stated that, under Nasdaq rules, the Company has 60 calendar days to submit a plan to regain compliance with Nasdaq’s continued listing requirements. The Company filed its Q3 2025 Form 10Q on December 19, 2025.

Issuance of 12% convertible senior unsecured convertible note to related party

On November 20, 2025, the Company issued a convertible promissory note in the original principal amount of $2.0 million (“November 2025 Note”) to a trust controlled by the Company’s CEO in exchange for cash. The November 2025 Note is a general unsecured obligation of the Company and will mature on July 1, 2029, unless earlier converted, redeemed or repurchased. Interest on the November 2025 Note will be payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2026. The Note is convertible at the option of the holder at any time prior to the payment of the payment of the principal amount of the November 2025 Note in full. The conversion rate of the November 2025 Note is initially equal to 626.9592 shares of the Company’s common stock per $1,000 principal amount due under the November 2025 Note. The conversion rate shall be subject to adjustment from time to time pursuant to the terms of the November 2025 Note. The Company may not redeem the Note prior to July 5, 2026.

Siemens Settlement

As described in Note 12 – Commitments and Contingencies, the Company entered into a Settlement Agreement with Siemens on December 4, 2025 to resolve a case in the Court and other related cases as well as to resolve potential claims related to Siemens’ Atwater Wastewater Treatment Plant. Refer to Note 12 – Commitments and Contingencies for details.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2025, and related management’s discussion and analysis in Item 7 of the Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

SunPower Inc. (“SunPower” or the “Company”) is the rebranded name of Complete Solaria, Inc. Complete Solaria, Inc. was formed in November 2022 through the merger of Complete Solar and The Solaria Corporation. Founded in 2010, Complete Solar created a technology platform to offer clean energy products to homeowners by enabling a national network of sales partners and build partners. Our sales partners generate solar installation contracts with homeowners on our behalf. To facilitate this process, we provide the software tools, sales support and brand identity to our sales partners, making them competitive with national providers. This turnkey solution makes it easy for anyone to sell solar.

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

As further discussed below and above (Note 15 – Segment Information), we have three reportable segments: Residential Solar Installation, New Homes Business and Sunder Energy (“Sunder”).

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

On September 30, 2024, upon approval by the Bankruptcy Court for the District of Delaware, we completed the acquisition of certain assets relating to the Blue Raven Solar Business, New Homes Business and non-Installing Dealer network previously operated by SunPower Debtors. On September 24, 2025, we completed the acquisition of Sunder, a residential solar sales company. The acquisition of Sunder expanded our footprint from 22 to 45 states. By doubling our dealer network salesforce to 1,744 this allows for further reach into new geographic markets where we were not previously concentrated. This acquisition will position us to be lone of the largest residential solar provider in the U.S.

Sunder’s established relationships with Electrical, Permit and Connection companies (“EPC”) will allow us to expand into markets where we do not have install capacity due to limitations of not being able to hire a skilled installation workforce due to lack of density. By leveraging a preferred network of EPCs this allows us to accelerate our growth, while keeping our overhead costs low.

By leveraging Sunder existing operating platform, our dealer network will be able to focus on delivering superior customer service to homeowners, while providing options to the homeowner based on their preferences.

●	Increase revenue and margin by engaging national-scale sales partners – We aim to offer a turnkey solar solution to prospective sales partners with a national footprint. These include electric vehicle manufacturers, national home security providers, and real estate brokerages. We expect to create a consistent offering with a single execution process for such sales partners throughout their geographic territories. These national accounts have unique customer relationships that we believe will facilitate meaningful sales opportunities and low cost of acquisition to both increase revenue and improve margin.

●	Increase revenue and margin by executing on 200,000-unit battery storage opportunity – We have an opportunity to increase our revenue and margin in the battery space through our partnership with Enphase. By providing homeowners with an option to include battery storage as part of their solar system install, we believe there will be a greater need for battery storage as the demand and costs of energy will increase.

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

Disposal transaction

In October 2023, we completed the divestiture of our solar panel business to Maxeon (“Divestiture”), pursuant to the terms of a disposal agreement (“Disposal Agreement”). Under the terms of the Disposal Agreement, Maxeon agreed to acquire from the Company certain assets and employees, for an aggregate purchase price of approximately $11.0 million consisting of 1,100,000 shares of Maxeon ordinary shares. We determined that the criteria were met for discontinued operations classification as the divestiture represented a strategic shift in our business. In connection with the Divestiture, we recognized a loss from discontinued operations of $2.0 million and $173.4 million in the fiscal years ended December 29, 2024 and December 31, 2023, respectively. We also sold all the Maxeon shares in the year ended December 31, 2023, and recorded a $4.2 million loss on the sale of these shares in our consolidated statements of operations and comprehensive loss.

Following is a discussion of our historical results of operations, which excludes product revenues and metrics related to the disposal, as all results of operations associated with the solar panel business have been presented as discontinued operations, unless otherwise noted.

SunPower acquisition transaction

On August 5, 2024, we entered into an asset purchase agreement among us and SunPower Corporation and SunPower Corporation’s direct and indirect subsidiaries (“SunPower Debtors”) which provided for the purchase of certain assets relating to the Blue Raven Solar business, New Homes Business and Non-Installing Dealer network previously operated by the SunPower Debtors (the “Acquired SunPower Assets”). The sale by the SunPower Debtors was approved on September 23, 2024, by the United States Bankruptcy Court for the District of Delaware. We completed the acquisition (“SunPower Acquisition”) of the Acquired SunPower Assets (“SunPower Businesses”) effective September 30, 2024.

We financed the SunPower Acquisition by issuing 7.0% senior unsecured convertible notes (“7.0% Senior Notes”) in September 2024, which are due in 2029. The 7.0% Senior Notes mature on July 1, 2029 and are convertible into shares of our common stock at the option of the holder at a conversion rate of $2.14 per share. The 7.0% Senior Notes will become immediately due and payable at the option of the holder in the event of default and upon a qualifying change of control event.

Sunder Energy acquisition transaction

On September 21, 2025, we entered into an agreement to acquire Sunder Energy (“Sunder”) and completed the acquisition effective September 24, 2025 (“Sunder Acquisition”). The acquisition was completed through the acquisition of all of the Membership Interests of Sunder for aggregate consideration of $57.8 million consisting of cash, a note issued to the seller, 3,333,334 shares of our common stock issued as of the acquisition date plus an additional 3,333,333 shares to be issued on each of the 12-month and 18-month anniversaries of the closing of the acquisition. The shares of our common stock were valued at $17.1 million at the date of acquisition. This transaction was accounted for as a business combination in accordance with ASC 805, Business Combinations. The financial results of Sunder have been included in our unaudited condensed consolidated financial statements since the date of acquisition.

We financed the Sunder Acquisition through the issuance of a $20.0 million note (“Seller Note”) with an interest rate of 7.0% and due the earlier of (i) May 15, 2026 and (ii) the date on which all amounts under the Seller Note otherwise become due and payable following an event of default and the issuance of $22.0 million of 7.0% senior unsecured convertible notes due July 1, 2029.

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

New Homes Business revenues

Our New Homes Business segment sells through a network of home builders as well as our internal sales team. Our contracts with customers include two primary contract types:

●	Cash agreements – We contract directly with homebuilders who purchase the solar energy system from us and are the customers in the transaction. Our customers are invoiced upon the completion of installation.

●	Lease agreements – Prior to the SunPower Debtor’s declaration of bankruptcy, certain homeowners had intended to lease a system from SunPower Debtors, but were unable to consummate the transaction (as a result of SunPower Debtor’s declaration of bankruptcy). The in-process system inventory (installed on recently constructed homes) was acquired by us in connection with the SunPower Acquisition. We contracted directly with a leasing partner to facilitate the leasing of the system to the impacted homeowners. We consider the leasing partner to be our customer. Under the terms of our arrangement with the leasing partner, control is not transferred to the customer until the completed system is accepted by the customer. We receive consideration from the leasing partner following the acceptance of the system.

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

Sunder

We earn revenue from contracts sold to customers for solar installations performed by third-party installation companies. We recognize revenue at a point in time when Permission to Operate (“PTO”) is complete. We act as an agent in these arrangements and record revenue on a net basis. We do not have significant financing components in our contracts. We do not provide warranty services and do not record a warranty reserve.

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

Other expense, net

Other expense, net consists of changes in the fair value of our derivative liabilities in connection with our convertible notes and changes in the fair value of common stock warrant liabilities, forward purchase agreements, and SAFE Agreements.

Income tax expense

Income tax expense primarily consists of income taxes in certain jurisdictions in which we conduct business.

Supply chain constraints and risk

The global supply chain and our industry have experienced significant disruptions in recent periods. We have seen supply chain challenges and logistics constraints increase, including shortages of panels, inverters, batteries and associated component parts for inverters and solar energy systems available for purchase, which materially impacted our results of operations. These shortages and delays can be attributed in part to the broader macroeconomic conditions and have been exacerbated by the conflicts in Ukraine and Israel. If any of our suppliers of solar modules experienced disruptions in the supply of the modules’ component parts, for example semiconductor solar wafers or inverters, this may decrease production capabilities and restrict our inventory and sales. In addition, we have experienced and are experiencing varying levels of volatility in costs of equipment and labor resulting in part from disruptions caused by general global economic conditions. While inflationary pressures have resulted in higher costs of products, in part due to an increase in the cost of the materials and wage rates, these additional costs have been offset by the related rise in electricity rates.

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

Thirteen-weeks ended September 28, 2025 compared to the thirteen weeks ended September 29, 2024

The following table sets forth our unaudited statements of operations from continuing operations for the thirteen weeks ended September 28, 2025, and the thirteen weeks ended September 29, 2024.

	Thirteen Weeks Ended
(in thousands)	September 28, 2025	September 29, 2024	$ Change	% Change
Revenues	$70,005	$5,536	$64,469	1,165%
Cost of revenues	37,965	8,693	29,272	337%
Gross (loss) profit	32,040	(3,157)	35,197	*
Gross margin %	46%	(57)%
Operating expenses:
Sales commissions	7,534	7,270	264	4%
Sales and marketing	6,467	1,093	5,374	492%
General and administrative	21,483	18,450	3,033	16%
Total operating expenses	35,484	26,813	8,671	32%
Loss from continuing operations	(3,444)	(29,970)	26,526	(89)%
Interest expense(1)	(8,104)	(2,338)	(5,766)	247%
Interest income	—	86	(86)	(100)%
Other expense, net(2)	(4,256)	(65,684)	61,428	(94)%
Gain on extinguishment of debt	—	19,948	(19,948)	(100)%
Loss from continuing operations before taxes	(15,804)	(77,958)	62,154	(80)%
Income tax benefit (provision)	—	—	—	—%
Net loss from continuing operations	$(15,804)	$(77,958)	$62,154	(80)%

*	Percentage change is not meaningful.

(1)	Includes interest expense and amortization of debt issuance costs to related party of $1.8 million and $1.5 million in the thirteen-weeks ended September 28, 2025 and September 29, 2024, respectively.

(2)

Includes loss of $3.0 million on issuance of derivative liability with a related party in the thirteen week period ended September 29, 2024. Includes expense of $0.3 million and $22.8 million due to the change in the fair value of derivative liabilities with related parties in the thirteen weeks ended September 28, 2025 and September 29, 2024, respectively. Refer to Note 9 – Borrowings and Derivative Liabilities for details.

Other expense, net includes related party transactions of $2.8 million of income due to the change in the fair value of a forward purchase agreement, and $0.9 million of expense related to the change in fair value of a SAFE Agreement in the thirteen week period ended September 29, 2024.

Revenues

We disaggregate our revenues based on the following types of services (in thousands):

	Thirteen Weeks Ended
	September 28, 2025	September 29, 2024	$ Change	% Change
Residential Solar Installation	$38,579	$5,536	$33,043	597%
New Homes Business	27,116	—	27,116	*
Sunder	4,310	—	4,310	*
Total revenues	$70,005	$5,536	$64,469	1,165%

*	Percentage change is not meaningful.

The revenue increase is primarily attributed to the SunPower Acquisition in the fourth quarter of fiscal 2024. As a result, installations increased compared to the same period in the prior year by approximately 1,290 and 757 for Residential Solar Installation and New Homes Business reportable segments, respectively.

Cost of revenues and gross margins

	Thirteen Weeks Ended
	September 28,	September 29,	$	%
	2025	2024	Change	Change
Residential Solar Installation	$20,984	$8,693	$12,291	141%
New Homes Business	13,329	—	13,329	*
Sunder	3,652	—	3,652	*
Total cost of revenues	$37,965	$8,693	$29,272	337%

Gross margin	46%	(57)%

*	Percentage change is not meaningful.

Cost of revenues increased attributed to the SunPower Acquisition as installations increased the over the same period in the prior year period by approximately 1,290 and 757 for Residential Solar Installation and New Homes Business reportable segments, respectively.

Sales commissions

	Thirteen Weeks Ended
	September 28, 2025	September 29, 2024	$ Change	% Change
Residential Solar Installation	$7,479	$7,270	$209	3%
New Homes Business	55	—	55	*
Sunder	—	—	—	*
Total sales commissions	$7,534	$7,270	$264	4%

*	Percentage change is not meaningful.

Sales commissions for the Residential Solar Installation and New Homes Business reportable segments increased due to the increase in revenue arising from the SunPower Acquisition in the fourth quarter of fiscal 2024.

Sales and marketing

	Thirteen Weeks Ended
	September 28, 2025	September 29, 2024	$ Change	% Change
Residential Solar Installation	$4,781	$1,093	$3,688	337%
New Homes Business	1,686	—	1,686	*
Sunder	—	—	—	*
Total sales and marketing	$6,467	$1,093	$5,374	492%

*	Percentage change is not meaningful.

Sales and marketing expenses in the Residential Solar Installation reportable segment increased due to the SunPower Acquisition in the fourth quarter of fiscal 2024.

General and administrative

	Thirteen Weeks Ended
	September 28, 2025	September 29, 2024	$ Change	% Change
Residential Solar Installation	$12,240	$18,450	$(6,210)	(34)%
New Homes Business	9,243	—	9,243	*
Sunder	—	—	—	*
Total general and administrative	$21,483	$18,450	$3,033	16%

*	Percentage change is not meaningful.

General and administrative expenses for the Residential Solar Installation and New Homes Business reportable segments increased due to the SunPower Acquisition in the fourth quarter of fiscal 2024.

Interest expense

Interest expense inclusive of amortization of debt issuance costs was $8.1 million in the thirteen-weeks ended September 28, 2025. Interest expense and amortization of debt issuance costs primarily consisted of $2.5 million attributable to the July 2024 Notes, $5.2 million attributable to the September 2024 Notes, and the remainder attributable to interest expense on our other obligations

Interest expense was $2.3 million in the thirteen weeks ended September 29, 2024, and consisted of $1.3 million of interest expense relating to our July 2024 Notes and $0.5 million relating to the September 2024 Notes.

Other expense, net

Other expense, net for the thirteen weeks ended September 28, 2025, was $4.3 million. The main drivers consist of $2.0 million expense due to the remeasurement of the fair value of derivative liabilities associated with our 12% and 7% senior unsecured convertible notes and $2.4 million expense associated with the change in the fair value of our forward purchase agreements.

Other expense, net in the thirteen-weeks ended September 29, 2024 was expense of $65.7 million and was comprised of $62.6 million related to the recognition of a derivative liability and subsequent change in fair value, $6.0 million of expense arising from changes in the fair value of warrants issued for our common stock, $3.8 million of other financing costs, $0.9 million expense arising from the change in the fair value of a SAFE Agreement and $0.1 million of other expenses, partially offset by $7.7 million of income related to changes in the fair value of our forward purchase agreements.

Net loss from continuing operations

As a result of the factors discussed above, our net loss from continuing operations for the thirteen-weeks ended September 28, 2025 was $15.8 million, a $62.2 million decrease in our net loss as compared to a net loss from continuing operations of $78.0 million for the thirteen weeks ended September 29, 2024.

Thirty-nine weeks ended September 28, 2025 compared to the thirty-nine weeks ended September 29, 2024

The following table sets forth our unaudited statements of operations from continuing operations for the thirty-nine weeks ended September 28, 2025, and the thirty-nine weeks ended September 29, 2024.

	Thirty-Nine Weeks Ended
(in thousands)	September 28, 2025	September 29, 2024	$ Change	% Change
Revenues	$220,269	$20,068	$200,201	998%
Cost of revenues	126,970	21,834	105,136	482%
Gross profit (loss)	93,299	(1,766)	95,065	*
Gross margin %	42%	(9)%
Operating expenses:
Sales commissions	24,273	11,691	12,582	108%
Sales and marketing	21,764	3,762	18,002	479%
General and administrative	52,382	29,789	22,593	76%
Total operating expenses	98,419	45,242	53,177	118%
Loss from continuing operations	(5,120)	(47,008)	(41,888)	(89)%
Interest expense(1)	(23,258)	(8,230)	(15,028)	183%
Interest income	3	102	(99)	(97)%
Other expense, net(2)	(1,724)	(66,234)	64,510	(97)%
Gain on extinguishment of debt	—	19,948	(19,948)	(100)%
Loss from continuing operations before income taxes	(30,099)	(101,422)	71,323	(70)%
Income tax provision	—	(11)	11	(100)%
Net loss from continuing operations	$(30,099)	$(101,433)	$71,334	(70)%

*	Percentage change is not meaningful.

(1)

Includes interest expense and amortization of debt issuance costs to related parties of $5.4 million and $5.6 million in the thirty-nine week periods ended September 28, 2025 and September 29, 2024, respectively.

(2)

Includes loss of $3.0 million on issuance of derivative liability with a related party in the thirty-nine week period ended September 29, 2024. Includes a gain of $1.8 million and a loss of $22.8 million due to the change in the fair value of derivative liabilities with related parties in the thirty-nine week periods ended September 28, 2025 and September 29, 2024, respectively. Refer to Note 9 – Borrowings and Derivative Liabilities for details.

Also includes $0.1 million of other income, net due to a change in the fair value of a forward purchase agreement with a related party in the thirty-nine week period ended September 28, 2025.

Other expense, net includes related party transactions of $1.0 million of income due to the change in the fair value of a forward purchase agreement, $1.3 million loss on the conversion of SAFE Agreements, $0.9 million of expense related to the change in fair value of a SAFE Agreement and a $2.9 million gain due to the change in the fair value of the Carlyle warrants in the thirty-nine week period ended September 29, 2024.

Revenues

We disaggregate our revenues based on the following types of services (in thousands):

	Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024	$ Change	% Change
Residential Solar Installation	$114,097	$20,068	$94,029	469%
New Homes Business	101,862	—	101,862	*
Sunder	4,310	—	4,310	*
Total revenues	$220,269	$20,068	$200,201	998%

*	Percentage change is not meaningful.

The increase in revenues is primarily attributed to the SunPower Acquisition. As a result, installations increased compared to the same period in the prior year by 3,067 and 4,859 for Residential Solar Installation and New Homes Business reportable segments, respectively.

Cost of revenues and gross margins

	Thirty-Nine Weeks Ended
	September 28,	September 29,	$	%
	2025	2024	Change	Change
Residential Solar Installation	$67,388	$21,834	$45,554	209%
New Homes Business	55,930	—	55,930	*
Sunder	3,652	—	3,652	*
Total cost of revenues	$126,970	$21,834	$105,136	482%

Gross margin	42%	(9)%

*	Percentage change is not meaningful.

Cost of revenues increased primarily attributed to the SunPower Acquisition. As a result, installations increased compared to the same period in the prior year by approximately 3,067 and 4,859 for Residential Solar Installation and New Homes Business reportable segments, respectively.

Sales commissions

	Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024	$ Change	% Change
Residential Solar Installation	$22,882	$11,691	$11,191	96%
New Homes Business	1,391	—	1,391	*
Sunder	—	—	—	*
Total sales commissions	$24,273	$11,691	$12,582	108%

*	Percentage change is not meaningful.

Sales commissions for the Residential Solar Installation and New Homes Business reportable segments increased due to the increase in revenue arising from the SunPower Acquisition in the fourth quarter of fiscal 2024.

Sales and marketing

	Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024	$ Change	% Change
Residential Solar Installation	$19,591	$3,762	$15,829	421%
New Homes Business	2,173	—	2,173	*
Sunder	—	—	—	*
Total sales and marketing	$21,764	$3,762	$18,002	479%

*	Percentage change is not meaningful.

Sales and marketing expenses in the Residential Solar Installation reportable segment increased due to the SunPower Acquisition in the fourth quarter of fiscal 2024.

General and administrative

	Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024	$ Change	% Change
Residential Solar Installation	$32,782	$29,789	$2,993	10%
New Homes Business	19,600	—	19,600	*
Sunder	—	—	—	*
Total general and administrative	$52,382	$29,789	$22,593	76%

*	Percentage change is not meaningful.

General and administrative expenses for the Residential Solar Installation and New Homes Business reportable segments increased due to the SunPower Acquisition in the fourth quarter of fiscal 2024.

Interest expense

Interest expense inclusive of amortization of debt issuance costs was $23.3 million in the thirty-nine weeks ended September 28, 2025. Interest expense and amortization of debt issuance costs primarily consisted of $7.2 million attributable to the July 2024 Notes and $15.3 million attributable to the September 2024 Notes, with the remainder attributable to interest expense on our other obligations.

Interest expense was $8.2 million in the thirty-nine weeks ended September 29, 2024, and consisted of $1.8 million of interest expense relating to our July 2024 Notes, $0.5 million relating to our September 2024 Notes, $3.9 million relating to our obligation to Carlyle, $1.0 million relating to our secured credit line, $0.7 million related to our 2018 Bridge Loan and $0.3 million attributable to the $5.0 million revolver balance.

Other expense, net

Other expense, net for the thirty-nine weeks ended September 28, 2025, was $1.7 million. The main drivers consisted of $3.1 million of expense associated with the change in the fair value of our public, private placement and working capital warrants which are accounted for as liabilities and $0.8 million arising from the change in the fair value of our forward purchase agreements. These expenses were partially offset by $1.6 of gains from changes in the fair value of derivative liabilities associated with our 12% and 7% senior unsecured convertible notes.

We had other expense, net of $66.2 million, in the thirty-nine weeks ended September 29, 2024, which was comprised of $62.6 million related to the recognition of a derivative liability and subsequent change in fair value, $3.8 million of other financing costs, $2.1 million of expense incurred on the conversion and changes in the fair value our SAFE Agreements, $2.1 million of expense arising from changes in the fair value of warrants issued for our common stock and $0.5 million of other expenses partially offset by income of $4.9 million related to changes in the fair value of our forward purchase agreements.

Net loss from continuing operations

As a result of the factors discussed above, our net loss from continuing operations for the thirty-nine weeks ended September 28, 2025 was $30.1 million, as compared to a net loss from continuing operations of $101.4 million in the thirty-nine week period ended September 29, 2024.

Liquidity and capital resources

Overview

Since inception, we have incurred losses and negative cash flows from operations. We had a net loss from continuing operations of $30.1 million in the thirty-nine week period ended September 28, 2025. As of September 28, 2025, we had an accumulated deficit of $442.6 million, total debt, including derivative liabilities of $204.3 million, and cash and cash equivalents (excluding restricted cash) of $5.1 million which was held for working capital expenditures. We believe our operating losses and negative operating cash flows will continue into the foreseeable future.

Our material cash requirements include cash required to fund our operations, to meet our working capital requirements and to fund our capital expenditures.

We have financed our operations primarily through sales of equity securities, debt, issuance of convertible notes, cash generated from operations and the proceeds from the Mergers. As a result of not timely filing our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, we are not currently eligible to use a registration statement on Form S-3 that would allow us to continuously incorporate by reference our SEC reports into the registration statement, to use “shelf” registration statements to conduct offerings, or to use our at-the-market offering facility until approximately one year from the date we have regained and maintained status as a current filer. Our inability to use Form S-3 may significantly impair our ability to raise the necessary capital to fund our operations and execute our strategy. If we seek to access the capital markets through a registered offering during the period of time that we are unable to use Form S-3, we may be required to publicly disclose the proposed offering and the material terms thereof before the offering commences, we may experience delays in the offering process due to SEC review of a Form S-1 registration statement and we may incur increased offering and transaction costs and other considerations. If we are unable to raise capital through a registered offering, we would be required to conduct our equity financing transactions on a private placement basis, which may be subject to pricing, size and other limitations imposed under the Nasdaq rules, or seek other sources of capital. The foregoing limitations on our financing approaches could prevent us from pursuing transactions or implementing business strategies that would be beneficial to our business.

Our cash equivalents are on deposit with major financial institutions. Our cash position raises substantial doubt regarding our ability to continue as a going concern for 12 months following the issuance of the unaudited condensed consolidated financial statements.

We will receive the proceeds from any cash exercise of warrants for shares of our common stock. The aggregate amount of proceeds could be up to $257.2 million if all the warrants are exercised for cash. However, to the extent the warrants are exercised on a “cashless basis,” the amount of cash we would receive from the exercise of those warrants will decrease. The Private Warrants and Working Capital Warrants, as so identified in our unaudited condensed consolidated financial statements, may be exercised for cash or on a “cashless basis.” The Public Warrants and the Merger Warrants may only be exercised for cash provided there is an effective registration statement registering the shares of common stock issuable upon the exercise of such warrants. If there is not a then-effective registration statement, then such warrants may be exercised on a “cashless basis,” pursuant to an available exemption from registration under the Securities Act of 1933, as amended (“Securities Act”). We expect to use any such proceeds for general corporate and working capital purposes, which would increase our liquidity. As of December 18, 2025, the price of our common stock was $1.74 per share. The weighted average exercise price of the warrants was $10.02 as of September 28, 2025. We believe the likelihood that warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive is dependent upon the market price of our common stock. If the market price for our common stock remains less than the exercise price, we believe warrant holders will be unlikely to exercise.

Debt financings

12.0% unsecured convertible senior notes

In July 2024, we issued $46.0 million of senior unsecured convertible notes (“July 2024 Notes”) to various lenders in connection with the exchange agreement transactions summarized below. Of the July 2024 Notes, $18.0 million were issued in exchange for the cancellation of existing indebtedness, which amount included $10.0 million issued to CRSEF Solis Holdings, LLC and its affiliates (“Carlyle”), identified by us as a related party at the transaction date. During the thirteen week period ended June 29, 2025, Carlyle ceased to be a significant shareholder and therefore is no longer deemed a related party with the Company. The July 2024 Notes also include $18.0 million initially issued to a related party affiliated with the Company’s CEO, Rodgers Massey Revocable Living Trust (“Rodgers Revocable Trust”). The July 2024 Notes bear interest at 12.0% per annum and mature on July 1, 2029. The interest rate increases by 3% in the event of default. Interest is payable semiannually in arrears on January 1 and July 1. The July 2024 Notes are convertible into shares of our common stock at the option of the holder at a conversion rate initially equal to 595.2381 shares of common stock per $1,000 principal amount of the July notes. The July 2024 Notes may be declared due and payable at the option of the holder upon an event of default and upon a qualifying change of control event.

On July 10, 2025, the Company issued a convertible promissory note (the “July 2025 Note”) to the Rodgers Revocable Trust in exchange for $5.0 million of proceeds received by the Company. The July 2025 Note bears the same features as the July 2024 Notes except for the conversion rate which is initially equal to 558.6592 shares of common stock per $1,000 principal amount due under the July 2025 Note. The conversion rate is subject to adjustment from time to time pursuant to the terms of the July 2025 Note. The July 2025 Note matures on July 1, 2029.

7.0% unsecured convertible senior notes

In September 2024, we issued $66.8 million of senior unsecured convertible notes to various lenders (the “September 2024 Notes”), $8.0 million of which were issued to a related party. In December 2024, we issued additional September 2024 Notes for cash proceeds of $13.0 million, and we issued an additional $0.2 million of the September 2024 Notes in the thirteen week period ended March 30, 2025. The September 2024 Notes bear interest at 7.0% per annum and mature on July 1, 2029. Interest is payable semiannually in arrears on January 1 and July 1.The September 2024 Notes are initially convertible into 467.8363 shares of common stock per $1,000 principal amount of September 2024 Notes. The September 2024 Notes may be declared due and payable at the option of the holder upon an event of default and upon a qualifying change of control event.

In September 2025, we issued an additional $22.0 million of the 7.0% unsecured senior convertible notes to various creditors (“September 2025 Notes”) for net proceeds of $19.6 million which was used to fund our acquisition of Sunder.

Seller Note

In addition to the September 2025 Notes to finance the acquisition of Sunder, we also issued a note to the seller of Sunder (“Seller Note”) on September 24, 2025. The Seller Note has an original principal amount of $20.0 million. The Seller Note bears interest at 7.0% per annum, compounded at the end of each calendar quarter. Interest is due and payable concurrent with the payment of the principal balance. The maturity date under the Seller Note is the earlier of (i) May 15, 2026 and (ii) the date on which all amounts under the Seller Note otherwise become due and payable following an event of default. The Seller Note must also be repaid in the event of a change of control of the Company or the sale of all or substantially all of the consolidated assets of the Company and its subsidiaries. The Seller Note includes customary events of default, including: (a) our failure to pay the Seller Note when due, (b) our voluntary or involuntary bankruptcy, (c) our liquidation or dissolution, (d) a change of control of the Company, (e) our material breach of the covenants applicable to us under the Seller Note, subject to applicable cure periods, and (f) if any of our representations or warranties made in the Seller Note were untrue in any material respect when made.

Loan with related party

We have a fixed principal balance of $1.5 million outstanding as of September 28, 2025, due to the Rodgers Revocable Trust, a related party.

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

On April 21, 2024, we entered into an amendment (“First SAFE Amendment”) that converted the First SAFE investment of $1.5 million into 4,166,667 shares of our common stock based on a conversion price of $0.36 per share, defined in the First SAFE Amendment as the product of (i) $0.45, the closing price of our common stock on April 19, 2024, multiplied by (ii) 80%. Upon conversion, we recorded a debit to SAFE Agreement of $1.5 million, a credit to Additional paid-in-capital of $1.9 million and recognized expense of $0.4 million within Other expense, net in our results of operations for that period.

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

On April 21, 2024, we entered into an amendment (“Second SAFE Amendment”) that converted the Second SAFE investment of $3.5 million into 9,722,222 shares of our common stock based on a conversion price of $0.36 per share, defined in the Second SAFE Amendment as the product of (i) $0.45, the closing price of our common stock on April 19, 2024, multiplied by (ii) 80%. Upon conversion, we recorded a debit to SAFE Agreement of $3.5 million, a credit to Additional paid-in-capital of $4.4 million and recognized expense of $0.9 million within Other expense, net in our results of operations for that period.

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

As September 28, 2025, we estimated the fair value of the Third SAFE at $0.5 million based upon the assumptions disclosed in Note 4 – Fair Value Measurements to our unaudited condensed consolidated financial statements.

Cash flows for the thirty-nine weeks ended September 28, 2025 and September 29, 2024

The following table summarizes our cash flows from operating, investing, and financing activities for the thirty-nine week periods ended September 28, 2025 and September 29, 2024 (in thousands):

	Thirty-Nine Weeks Ended
	September 28, 2025	September 29 2024
Net cash used in operating activities from continuing operations	$(13,406)	$(29,111)
Net cash used in investing activities from continuing operations	(20,689)	(1,044)
Net cash provided by financing activities from continuing operations	25,789	107,060
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,306)	76,927

Cash flows from operating activities

Net cash used in operating activities from continuing operations of $13.4 million in the thirty-nine weeks ended September 28, 2025 was due to net loss from continuing operations of $30.1 million offset by $33.8 million of favorable noncash adjustments and $17.1 million of cash outflows from changes in operating assets and liabilities. Significant movement in non-cash adjustments consisted of favorable non-cash adjustments of $14.3 million of amortization of debt issuance costs, $8.2 million of stock-based compensation, $4.3 million of depreciation and amortization, $3.1 million for the change in the fair value of warrant liabilities, $4.2 million for the provision of credit losses, $0.8 million of non-cash lease expense and $0.8 million change in the fair value of forward purchase agreements, partially offset by $1.6 million net gain on the change in the fair value of derivative liabilities and $0.3 million of other items. Significant movement attributable to net cash outflows from changes in operating assets of $17.1 million consisted of a $32.7 million increase in accounts receivable, a $12.3 million increase in prepaid expenses and other current assets and noncurrent assets, a $6.4 million decrease in accrued expenses and other liabilities, a $10.6 million decrease in contract liabilities, and a $0.9 million decrease in operating lease obligations, partially offset by a $34.1 million decrease in inventories and a $11.7 million increase in accounts payable.

Net cash used in operating activities from continuing operations of $29.1 million for the thirty-nine weeks ended September 29, 2024 was primarily due to the net loss from continuing operations, net of tax of $101.4 million, partially offset by non-cash adjustments of $70.8 million and net cash inflows of $1.5 million from changes in our operating assets and liabilities. Non-cash adjustments in our operating results consisted of $62.6 million arising from the issuance and subsequent change in fair value of derivative liabilities in connection with our convertible notes issued and outstanding, $5.4 million of expense in connection with warrants issued for vendor services, $3.1 million of expense related to changes in provision for credit losses, $4.1 million of stock-based compensation expense, $3.7 million of loss on impairment of assets, $3.9 million of expense in accretion of interest attributable to the CS Solis debt, $3.8 million of other noncash financing costs, $1.9 million of non-cash interest expense, $1.3 million of loss arising from the conversion of two SAFE Agreements to shares of our common stock, $1.0 million of depreciation and amortization, $0.9 million of expense related to changes in the fair value of the SAFE Agreements, $2.1 million of loss from the changes in the fair value of our warrant liabilities, $1.4 million amortization of debt issuance costs, $0.5 million of lease expense and $0.1 million provision for excess and obsolete inventory. These adjustments were partially offset by a $19.9 million gain on extinguishment of debt, $4.9 million of income related to changes in fair value of our forward purchase agreements. The main drivers of net cash inflows derived from the changes in operating assets and liabilities were related to a decrease in accounts receivable, net of $14.7 million and a decrease in inventories of $2.4 million, partially offset by a decrease in accounts payable of $8.5 million, an increase in prepaid and other current assets of $3.2 million, a decrease in contract liabilities of $1.4 million, a decrease in accrued expenses and other liabilities of $1.6 million, and a decrease in operating lease liabilities of $0.9 million.

Cash flows from investing activities

Net cash used in investing activities from continuing operations of $20.7 million in the thirty-nine week period is attributable to the cash paid for the acquisition of Sunder. Net cash used of $1.0 million for the thirty-nine September 29, 2024 is attributable to additions to internal-use-software.

Cash flows from financing activities

Net cash provided by financing activities from continuing operations was $25.8 million for the thirty-nine weeks ended September 28, 2025 and consisted of $1.7 million in proceeds from the issuance of shares of our common stock, $5.0 million received from the Rodgers Revocable Trust, a related party in exchange for the July 2025 Note, $19.8 million received in exchange for 7% senior unsecured convertible notes, and $0.8 million in proceeds from the exercise of stock options and warrants in exchange for the issuance of shares of our common stock, partially offset by $1.5 million of finance leases payments.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of September 28, 2025, such disclosure controls and procedures were not effective as a result of previously reported material weaknesses.

On September 24, 2025, we completed the Sunder acquisition. We are currently integrating Sunder into our overall internal control over the financial reporting process and, consistent with interpretive guidance issued by the staff of the Securities and Exchange Commission, we are excluding the business from our evaluation of disclosure controls and procedures as of September 28, 2025. In accordance with such guidance, an assessment recent business combinations may be omitted from management’s assessment of internal control over financial reporting for one year following the acquisition. This acquisition constituted approximately 3% of our consolidated total assets and approximately 2% of our consolidated revenues were generated from the operations acquired from Sunder as of and for the thirty-nine week period ended September 28, 2025.

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

Management has developed and commenced a remediation plan to address the material weakness and strengthen the Company’s control environment. The plan includes implementing comprehensive internal control policies and formal IT governance procedures, including change management protocols for financially relevant IT systems and deploying tools to automate control activities and track IT changes impacting financial reporting.

Management is committed to completing these remediation efforts as promptly as possible. Until these measures are fully implemented and operating effectively, the material weakness will remain. The Company will continue to evaluate the effectiveness of its internal controls and provide updates in future filings as required under SEC rules.

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

The Company did not design and maintain effective general information technology controls over logical access and program change management for key information systems supporting the financial reporting process. Specifically, management did not maintain effective controls to ensure proper segregation of duties related to user administration and other privileged access functions, and in implementing program changes in information systems. The Company also lacked adequate processes and controls for communication among the accounting, finance, operations, and legal departments necessary to support the proper functioning of internal controls.

To address these issues, management has established a dedicated cross-functional remediation team comprising members from IT, Finance, and Internal Audit. This team has been tasked with strengthening information technology general controls, improving segregation of duties, and implementing structured communication protocols between departments. The team is also developing enhanced management procedures and monitoring mechanisms to ensure sustainable compliance and effective internal control over financial reporting.

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

Changes in internal control over financial reporting

Through the thirty-nine week period ended September 28, 2025, we integrated the internal control systems of SunPower Acquisition which we acquired in the fourth quarter of our prior fiscal year. This integration included the alignment of revenue recognition and expenses, consolidation, financial reporting and IT system controls.

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the thirty-nine week period ended September 28, 2025, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are subject to a number of risks that if realized could adversely affect our business, strategies, prospects, financial condition, results of operations and cash flows. The full set of risk factors are set forth in Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed on April 30, 2025 and in our Quarterly Report on Form 10-Q for the period ended March 30, 2025 filed on May 19, 2025. Please carefully consider all of the information in this Quarterly Report, our Annual Report on Form 10-K filed on April 30, 2025 and our Quarterly Report on Form 10-Q filed on May 19, 2025 (including, without limitation, the full set of risks set forth in Item 1A. “Risk Factors” of our Annual Report on Form 10-K filed on April 30, 2025, and the disclosures in this Quarterly Report included in Note 1(b) – Liquidity and going concern – of the notes to the financial statements contained in this Quarterly Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and capital resources” section of this Quarterly Report) and in our other filings with the Securities and Exchange Commission before making an investment decision regarding us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On December 4, 2025, the Company entered into a Settlement Agreement with Siemens Government Technologies, Inc. and Siemens Industry, Inc. to resolve a case in the Circuit Court of Fairfax County, Virginia and other related cases as well as to resolve potential claims related to Siemens’ Atwater Wastewater Treatment Plant. In exchange for full releases, the Company agreed to pay Siemens $9.5 million spread across four payments to be made at the end of each calendar quarter during fiscal 2026. If the Company successfully engages in any form of new financing or new debt worth $1.0 million or more, or successfully obtains shareholder approval for the issuance of additional shares in connection with the raise of additional funds and/or any merger or acquisition activity, the next due quarterly payment to Siemens (if any) becomes immediately due and payable. The settlement payment to Siemens is secured by a first-priority continuing security interest in $9.5 million of Company collateral. This security interest is reduced on a one-to-one basis as the settlement payments are made.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
2.1	Amended and Restated Business Combination Agreement, dated as of May 26, 2023, by and among Freedom Acquisition I Corp., Jupiter Merger Sub I Corp., Jupiter Merger Sub II LLC, Complete Solar Holding Corporation, and The Solaria Corporation	S-4	333-269674	2.1	May 31, 2023
2.2	Agreement and Plan of Merger, dated as of October 3, 2022, by and between Complete Solar Holding Corporation, Complete Solar Midco, LLC, Complete Solar Merger Sub, Inc., The Solaria Corporation, and Fortis Advisors LLC	S-4	333-269674	2.4	February 10, 2023
2.3	Asset Purchase Agreement dated September 19, 2023, by and among Complete Solaria, Inc., SolarCA, LLC, and Maxeon Solar Technologies, Ltd.	8-K	001-40117	2.1	2023-09-21
3.1	Certificate of Incorporation of Complete Solaria	8-K	001-40017	3.1	2023-07-21
3.2	Bylaws of Complete Solaria	8-K	001-40017	3.2	2023-07-21
4.1	Form of Replacement Warrant	8-K	001-40117	4.1	2023-10-12
4.2	Form of First Amendment to Replacement Warrant	8-K	001-40117	4.2	2023-10-12
4.3	Amended and Restated Registration Rights Agreement, dated July 18, 2023, by and among the Company and certain other stockholders party thereto	8-K	001-40117	4.1	2023-07-24
4.4	Warrant Agreement, dated February 25, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-40117	4.1	2021-03-2
4.5	Indenture, dated September 16, 2024, between the Company and U.S. Bank Trust Company, National Association	8-K	001-40117	4.1	2024-09-26
4.6	Form of 7.0% Convertible Senior Note due 2029	8-K	001-40117	4.2	2024-09-26
4.7	Exchange Agreement, dated July 1, 2024, among the Company and the purchasers party thereto	8-K	001-40117	10.1	2024-07-08
4.8	Form of SAFE (2024)	8-K	001-40017	10.1	2024-02-16
4.9	Convertible Promissory Note dated July 10, 2025	8-K	001-40017	4.1	2025-07-16
10.1	Form of Amendment to OTC Equity Prepaid Forward Transaction	8-K	001-40017	10.1	2025-07-21
10.2	Fourth Amendment to OTC Equity Prepaid Forward Transaction	8-K	001-40017	10.2	2025-07-21
10.3	Fifth Amendment to OTC Equity Prepaid Forward Transaction	8-K	001-40017	10.1	2025-08-04
10.3	Membership Interest Purchase Agreement, dated September 21, 2025, by and among the Company, Complete Solar, Inc., Sunder Energy LLC and Chicken Parm Pizza LLC	8-K	001-40017	10.1	2025-09-22
10.4	Form of Seller Note	8-K	001-40017	10.2	2025-09-22
10.5	Form of September 2025 Note Purchase Agreement	8-K	001-40017	10.3	2025-09-22
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Inline XBRL Document Set for the unaudited condensed consolidated financial statements and accompanying notes in the Condensed Consolidated Financial Statements and Supplemental Details
104*	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101

*	Filed herewith

**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunPower Inc.

Date: December 19, 2025	By:	/s/ THURMAN J. RODGERS
Thurman J. Rodgers
Chief Executive Officer and Executive Chairman

Date: December 19, 2025	By:	/s/ JEANNE NGUYEN
Jeanne Nguyen
Principal Financial Officer