Form 10-K
period 2025-12-28
SunPower Inc.
filed 2026-04-14
CIK 1838987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2025.

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 001-40117

SUNPOWER INC.

(Exact name of registrant as specified in its charter)

Delaware	93-2279786
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1403 N. Research Way, Orem, UT 84097	84097
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 299-4943

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.0001 per share	SPWR	The Nasdaq Global Market

Redeemable warrants, each whole warrant exercisable for one common stock	SPWRW	The Nasdaq Global Market

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

The aggregate market value of registrant’s voting and non-voting common stock held by non-affiliates of registrant on June 27, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $85.2 million, based upon the closing sale price of the registrant’s shares of common stock of $1.73 as reported on The Nasdaq Global Market. Shares of common stock held by each officer and Director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of April 13, 2026, 126,652,769 shares of common stock, par value $0.0001 per share, were issued and outstanding.

SUNPOWER INC. AND SUBSIDIARIES

i

EXPLANATORY NOTE

As previously reported in Item 4.02 in the Company’s Form 8-K filed with the SEC on April 14, 2026, on April 13, 2026, authorized officers of the Company and the Audit Committee of the Board of Directors determined that the Company’s previously issued interim financial statements for the thirteen weeks ended March 30, 2025, the thirteen and twenty-six weeks ended June 29, 2025, and the thirteen and thirty-nine weeks ended September 28, 2025 (the “Prior Periods”) included in its Quarterly Reports on Form 10-Q for the quarters ended March 30, 2025, June 29, 2025, and September 28, 2025 (the “Prior Filings”) contain material errors and should no longer be relied upon and should be restated. These material errors relate to the recognition of revenue (and related cost of revenues, sales commissions, sales and marketing, and general and administrative expenses) and interest expense.

While the Company has corrected these material misstatements in the annual results included in accompanying Annual Report, the Company has not completed its review of the impact of these material errors to each of the Prior Periods included in the Prior Filings. The Company intends to restate the Prior Periods included in the Prior Filings as soon as practicable by filing amended Quarterly Reports on Form 10-Q for the related periods.

The Company has determined that these material errors were the result of its previously reported material weaknesses in its internal control over financial reporting related to the Company’s control activities, information and communication, and monitoring activities, which continue to exist as of December 28, 2025. See Risk Factor “We have identified material weaknesses in our internal controls over financial reporting. As a result of these material weaknesses, we have identified material errors to our interim results for the thirteen weeks ended March 30, 2025, the thirteen and twenty-six weeks ended June 29, 2025, and the thirteen and thirty-nine weeks ended September 28, 2025 (the “Prior Periods”) and determined that the Prior Periods included in our Quarterly Reports on Form 10-Q for the quarters ended March 30, 2025, June 29, 2025, and September 28, 2025 should no longer be relied upon and should be restated. If we are unable to maintain effective internal controls over financial reporting and disclosure controls and procedures, the accuracy and timeliness of our financial and operating reporting may be adversely affected, and confidence in our operations and disclosures may be lost.”, contained in Item 1A to this Annual Report, and “Management’s Report on Internal Controls Over Financial Reporting” contained in Item 9A to this Annual Report for additional information related to the material weaknesses.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our and our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example and without limitation, statements about:

●	our direct and indirect exposure to companies in the solar and renewable energy industries that are facing financial difficulties and potential bankruptcies;

●	our ability to grow and manage growth profitably following the closing of business combinations including, without limitation, our recent acquisitions of the SunPower Businesses, Sunder Energy LLC (“Sunder”), Ambia Energy LLC (“Ambia”) and Cobalt Power Systems, Inc. (“Cobalt”);

●	disruptions in our supply chains and distribution channels, tariffs and trade barriers, export regulations, bank failures, geopolitical conflicts and other macroeconomic conditions on our business and operations, results of operations and financial position;

●	our ability to leverage our acquisitions, including our ability to integrate acquired businesses, to fund and meet the liquidity needs of the acquired businesses, to retain key employees of the acquired businesses, to take advantage of growth opportunities and to realize the expected benefits of such acquisitions;

●	the potential impact of changes to and developments relating to the regulations and policies applicable to our business, customers and the industry;

●	changes in the availability of rebates, tax credits and other incentives;

●	changes impacting the demand for solar solutions from residential customers and small and medium-sized businesses, including changes resulting from the current political climate and also changes in the price of electricity from other sources, including traditional utilities;

●	changes in and the volatility of interest rates;

●	our financial and business performance following our recent acquisitions, including financial projections and business metrics, and our ability to manage our costs;

●	changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;

●	our future capital requirements, the sufficiency of our cash, and sources and uses of cash, including cash required to service our current and future borrowings;

●	our ability to obtain funding for our operations and future growth, including in connection with the integration of our acquisitions, and our ability to raise capital and refinance our existing debt;

●	our ability to meet the expectations of new and current customers, and our ability to achieve market acceptance for our products and services, especially in light of the intense competition faced in our industry;

●	our expectations and forecasts with respect to market opportunity and market growth;

●	our expectations and plans relating to cost control efforts (including headcount management and potential reductions) and expectations with respect to when we achieve breakeven operating income;

●	the ability of our products and services to meet customers’ compliance and regulatory needs;

●	our ability to attract and retain qualified employees and management;

●	our ability to develop and maintain our brand and reputation, and our ability to maintain our relationships with key suppliers, installers and build partners;

●	developments and projections relating to our competitors and industry;

●	changes in general economic and financial conditions, inflationary pressures and the resulting impact on demand, and our ability to plan for and respond to the impact of those changes;

●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others; and

●	our business, expansion plans and opportunities.

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

SUMMARY RISK FACTORS

●	We have a history of losses that may continue in the future; our management has identified conditions that raise substantial doubt about or ability to continue as a going concern; and we may not achieve profitability or generate positive cash flow.

●	We may need to raise additional funding to finance our operations. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to curtail planned programs or cease operations entirely.

●	Raising additional funds may cause dilution to existing stockholders and/or may restrict our operations or require us to relinquish proprietary rights.

●	We have identified material weaknesses in our internal controls over financial reporting. As a result of these material weaknesses, we have identified material errors to our interim results for the thirteen weeks ended March 30, 2025, the thirteen and twenty-six weeks ended June 29, 2025, and the thirteen and thirty-nine weeks ended September 28, 2025 (the “Prior Periods”) and determined that the Prior Periods included in our Quarterly Reports on Form 10-Q for the quarters ended March 30, 2025, June 29, 2025, and September 28, 2025 should no longer be relied upon and should be restated. If we are unable to maintain effective internal controls over financial reporting and disclosure controls and procedures, the accuracy and timeliness of our financial and operating reporting may be adversely affected, and confidence in our operations and disclosures may be lost.

●	We face risks related to the restatement of our previously issued quarterly financial statements.

●	Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital.

●	Our business depends in part on the availability of rebates, tax credits and other financial incentives. The OBBA has materially reduced the availability of these rebates, credits or incentives, which may adversely impact our business.

●	Macroeconomic conditions in our domestic and international markets, as well as inflation concerns, instability of financial institutions, rising interest rates, and recessionary concerns may adversely affect our industry, business and financial results.

●	We have incurred losses and may be unable to achieve or sustain profitability in the future.

●	We face competition from both traditional energy companies and renewable energy companies.

●	Our growth strategy depends on the widespread adoption of solar power technology.

●	We are exposed to the credit risk of customers and our finance partners, and payment delinquencies on accounts receivables.

●	Any unauthorized access to or disclosure or theft of personal information we gather, store or use could harm our reputation and subject us to claims or litigation.

●	Our success depends on the continuing contributions of key personnel, including Thurman J. Rodgers. If we are unable to attract and retain key employees and qualified personnel, our business and prospects could be harmed.

●	Our operating results and ability to grow may fluctuate from quarter to quarter and year to year, which could make future performance difficult to predict and could cause operating results for a particular period to fall below expectations.

v

●	We may be subject to breaches of our information technology systems, which could lead to disclosure of internal information, damage to our reputation or relationships with dealers, suppliers, and customers, and disrupt access to online services. Such breaches could subject us to significant reputational, financial, legal, and operational consequences

●	We are subject to legal proceedings and regulatory inquiries and may be named in additional claims or legal proceedings or become involved in regulatory inquiries, all of which are costly, distracting to our core business and could result in an unfavorable outcome or harm our business, financial condition, results of operations or the trading price for our securities.

●	Our Directors, executive officers and principal stockholders will continue to have significant influence over our company, which could limit your ability to influence the outcome of key transactions, including a change of control.

●	If we fail to meet all applicable requirements of Nasdaq and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

●	We may be required to repurchase up to 5,618,488 shares of common stock from the investors with whom we entered into Forward Purchase Agreements in connection with the closing of the Business Combination, which would reduce the amount of cash available to us to fund our growth plan.

●	Servicing our outstanding debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

●	The conversion features of the Convertible Senior Notes and Yorkville Notes may adversely affect our financial condition and operating results.

●	Future sales (including potential sales of securities to White Lion pursuant to the White Lion Purchase Agreement and potential sales of securities to Yorkville pursuant to the Yorkville Purchase Agreement), or the perception of future sales, by us or our stockholders in the public market could cause the market price for the common stock to decline.

PART I

ITEM 1. BUSINESS

Our Mission

Our mission is to deliver energy-efficient solutions to homeowners and small to medium-sized businesses that allow them to lower their energy bills while reducing their carbon footprint. SunPower Inc. or SunPower, has created a unique, end-to-end offering that delivers a best-in-class customer experience with a robust technology platform, financing solutions, and high-performance solar equipment.

Business Overview

SunPower Inc. (the “Company”) is the rebranded name of Complete Solaria, Inc. The rebranding was effective April 22, 2025 and became legally effective on October 16, 2025. We are headquartered in Orem, Utah.

Complete Solaria, Inc. (“Complete Solaria”) was formed in November 2022 through the merger of Complete Solar Holding Corporation, a Delaware corporation (“Complete Solar”), and The Solaria Corporation, a Delaware corporation (such entity, “Solaria,” and such transaction, the “Business Combination”). Complete Solaria created a technology platform to offer clean energy products to homeowners by enabling a national network of sales partners and build partners. Our sales partners generate solar installation contracts with homeowners on our behalf. To facilitate this process, we provide the software tools, sales support and brand identity to our sales partners, making them competitive with national providers. We fulfill our customer contracts by engaging with local construction specialists and using our in-house installation experts. We manage the customer experience and complete all pre-construction activities prior to delivering build-ready projects including hardware, engineering plans, and building permits to our builder partners and in-house teams.

In October 2023, we sold the solar panel assets of The Solaria Corporation, including intellectual property and customer contracts to Maxeon Solar Technologies, Ltd. (“Maxeon”) pursuant to the terms of an asset purchase agreement (the “Disposal Agreement”). Under the terms of the Disposal Agreement, Maxeon agreed to acquire certain assets and employees of Complete Solaria for an aggregate purchase price of approximately $11.0 million consisting of 1,100,000 shares of Maxeon ordinary shares.

We expect to continue making acquisitions and entering into strategic partnerships as part of our long-term business strategy. For example, on September 24, 2025, we completed the purchase of all the membership interests of Sunder Energy, LLC (“Sunder”). Sunder provides a third-party solar energy sales force to initiate and execute contracts with customers throughout the United States. Sunder’s sales force works with solar installation companies in which Sunder acts as the agent for each transaction entered. Sunder earns revenue based on residential solar installation contracts for residential homeowners that are sold to installation companies in accordance with its contracts with those installation companies. Upon entering into a sales contract, the requisite performance obligation of Sunder is to assist the installation companies in the progress of the installation and obtain permission to operate. On November 21, 2025, we completed the purchase of all the membership interest of Ambia Energy, LLC (“Ambia”). Ambia is a residential solar energy system installer which operates in various markets throughout the United States. Ambia generates revenue from selling and installing solar energy systems or orchestrating the sale of a solar energy system which will be installed by a third party. On January 30, 2026, we completed the purchase of all of the equity interests of Cobalt Power Systems, Inc. (“Cobalt”). Cobalt is an installer of residential and commercial solar energy systems in the San Francisco Bay area. Cobalt generates revenue from the design and installation of solar power systems.

On August 5, 2024, we entered into an Asset Purchase Agreement (the “APA”) among us and SunPower Corporation and its direct and indirect subsidiaries (collectively, the “SunPower Debtors”) providing for the sale and purchase of certain assets relating to the Blue Raven Solar business, New Homes Business and Non-Installing Dealer network previously operated by the SunPower Debtors (the “Acquired SunPower Assets”). The APA was entered into in connection with a voluntary petition filed by SunPower under Chapter 11 of the United States Code, 11 U.S.C.§§ 101-1532. The sale was approved on September 23, 2024, by the United States Bankruptcy Court for the District of Delaware. We completed the acquisition of the Acquired SunPower Assets effective September 30, 2024. The assets and businesses acquired by us under the APA are referred to as the “SunPower Businesses.” As part of the acquisition the Company acquired Albatross, an order-to-management proprietary software to manage our orders, fulfillment and customer service all in one central location.

The acquisitions of Sunder, Ambia, Cobalt and SunPower Businesses are collectively referred to herein as “Acquisitions”.

Revenue Model

We offer solar system sales and installation to residential homeowners and the new home builders’ communities. The Acquisitions will allow us to accelerate our revenue growth and expand our footprint to deliver solar system sales into regions where we might have not previously done business.

We sell solar systems to homeowners, home builders and small to medium-sized commercial customers through third-party sales partners. As a result of our acquisition of Sunder, we operate a solar energy sales force to initiate and execute contracts with customers throughout the United States. We manage every aspect of project management for those contracts before ultimately contracting with builder partners or using in-house installation experts to complete the construction and installation of the solar systems. This residential solar platform provides homeowners with simple pricing for solar energy that provides significant savings compared to traditional utility energy. Homeowners can choose from a wide array of system features and financing options that best meet their needs. By delivering the best-matched products and a best-in-class customer experience, we establish valuable customer relationships that can extend beyond the initial solar energy system purchase and provide us with opportunities to offer additional products and services in the future.

Technology Innovation

Since inception, we have continued to invest in a platform of services and tools to enable large-scale operations for sales and builder partners. The platform incorporates processes and software solutions that simplify and streamline design, proposals, and project management throughout the lifecycle of a residential solar project. The platform empowers new market entrants and smaller industry participants with its plug-and-play capabilities. The ecosystem we have built provides broad reach, and we believe it positions us for sustained and rapid growth through a capital-efficient business model. The network of our partners continues to expand today.

We use salesforce.com to manage and fulfill orders which replaced our use of Albatross, the rights to which we acquired in connection with our acquisition of the SunPower Businesses. Albatross is a sales order platform which will be sunset later in 2026. Our acquisition of Sunder included Merdeka, a software platform which gives access from bookings to energization. We currently have this platform on view only and believe it has future potential as a differentiating option compared to our competition.

Differentiation and Operating Results

Delivering a differentiated customer experience is core to our strategy. It emphasizes a customized solution, including a design specific to each customer’s home and pricing configurations that typically drive both customer savings and value. Developing a trusted brand and providing a customized solar service offering resonates with customers accustomed to a traditional residential power market that is often overpriced and lacking in customer choice.

Our overall mission is to deliver energy-efficient solutions to homeowners, home builders and small to medium-sized businesses that allow them to lower their energy bills while reducing their carbon footprint. We want to pass our operational costs savings back to our customers by keeping costs low in an environment where labor costs are rising and interest rates remain uncertain. These operational costs savings are attributed to the workforce that was acquired as part of the SunPower Acquisition. We expanded our operations center that supports operations, order process, customer care and support, credit and collections, procurement, vendor management and accounting related functions, and have rationalized our headcount.

Our Strategy

Our strategy focuses on providing our sales partners with the software tools, sales support, and ability to compete effectively with national providers. This turnkey solution makes it easy for anyone to sell solar.

Solar System Sales

Solar System Sales are full systems sold to homeowners, home builders and small to medium-sized commercial businesses through our sales partner channels. We and our builder partners fulfill and install the systems. We believe that we can increase revenue by executing the following approaches:

●	Increase revenue by expanding installation capacity and developing new geographic markets through our partner programs— Certain of our partners become builder partners who install systems resulting from sales generated by our sales partners. By leveraging this network of skilled builders, in addition to our in-house installation experts, we aim to increase our installation capacity in traditional markets and expand our offering into new geographies throughout the U.S. We believe this will enable greater sales growth in existing markets and create new revenue in expansion markets.

●	Increase revenue and margin by engaging national-scale sales partners—We expect to create a consistent offering with a single execution process for national-scale sales partners throughout their territories, including in territories where we do not currently operate. These national accounts have unique customer relationships that will facilitate meaningful sales opportunities and low acquisition cost to increase revenue and improve margin.

●	Increase revenue and margin by executing on a battery storage opportunity – We have an opportunity to increase our revenue and margin in the battery space through our partnership with Enphase. By providing homeowners with an option to include battery storage as part of their solar system install, we believe there will be a greater need for battery storage as the demand and costs of energy will increase.

Our Strengths

The following strengths position us to drive the mass adoption of residential solar in a manner that maximizes the value of our growing customer base over the long term:

●	Platform of Services and Tools: A diversified and multi-pronged customer acquisition approach. This infrastructure underpins the ability to enjoy broad customer reach with a low system-wide cost structure and positions us for expansion to every market where distributed solar energy generation can offer homeowners savings versus traditional utility retail power.

●	Differentiated Customer Experience: We offer a unique customer experience through various methods: customer-friendly solar service features, tailored designs and customizable pricing for each homeowner, a highly consultative sales process, and a focus on customer savings.

●	Access to customers through third-party sales channels: The turn-key solar product offering, best-in-class customer service, and national footprint support third-party sales channels and strategic national partnerships. We provide solutions for sales channels seeking to expand their geographic reach and strengthen their relationships with their own customers.

●	Skilled labor workforce: We invest in safety first and ensure that our labor workforce is not only proficient in construction and energy but has strong communication, problem-solving and customer service skills. This allows them not only to make decisions quickly onsite but allows them to be empowered to service our customers on the spot and timely.

Customer Service and Operations

Solar System Sales

We have made significant investments to create a platform of services and tools that addresses customer origination, system design and installation, and general customer support. Before a sales representative conducts a consultation, homeowners are pre-qualified based on a preliminary evaluation that considers a homeowner’s credit, home ownership, electricity usage and suitability of the roof based on age, condition, shading and pitch. Once a homeowner is pre-qualified, all necessary data is collected, and a proposal is generated for the homeowner. If a homeowner is interested in moving forward, a customer contract is generated for electronic execution. This contract then undergoes a final review before it is countersigned. Homeowners financing their purchase via a loan, lease or power purchase agreement submit applications to financial institutions and, upon credit approval, execute financing agreements between the homeowner and the financier.

Once an agreement is fully executed, a site audit is performed at the home to inspect the condition of the roof, electrical equipment, and shading. Following this audit are a final system design plan and an application for any required building permits. The plans are reviewed to ensure they conform to the executed contract or to process a change order if required. A second production estimate is generated at that time and if the expected energy production exceeds or falls below the original estimate by certain thresholds, the homeowner agreement is modified accordingly. To reduce installation costs and operational risk, there are defined design and installation quality standards designed to ensure that homeowners receive a quality product, regardless of who installs the system.

After the solar panels are installed, the customer care team follows up with the homeowner with a survey on their experience. If a system requires maintenance, we or a dedicated service-only contractor will visit the customer’s home and perform any necessary repairs or maintenance at no additional cost to the customer.

Suppliers

The main components of a residential solar energy system are the solar modules, inverters, and racking systems. We also offer battery storage and car chargers where it can benefit our customers. We generally purchase components from select distributors, which are then shipped to build partners for installation. There is a running list of approved suppliers in the event any of the sources for modules, inverters or other components become unavailable. If we fail to develop, maintain, and expand relationships with these or other suppliers, the ability to meet anticipated demand for solar energy systems may be adversely affected, or at higher costs or delayed. If one or more of the suppliers ceases or reduces production due to its financial condition, acquisition by a competitor or otherwise, it may be difficult to identify alternate suppliers quickly or to qualify alternative products on commercially reasonable terms, and the ability to satisfy this demand may be adversely affected.

We screen all suppliers and components based on expected cost, reliability, warranty coverage, ease of installation, etc. We typically enter into master contract arrangements with major suppliers that define the general terms and conditions of purchases, including warranties, product specifications, indemnities, delivery and other customary terms. The declining cost of solar modules and the raw materials necessary to manufacture them have been a key driver in the prices charged for electricity and homeowner adoption of solar energy. If solar module and raw material prices do not continue to decline at the same rate as they have over the past several years, the resulting prices could slow growth and cause financial results to suffer. If we are required to pay higher prices for supplies, accept less favorable terms, or purchase solar modules or other system components from alternative, higher-priced sources, financial results may be adversely affected.

We and our build partners are responsible for and source the other products related to solar energy systems, such as fasteners, wiring and electrical fittings. From time-to-time, we procure these other products related to solar energy systems for our own installation business. We manage inventory through just-in-time delivery, at local warehouses, and as segregated inventory at build partners.

The main components of a residential solar module are the solar cells. Our solar modules are generally manufactured by third-party select manufacturers and are purchased from distributors.

Competition

Our primary competitors are the traditional utilities that supply electricity to potential customers. We compete with these traditional utilities primarily based on price (cents per kilowatt hour), predictability of future prices (by providing pre-determined annual price escalations) and the ease by which homeowners can switch to electricity generated by solar energy systems. Based on these factors, we compete favorably with many traditional utilities.

We compete for homeowner customers with other solar sales and installation companies and with solar companies with business models that are like ours. Our main competitors can be grouped broadly into (a) national, vertically integrated companies with established brands and proprietary consumer financing products; (b) small, local solar contractors who operate with relatively low fixed overhead expenses but who may lack systems, tools, and sophisticated product offerings; and (c) sales aggregators who engage with third-party sales companies to generate installation contracts. We compete favorably with these companies, with (a) better customer experience and better sales partner experience than the national vertically integrated companies; (b) better pricing and broader customer offerings than smaller local solar contractors; and (c) a better build partner experience than sales aggregators.

We also face competition from purely finance-driven organizations that acquire homeowner customers and then subcontract out the installation of solar energy systems, installation businesses that seek financing from external parties, large construction companies and utilities and sophisticated electrical and roofing companies.

Intellectual Property

We seek to protect our intellectual property rights by relying on federal, state and common law rights in the U.S. and other countries, as well as contractual restrictions. We generally enter into confidentiality and invention assignment agreements with employees and contractors, and confidentiality agreements with other third parties, to limit access to, and disclosure and use of, confidential information and proprietary technology. In addition to these contractual arrangements, we also rely on a combination of trademarks, trade dress, domain names, copyrights, and trade secrets to help protect the brand and other intellectual property.

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

In addition to the mechanisms described above, there are various incentives for homeowners and businesses to adopt solar power in The Inflation Reduction Act of 2022 (the “IRA”). On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted and significantly modified this framework by accelerating the phase-out or termination of certain federal tax incentives and introducing additional eligibility requirements and compliance obligations. In particular, the OBBBA accelerates the termination of the clean electricity investment tax credit and production tax credit for applicable solar facilities, generally limiting availability to projects that begin construction by July 4, 2026 or are placed in service by December 31, 2027, and terminates the residential clean energy credit for property installed after December 31, 2025. The OBBBA also introduces additional restrictions relating to certain foreign entities of concern (“FEOC”) and supply chain sourcing, which may affect project eligibility and increase compliance costs.

Moreover, in Europe, the European Commission has mandated that its member states adopt integrated national climate and energy plans to increase their renewable energy targets to be achieved by 2030, which could benefit the deployment of solar. However, the U.S. and European Union, among others, have imposed tariffs or other import duties on solar products, or are evaluating the imposition of such duties on solar panels, solar cells, polysilicon, and other components. These import duties may offset the incentives described above and increase the price of our solar products.

Employees and Human Capital Resources

As of December 28, 2025, we had 785 employees on a full-time basis. We also engage independent contractors and consultants. No employees are covered by collective bargaining agreements. There have not been any work stoppages.

Our human capital resources objectives include identifying, recruiting, retaining, training, and integrating our existing and new employees. The principal purposes of our equity incentive plans are to attract, retain and motivate personnel through the granting of equity-based awards, increasing stockholder value and the success of our Company by motivating such individuals to perform to the best of their abilities and achieve SunPower’s objectives.

Facilities

Our corporate headquarters and executive offices are located in Orem, Utah.

We lease all the facilities and own no real property. We believe that our current facilities are adequate to meet ongoing needs. If additional space is required, we believe that we will be able to obtain additional facilities on commercially reasonable terms.

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

Our principal executive offices are located at 1403 N. Research Way, Orem UT 84097, and our telephone number is (877) 299-4943.

Access to Company Information

We file or furnish periodic reports and amendments thereto, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Our internet address is https://us.sunpower.com. Through our internet website, we make available, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. The information on our website is not a part of this Annual Report on Form 10-K.

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

Since our inception, we have incurred losses and negative cash flows from operations. We incurred a net loss from continuing operations of $40.6 million in the fiscal year ended December 28, 2025, and have an accumulated deficit of $456.7 million. We have accrued expenses and other current liabilities of $56.6 million, current debt of $24.3 million, and notes payable and derivative liabilities, net of current portion of $155.3 million, as of December 28, 2025, as well as other current and long-term liabilities (including the $9.5 million liability we recorded relating to a litigation matter with Siemens). We had cash and cash equivalents, excluding restricted cash, of $9.6 million as of December 28, 2025, which was held for working capital expenditures. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern requires that we obtain sufficient funding, either through external financial transactions or cash flows generated from operations, to meet our obligations and finance our operations.

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

Our operations have consumed significant amounts of cash since inception. We expect to incur significant operating expenses as we continue to grow our business, including expenses incurred in connection with acquisitions and the further integration of acquired businesses, including the SunPower Businesses, Sunder, Ambia and Cobalt. We anticipate that our operating losses and negative operating cash flows will continue into the foreseeable future.

We had cash and cash equivalents, excluding restricted cash, of $9.6 million as of December 28, 2025. Our cash position raises substantial doubt regarding our ability to continue as a going concern for 12 months after the consolidated financial statements issuance. Further, we cannot guarantee that our business will generate sufficient cash flow from operations to fund our operations or liquidity needs. Over time, we expect that we will need to raise additional funds through the issuance of additional equity, equity-related or debt securities or through obtaining credit from financial institutions to fund, together with our principal sources of liquidity, any significant unplanned or accelerated expenses and new strategic investments.

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

To the extent that we raise additional capital by issuing equity, convertible debt or other convertible securities, our existing stockholders may experience substantial dilution, and the terms of these issued securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. For example, we may issue debt or equity securities under our shelf registration statement, through our at-the-market offering facility, through our existing equity line of credit with White Lion, through our standby equity purchase facility with Yorkville or we may issue additional debt or equity securities in private transactions. Any agreements for future debt or preferred equity financings, if available, may involve covenants limiting or restricting our ability to take specific actions, such as raising additional capital, incurring additional debt, making capital expenditures or declaring dividends. Our ability to use our at-the-market offering facility or shelf registration statement are currently constrained by the size of our non-affiliate market capitalization, our trading volume and other factors, and there can be no assurance regarding the price at which we will be able to sell such shares, and any sales of our common stock under our at-the-market offering facility, and any offerings we might complete under our shelf registration statement, may be at prices that result in additional dilution to our existing stockholders. Further, as a result of our current ineligibility to use Form S-3, we currently cannot use our at-the-market offering facility or conduct securities offerings using our shelf registration statement. If we incur additional debt, the debt holders, together with holders of our outstanding Convertible Senior Notes and the Yorkville Notes (each as defined below), would have rights senior to holders of common stock to make claims on our assets, and the terms of any future debt could restrict our operations, including our ability to pay dividends on our common stock.

We have identified material weaknesses in our internal controls over financial reporting. As a result of these material weaknesses, we identified material errors to our interim results for the thirteen weeks ended March 30, 2025, the thirteen and twenty-six weeks ended June 29, 2025, and the thirteen and thirty-nine weeks ended September 28, 2025 (the “Prior Periods”) and we have determined that the Prior Periods included in our Quarterly Reports on Form 10-Q for the quarters ended March 30, 2025, June 29, 2025, and September 28, 2025 should no longer be relied upon and should be restated. If we are unable to maintain effective internal controls over financial reporting and disclosure controls and procedures, the accuracy and timeliness of our financial and operating reporting may be adversely affected, and confidence in our operations and disclosures may be lost.

In connection with the preparation and audit of our financial statements for the year ended December 28, 2025, our management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis. The material weaknesses are as follows:

We did not maintain controls to execute the criteria established in the COSO Framework for (i) the control environment, (ii) control activities, (iii) information and communication, and (iv) monitoring activities.

Each of the control deficiencies identified below constitute a material weakness, either individually or in the aggregate.

Control Environment. Our Company did not maintain an effective control environment and identified the following material weakness: our Company lacked appropriate policies and resources to develop and operate effective internal control over financial reporting and a lack of appropriate and consistent IT policies given the significant volume of financially relevant IT changes, which contributed to our Company’s inability to properly analyze, record and disclose accounting matters timely and accurately.

Control Activities. Our Company did not design and implement effective control activities and identified the following material weakness:

●	Ineffective design and operation of certain control activities due to significant personnel changes throughout fiscal 2025. Control deficiencies, which aggregate to a material weakness, occurred within substantially all areas of financial reporting.

Information and Communication. Our Company did not design and implement effective information and communication activities and identified the following material weaknesses:

●	Our Company did not design and maintain effective general information technology controls over logical access and program change management for our key information systems used to support the financial reporting process. Specifically, management did not maintain effective controls to ensure proper segregation of duties related to user administration and other privileged access functions and in implementing program changes in information systems. Due to the pervasive nature of these deficiencies, business process controls that are dependent upon information from these systems were also not effective.

●	Our Company did not have adequate processes and controls for communicating information among the accounting, finance, operations, and legal departments, necessary to support the proper functioning of internal controls.

Monitoring Activities. Our Company did not design and implement effective monitoring activities and identified the following material weaknesses: (i) failure to adequately monitor compliance with accounting policies, procedures and controls related to substantially all areas of financial reporting; and (ii) failure to properly select, develop and perform ongoing evaluations of the components of internal controls (including the monitoring of service providers’ control environments).

These material weaknesses described in the paragraphs above contributed to material accounting errors identified and corrected during the audit of our financial statements. Additionally, in connection with the preparation of our audited financial statements for the year ended December, 28, 2025, and as a result of these material weaknesses, we identified material errors to our interim results for the thirteen weeks ended March 30, 2025, the thirteen and twenty-six weeks ended June 29, 2025, and the thirteen and thirty-nine weeks ended September 28, 2025 (the “Prior Periods”) and we determined that the Prior Periods included in our Quarterly Reports on Form 10-Q for the quarters ended March 30, 2025, June 29, 2025, and September 28, 2025 (the “Prior Filings”) should no longer be relied upon and should be restated. As a result, the Company will restate the financial statements included in the Prior Filings. If we fail to adequately remediate these material weaknesses, there could be material misstatements that may not be prevented or detected.

We have taken certain steps, such as recruiting additional personnel, in addition to utilizing third-party consultants and specialists, to supplement our internal resources, to enhance our internal control environment and plan to take additional steps to remediate the material weaknesses. Although we plan to complete this remediation process as quickly as possible, we cannot estimate how long it will take. We cannot provide assurance that the measures we have taken to date, and may take in the future, will be sufficient to remediate the control deficiencies that led to our material weakness in internal control over financial reporting or that such measures will prevent or avoid potential future material weaknesses.

If we are not able to maintain effective internal control over financial reporting and Disclosure Controls and procedures, or if material weaknesses are discovered in future periods, a risk that is significantly increased in light of the complexity of our business, we may be unable to accurately and timely report our financial position, results of operations, cash flows or key operating metrics, which could result in late filings of the annual and quarterly reports under the Exchange Act (and which would limit our ability to use Form S-3 and make impact the availability of Rule 144), restatements of financial statements or other corrective disclosures, an inability to access commercial lending markets, defaults under convertible notes and outstanding loans and other agreements, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

We face risks related to the restatement of our previously issued quarterly financial statements.

As a result of our determination that the Prior Filings should no longer be relied upon and should be restated, we face a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputation issues for our business. For example, we may face potential litigation or other disputes, which may include claims relating to federal and state securities laws, contractual claims and other claims arising from the restatement of the Prior Filings and the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As we undertake such restatements of the Prior Filings, we may discover additional errors in the Prior Filings. We cannot ensure that all of the risks and challenges described above will be eliminated or that general reputational harm will not persist. If one or more of the foregoing risks or challenges persist, our business, operations and financial condition are likely to be materially and adversely affected.

Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital.

We did not file our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 within the timeframe required by the SEC, our Quarterly Report on Form 10Q for the quarter ended September 28, 2025 or the amendment required to our Current Report originally filed on September 26, 2025 relating to the Sunder acquisition. Accordingly, we are not currently eligible to use a registration statement on Form S-3 that would allow us to continuously incorporate by reference our SEC reports into the registration statement, to use “shelf” registration statements to conduct offerings, or to use our at-the-market offering facility until approximately one year from the date we have regained and maintain status as a current filer. Our inability to use Form S-3 may significantly impair our ability to raise necessary capital to fund our operations and execute our strategy. If we seek to access the capital markets through a registered offering during the period of time that we are unable to use Form S-3, we may be required to publicly disclose the proposed offering and the material terms thereof before the offering commences, we may experience delays in the offering process due to SEC review of a Form S-1 registration statement and we may incur increased offering and transaction costs and other considerations. If we are unable to raise capital through a registered offering, we would be required to conduct our equity financing transactions on a private placement basis, which may be subject to pricing, size and other limitations imposed under the Nasdaq rules, or seek other sources of capital. The foregoing limitations on our financing approaches could prevent us from pursuing transactions or implementing business strategies that would be beneficial to our business.

Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.

On February 7, 2018, safeguard tariffs on imported solar cells and modules (“CSPV”) went into effect pursuant to Proclamation 9693, which approved recommendations to provide relief to U.S. manufacturers and impose safeguard tariffs on imported solar cells and modules, based on the investigations, findings, and recommendations of the U.S. International Trade Commission (the “International Trade Commission”). On February 4, 2022, then President Biden issued Proclamation 10339 extending the existing safeguard measures on U.S. imports of CSPV products by an additional four years until February 6, 2026. Prior to the termination of the safeguard tariffs, modules were subject to a tariff rate of approximately 15%. Cells were subjected to a tariff-rate quota, under which the first 5 GW of cell imports each year was exempt from tariffs, and cells imported after the 5 GW quota was reached were subject to the same approximately 15% tariff as modules in the first year, with the same 0.25% decline in each of the three subsequent years. The tariff-free cell quota applied globally, without any allocation by country or region.

While solar cells and modules based on interdigitated back contact technology were excluded from these safeguard tariffs, our solar products based on other technologies continue were subject to the safeguard tariffs until February 6, 2026.

Solar cells and panels from various countries continue to be subject to U.S. antidumping, and countervailing duty (AD/CVD) actions in the United States. The U.S. Department of Commerce (the “Department of Commerce”) maintains antidumping and countervailing duty orders on solar cells as well as panels produced in China. In 2022, the Department of Commerce found that solar product producers in Cambodia, Malaysia, Thailand, and Vietnam were circumventing the China AD/CVD actions. As a result, imports of solar products from these countries may be treated as if they are of Chinese origin and therefore subject to the aforementioned antidumping and countervailing duty orders. On June 6, 2022, then President Biden issued an Executive Order allowing U.S. solar installers to import solar modules and cells from Cambodia, Malaysia, Thailand and Vietnam free from certain duties for 24 months, along with other incentives designed to accelerate U.S. domestic production of clean energy technologies. This moratorium ended in June 2024 and China-wide AD/CVD action now applies to imports from those countries that contain Chinese-origin inputs. Additionally, on December 29, 2023, Auxin and Concept Clean Energy, Inc. filed suit in the U.S. Court of International Trade challenging the legal basis for the moratorium and implementing regulations. In August 2025 the Court of International Trade found the moratorium on the collection of AD/CVD duties to be unlawful and ordered retroactive collection of duties that should have been paid during that period. The retroactive collection of duties was stayed pending appeal. On February 9, 2026, the U.S. government withdrew its appeal of that decision, but other parties continue to pursue the appeal. In addition, on May 15, 2024 the Department of Commerce and the U.S. International Trade Commission initiated antidumping and countervailing duty investigations of CSPV products from Cambodia, Malaysia, Thailand, and Vietnam. Both the Department of Commerce and the U.S. International Trade Commission made affirmative findings for all countries. On June 24, 2025, the Department of Commerce imposed antidumping and countervailing duty orders on CSPV products from all four countries. Duty rates range zero to over 100% antidumping duties and approximately 15% to over 3000% countervailing duties depending on the company and country. Antidumping and countervailing duties are assessed retroactively and thus final assessment of duties on imports made after June 2025 will be determined in future proceedings by the Department of Commerce.

The high AD/CVD duty rates, together with uncertainty surrounding the implications of existing tariffs affecting the U.S. solar market and potential trade tensions between the U.S. and other countries has caused and is likely to cause further market volatility, price fluctuations, supply shortages, and project delays, any of which could harm our business, and the pursuit of mitigating actions may divert substantial resources from other projects.

Further, the Uyghur Forced Labor Prevention Act may inhibit importation of certain solar modules or components. In addition, the imposition of tariffs is likely to result in a wide range of impacts to the U.S. solar industry and the global manufacturing market, as well as our business in particular. Such tariffs could materially increase the price of our solar products and result in significant additional costs to the Company, its resellers, and the resellers’ customers, which could cause a significant reduction in demand for our solar power products and greatly reduce our competitive advantage.

Our business depends in part on the availability of rebates, tax credits and other financial incentives. The OBBA has materially reduced the availability of these rebates, credits or incentives, which may adversely impact our business.

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

The IRA extended and modified prior law applicable to U.S. federal tax credits that are available with respect to solar energy systems. Under the IRA, the following tax credits were generally available: (i) a production tax credit under Code Section 45 (for facilities that began construction before January 1, 2025) and Code Section 45Y (for facilities that were place in service after December 31, 2024) (the “PTC”)with respect to electricity produced from certain qualifying facilities, (ii) an investment tax credit under Code Section 48 (for facilities that begin construction before January 1, 2025) and Code Section 48E (for facilities that are placed in service after December 31, 2024) (the “ITC”) in connection with the installation of certain solar facilities and energy storage technology, and (iii) a residential clean energy credit (the “Section 25D Credit”) in connection with the installation of qualifying property that uses solar energy to generate electricity for residential use.

On July 4, 2025, the “OBBBA was enacted and significantly modified the IRA’s clean energy incentive framework by accelerating the termination of certain credits and adding new eligibility restrictions and compliance burdens. The OBBBA effectively repealed, on an accelerated timeline, key federal tax incentives for solar projects by curtailing eligibility for the clean electricity PTC and ITC for applicable solar facilities placed in service after December 31, 2027 (subject to grandfathering for projects that begin construction by July 4, 2026) and by terminating the Section 25D Credit after 2025.

With respect to the PTC, solar energy projects that began construction before January 1, 2025 generally remain eligible for the PTC under Section 45 (as amended by the IRA) and generally are not subject to the accelerated phaseouts or other limitations introduced by the OBBBA. The PTC available to a taxpayer in 2024 and prior taxable years under Code Section 45 generally is equal to a certain rate multiplied by the kilowatt hours of electricity produced by the taxpayer from solar energy at a facility owned by it and sold to an unrelated party during that taxable year. The base rates for the PTC under Code Section 45 is 0.3 cents (adjusted for inflation). This rate is increased to 1.5 cents (adjusted for inflation) for projects that (i) have a maximum net output of less than one megawatt (measured in alternating current), (ii) begin construction before January 29, 2023, and (iii) meet certain prevailing wage and apprenticeship requirements. It also may be increased for projects that include a certain percentage of components produced in the U.S. and projects that are located in certain energy communities, in each case subject to applicable requirements and IRS guidance.

The PTC under Code Section 45Y, the successor to Code Section 45 that is applicable for facilities placed in service after December 31, 2024, generally is similar to the PTC under Code Section 45 but includes certain different terms and qualification requirements. The PTC amount under Code Section 45Y generally is equal to the PTC outlined above for Code Section 45, including the availability of the same increased credit rates under the same circumstances. The PTC under Code Section 45Y applies to kilowatt hours of electricity produced at a “qualified facility,” which generally is a facility, such as a solar energy facility, that generates electricity and has a greenhouse gas emission rate that is not greater than zero.

Under the OBBBA, solar facilities that begin construction after July 4, 2026 (one year after enactment of the OBBBA) are ineligible for the Code Section 45Y credit if placed in service after December 31, 2027. Facilities that begin construction prior to July 4, 2026 are not subject to this accelerated placed-in-service deadline. In addition, IRS guidance interpreting these OBBBA termination provisions imposes more stringent “beginning of construction” requirements, increasing the risk that projects may fail to qualify if development timelines slip or if the taxpayer cannot satisfy the applicable standards. Moreover, the OBBBA denies the Code Section 45Y for certain leased residential solar water heating property (while generally excluding leased solar electric generating property from that denial). A facility is not eligible for the PTC under Code Section 45Y if a tax credit already is allowed with respect to the facility under Code Section 45, 48 or 48E (or certain other tax credit provisions) for the taxable year or any prior taxable year.

With respect to the ITC, solar energy projects that began construction before January 1, 2025 generally remain eligible for the ITC under Section 48 and are not subject to the accelerated phaseouts or other limitations introduced by the OBBBA. The ITC available under Code Section 48E is the successor provision of Code Section 48 and is applicable for investments in facilities placed in service after December 31, 2024. The ITC under Code Section 48E generally is similar to the ITC outlined above under Code Section 48 in structure, including generally providing for the same increased credit rates under the same circumstances. The ITC under Code Section 48E applies to investments in a “qualified facility” and “energy storage technology”. A “qualified facility” for these purposes generally is the same as described above for the PTC under Code Section 45Y and “energy storage technology” is defined by reference to such term in Code Section 48.

Similar to Section 45Y, solar facilities that begin construction after July 4, 2026 (one year after enactment) are ineligible for the Section 48E credit if placed in service after December 31, 2027. This placed-in-service deadline would not apply to energy storage technology. Moreover, the OBBBA denies the Code Section 48E for certain leased residential solar water heating property (while generally excluding leased solar electric generating property from that denial). The ITC under Code Section 48E is subject to recapture if the Internal Revenue Service determines that the greenhouse gas emissions rate for the facility exceeds a certain threshold. A facility is not eligible for the ITC under Code Section 48E if a tax credit already is allowed with respect to the facility under Code Section 45, 45Y or 48 (or certain other tax credit provisions) for the taxable year or any prior taxable year.

Under the IRA, the Section 25D Credit available to a taxpayer is equal to the “applicable percentage” of expenditures for property that uses solar energy to generate electricity for use in a dwelling unit located in the U.S. and used as a residence by the taxpayer. The applicable percentage is 26% for such systems that are placed in service before January 1, 2022 and 30% for such systems that are placed in service after December 31, 2021. As modified by the OBBBA, the Section 25D Credit terminated with respect to expenditures made after December 31, 2025, and an expenditure generally is treated as made when the original installation of the property is completed (or, in certain cases, when construction or reconstruction is completed and the taxpayer’s original use of the structure begins). The unavailability of the Section 25D Credit for systems when installation is completed after December 31, 2025 likely will impact the prices of our solar energy systems and overall value proposition our solar systems provide to customers.

The OBBBA also introduces additional restrictions relating to certain FEOC and supply chain sourcing, which may affect project eligibility and increase compliance costs. On February 12, 2026, the U.S. Treasury Department and Internal Revenue Service released IRS Notice 2026-15, which provides additional guidance regarding the prohibited foreign entity (“PFE”) rules under the OBBBA. In particular, this notice establishes interim safe harbors for determining whether a project receives material assistance from a PFE, including guidance on calculation of the Material Assistance Cost Ratio. While this guidance reduces certain uncertainties, it is interim in nature, and further rulemaking, including a notice of proposed rulemaking and final regulations expected later in 2026, may modify or replace this framework. Such future guidance could impose more restrictive requirements or additional compliance burdens, which may increase our costs and adversely affect our ability, or our customers’ ability, to qualify for applicable tax credits. If we or our customers are unable to satisfy the PFE or related eligibility requirements, it could materially and adversely affect our revenues, results of operations, cash flows and the overall demand for our products.

The OBBBA has materially reduced the governmental incentives available to participants in the solar industry, which is likely to adversely affect the results of our operations and our ability to compete in this industry by increasing the cost of capital, causing us to increase the prices of our energy and solar energy systems and reduce the size of our addressable market. Even where incentives remain available, evolving statutory requirements and administrative guidance may create uncertainty, increase compliance costs, and delay or reduce tax credit financing, which could disrupt project timelines and harm our liquidity.

Moreover, the U.S. federal tax credits discussed above have complex legal and operational requirements, including with respect to “beginning of construction” and placed-in-service requirements. There also may be uncertainty as to how such requirements promulgated under the IRA or the OBBBA are interpreted. If Internal Revenue Service guidance regarding implementation of the IRA or the OBBBA is viewed by investors as unclear, tax credit financing may be delayed or downsized, harming our ability to secure financing for customers. Our failure to either (i) interpret the new requirements under the IRA and the OBBBA regarding among other things, timing of construction, prevailing wage, apprenticeship, domestic content, siting in an “energy community,” accurately or (ii) adequately update our supply-chain, manufacturing, installation, and record-keeping processes to meet such requirements, may result a partial or full reduction in the related U.S. federal tax benefit, and our customers, financiers and shareholders may require us to indemnify them for certain of such reductions.

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

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which generally would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including providing only two years of audited financial statements, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation our periodic reports and proxy statements, unless we are also an accelerated filer, in which case different requirements will apply.

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

In the past, unfavorable macroeconomic and market conditions have resulted in sustained periods of decreased demand. Macroeconomic and market conditions could be adversely affected by a variety of political, economic or other factors in the U.S. and international markets, which could, in turn, adversely affect spending levels of installers and end users and could create volatility or deteriorating conditions in the markets in which we operate. Macroeconomic uncertainty or weakness could result in:

●	reduced demand for our products as a result of constraints on spending for solar energy systems by our customers and/or a reduction in government subsidies for renewable energy investments;

●	increased price competition for our products that may adversely affect revenue, gross margin and profitability;

●	the introduction of any disadvantageous trade regulations and import duties and tariffs;

●	decreased ability to forecast operating results and make decisions about budgeting, planning and future investments;

●	decrease in the popularity of solar energy as a green energy solution;

●	business and financial difficulties faced by our suppliers or other partners, including impacts to material costs, sales, liquidity levels, ability to continue investing in their businesses, ability to import or export goods, ability to meet development commitments and manufacturing capability; and

●	increased overhead and production costs as a percentage of revenue.

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

We purchase solar panels, inverters and other system components from a number of suppliers for certain components; however, we may be susceptible to quality issues, shortages and price changes. If we fail to develop, maintain and expand relationships with existing or new suppliers, we may be unable to adequately meet anticipated demand for our solar energy systems or may only be able to offer our systems at higher costs or after delays. If one or more of the suppliers that we rely upon to meet anticipated demand ceases or reduces production, we may be unable to satisfy this demand due to an inability to quickly identify alternate suppliers or to qualify alternative products on commercially reasonable terms.

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

Despite efforts to obtain components from multiple sources whenever possible, many suppliers may be single-source suppliers of certain components. If we cannot maintain long-term supply agreements or identify and qualify multiple sources for components, access to supplies at satisfactory prices, volumes and quality levels may be harmed. We may also experience delivery delays of components from suppliers in various global locations. In addition, while there are alternative suppliers and service providers that we could enter into agreements with to replace our suppliers on commercially reasonable terms, we may be unable to establish alternate supply relationships or obtain or engineer replacement components in the short term, or at all, at favorable prices or costs. Qualifying alternate suppliers or developing our own replacements for certain components may be time-consuming and costly and may force us to make modifications to our product designs.

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

Our business substantially focuses on solar service agreements and transactions with residential customers. Our energy system sales to homeowners utilize power purchase agreements (“PPAs”), leases, loans and other products and services. We currently offer PPAs and leases through Goodleap LLC, LightReach, EverBright, LLC, Dividend Solar Loan Company and other financial institutions. If we were unable to arrange new or alternative financing methods for PPAs and leases on favorable terms, our business, financial condition, results of operations, and prospects could be materially and adversely affected.

If we fail to manage operations and growth effectively, we may be unable to execute our business plan, maintain high levels of customer service or adequately address competitive challenges.

We have experienced significant growth in recent periods (including through the integration of acquired companies) as measured by our number of customers, and we intend to continue efforts to expand our business within existing and new markets. This growth (including these integration activities) has placed, and any future growth may place, a strain on management, operational and financial infrastructure. Our growth requires our management to devote a significant amount of time and effort to maintain and expand relationships with customers, dealers and other third parties, attract new customers and dealers, arrange financing for growth and manage expansion into additional markets.

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

We have incurred net losses in the past, including a net loss from continuing operations of $44.3 million in the fiscal year ended December 28, 2025, and we have an accumulated deficit of $456.7 million as of December 28, 2025. Additionally, as of December 28, 2025, we had current indebtedness of $24.3 million and long-term indebtedness, including derivative liabilities, net of current of $155.3 million. We will continue to incur net losses as spending increases to finance the expansion of operations, installation, engineering, administrative, sales and marketing staffs, spending increases on brand awareness and other sales and marketing initiatives and implement internal systems and infrastructure to support the Company’s growth. We do not know whether revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on results of operations. Our ability to achieve profitability depends on a number of factors, including but not limited to:

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

The solar energy and renewable energy industries are both highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with large utilities. Our primary competitors are the traditional utilities that supply energy to potential customers. We compete with these utilities primarily based on price, predictability of price and the ease by which customers can switch to electricity generated by our solar energy systems. If we cannot offer compelling value to its customers based on these factors, then our business will not grow. Utilities generally have substantially greater financial, technical, operational and other resources than us. As a result of their greater size, these competitors may be able to devote more resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Utilities could also offer other value added products and services that could help them compete with us even if the cost of electricity they offer is higher than ours. In addition, utilities’ diversified generation portfolios may allow utilities to sell electricity more cheaply than electricity generated by our solar energy systems.

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

Defaults by customers and the financial institutions that fund some of our customers’ solar systems have not been material to date, but we expect that the risk of customer defaults or financial partner defaults may increase as we grow our business. For example, Sunnova Energy International, Inc. (“Sunnova”), a major provider of financing for solar systems, announced that substantial doubt exists regarding its ability to continue as a going concern. While the Company does not use Sunnova for any of its customer financing, if any of our financing partners experience liquidity concerns or stop funding projects, we may incur significant losses or project delays. If any of our customers are unable to make milestone payments on systems purchased in cash, our revenue and costs could be adversely affected. If economic conditions worsen, certain of our customers or finance partners may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

We may not realize the anticipated benefits of past or future acquisitions, including the transactions under the asset purchase agreement with the SunPower Debtors, the Sunder Acquisition, the Ambia Acquisition, and the Cobalt Acquisition and integration of these acquisitions may disrupt our business.

In November 2022, we acquired The Solaria Corporation (“Solaria”), after which Complete Solar was renamed “Complete Solaria, Inc.” In October 2023, we subsequently sold solar panel assets of Solaria, including intellectual property and customer contracts, to Maxeon Solar Technologies, Ltd., which resulted in an impairment loss of $147.5 million and loss on disposal of $1.8 million. On September 30, 2024, we completed the acquisition of the Acquired SunPower Assets under the APA with the SunPower Debtors, which resulted in our acquisition of the SunPower Businesses and a significant expansion of our business operations and headcount. On September 21, 2025, we entered into an agreement to acquire Sunder and completed the Sunder Acquisition effective September 24, 2025. On November 21, 2025, we entered into an agreement to acquire Ambia and completed the Ambia Acquisition on November 21, 2025. We completed the acquisition of Cobalt on February 2, 2026. In the future, we may acquire additional companies, project pipelines, products, or technologies, or enter into joint ventures or other strategic initiatives. Our ability as an organization to integrate acquisitions is unproven. We may not realize the anticipated benefits of our acquisitions or any other future acquisition or the acquisition may be viewed negatively by customers, financial markets or investors.

Any acquisition has numerous risks, including, but not limited to, the following:

●	difficulty in assimilating the operations and personnel of the acquired company;

●	difficulty in effectively integrating the acquired technologies or products with current products and technologies;

●	difficulty in maintaining controls, procedures and policies during the transition and integration;

●	disruption of ongoing business and distraction of management and employees from other opportunities and challenges due to integration issues;

●	difficulty integrating the acquired company’s accounting, management information and other administrative systems;

●	inability to retain key technical and managerial personnel of the acquired business;

●	inability to retain key customers, vendors, and other business partners of the acquired business;

●	inability to achieve the financial and strategic goals for the acquired and combined businesses;

●	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact operating results;

●	failure of due diligence processes to identify significant issues with product quality, legal and financial liabilities, among other things;

●	inability to assert that internal controls over financial reporting are effective; and

●	inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions.

●	inability to rebuild trust with home builders due to the bankruptcy of the SunPower Debtors.

●	inability to obtain advantageous financing arrangements with financiers in order to pass the saving on to customers.

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

Consumer personal privacy and data security have become significant issues and the subject of rapidly evolving regulation in the U.S. Furthermore, federal, state and local government bodies or agencies have in the past adopted, and may in the future adopt, more laws and regulations affecting data privacy. For example, the state of California enacted the California Consumer Privacy Act of 2018 (“CCPA”) and California voters recently approved the California Privacy Rights Act (“CPRA”). The CCPA creates individual privacy rights for consumers and places increased privacy and security obligations on entities handling the personal data of consumers or households. The CCPA went into effect in January 2020 and it requires covered companies to provide new disclosures to California consumers, provides such consumers, business-to-business contacts and employees new ways to opt-out of certain sales of personal information, and allows for a new private right of action for data breaches. The CPRA modifies the CCPA and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. The CCPA and the CPRA may significantly impact the Company’s business activities and require substantial compliance costs that adversely affect its business, operating results, prospects and financial condition. To date, we have not experienced substantial compliance costs in connection with fulfilling the requirements under the CCPA or CPRA. However, we cannot be certain that compliance costs will not increase in the future with respect to the CCPA and CPRA or any other recently passed consumer privacy regulation.

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

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the U.S. or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it believes are not adequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross- border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that the Company can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of its operations, the need to relocate part of or all of its business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against its processing or transferring of personal data necessary to operate its business. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

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

If we fail to comply with laws and regulations relating to interactions by the Company or its dealers with current or prospective residential customers, it could result in negative publicity, claims, investigations and litigation and adversely affect financial performance.

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

We depend significantly on our reputation for high-quality products, excellent customer service and the brand name “SunPower” to attract new customers and grow our business. If we fail to continue to deliver solar energy systems or energy storage systems within the planned timelines, if our offerings do not perform as anticipated or if we damage any of our customers’ properties or delays or cancels projects, our brand and reputation could be significantly impaired. Future technological improvements may allow the company to offer lower prices or offer new technology to new customers; however, technical limitations in our current solar energy systems and energy storage systems may prevent us from offering such lower prices or new technology to existing customers.

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

In addition, if we were to no longer use, lose the right to continue to use or if others use the “SunPower” brand, we could lose recognition in the marketplace among customers, suppliers and dealers, which could affect our business, financial condition, results of operations and would require financial and other investment and management attention in new branding, which may not be as successful.

Our success depends on the continuing contributions of key personnel, including Thurman J. Rodgers. If we are unable to attract and retain key employees and qualified personnel, our business and prospects could be harmed.

We rely heavily on the services of our key executive officers and other key employees, in particular Thurman J. Rodgers, and the loss of services of any principal member of the management team or other key employees could adversely affect our operations. There have been, and from time to time there may continue to be, changes in our management team resulting from the hiring or departure of executives and key employees, or the transition of executives within our business, which could disrupt our business. For example, during 2024, 2025 and early 2026, we had turnover in key positions, including our Chief Executive Officer and our Chief Financial Officer. As a result of the SunPower Acquisition, the Sunder Acquisition, the Ambia Acquisition and the Cobalt Acquisition, we also appointed new employees to key positions and restructured our management reporting lines. Such changes in our executive management team or workforce may be disruptive to our business, divert management’s attention, result in a loss of knowledge and negatively impact employee morale. If we encounter further turnover or difficulties associated with the transition or departure of our executive officers and key employees, or if we are unsuccessful in recruiting new personnel or in retaining and motivating existing personnel, our operations may be disrupted, which could harm our business.

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

Our quarterly and annual operating results and its ability to grow are difficult to predict and may fluctuate significantly. We have experienced seasonal and quarterly fluctuations in the past and expect to experience such fluctuations in the future. In addition to the other risks described in this “Risk Factors” section, the following factors could cause operating results to fluctuate:

●	expiration or initiation of any governmental rebates or incentives;

●	significant fluctuations in customer demand for our solar energy services, solar energy systems and energy storage systems;

●	our dealers’ ability to complete installations in a timely manner;

●	our and our dealers’ ability to gain interconnection permission for an installed solar energy system from the relevant utility;

●	the availability, terms and costs of suitable financing;

●	the amount, timing of sales and potential decreases in value of Solar Renewable Energy Certificates;

●	our ability to continue to expand its operations and the amount and timing of expenditures related to this expansion;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;

●	changes in our pricing policies or terms or those of competitors, including centralized electric utilities;

●	actual or anticipated developments in competitors’ businesses, technology or the competitive landscape; and

●	natural disasters or other weather or meteorological conditions.

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

We are involved in claims and legal proceedings that arise from normal business activities. In addition, from time to time, third parties have asserted and may in the future assert claims against us. We evaluate all claims, lawsuits and investigations with respect to their potential merits, our potential defenses and counter claims, settlement or litigation potential and the expected effect on us. In the event that we are involved in significant disputes, including the legal claims noted below, or are the subject of a formal action by a regulatory agency, we could be exposed to costly and time-consuming legal proceedings that could result in any number of outcomes. Although outcomes of such actions vary, any claims, proceedings or regulatory actions initiated by or against us whether successful or not, could result in expensive costs of defense, costly damage awards, injunctive relief, increased costs of business, fines or orders to change certain business practices, significant dedication of management time, diversion of significant operational resources or some other harm to the business. In any of these cases, our business, financial condition or results of operations could be negatively impacted. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. Depending on the nature and timing of any such controversy, an unfavorable resolution of a matter could materially affect our future business, financial condition or results of operations, or all of the foregoing, in a particular quarter.

See “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 12 - Commitments and Contingencies” for a further discussion of the legal claims summarized therein.

In addition to the other information provided in Note 12, on February 22, 2024, the court in the case issued an order against certain subsidiaries of the Company which awarded Siemens approximately $6.9 million. On March 15, 2024, Siemens filed a motion seeking to recover $2.67 million for attorneys’ fees, expenses, and pre-and post-judgment interest. The Company opposed Siemens’ motion for attorneys’ fees, expenses, and pre- and post-judgment interest on April 5, 2024. On June 17, 2024, the court entered a final order which awarded Siemens a total of $2.0 million in attorneys’ fees and costs. We have appealed these judgments. On August 19, 2024, Siemens applied for the enforcement to a sister state judgment in the Superior Court of Alameda, California and the court entered a judgement in favor of Siemens. On December 9, 2024, Siemens moved to amend the judgment to add the Company as a judgement debtor. Our subsidiaries opposed the Siemens motion. The court heard the motion by submission on April 3, 2025, but has not yet issued a ruling. The Company recognized $6.9 million as a legal loss related to this litigation in 2023, and in 2024, the Company recorded an additional accrual for $2.0 million for attorneys’ fees, expenses, and pre-judgment interest, in accrued expenses and other current liabilities within its consolidated balance sheet as of December 29, 2024. This legal loss was recognized in fiscal 2024 in loss from discontinued operations, net of tax on the consolidated statements of operations and comprehensive loss. The Company had liability of $6.9 million recorded as a legal loss related to this litigation, excluding amounts for attorneys’ fees and costs, in accrued expenses and other current liabilities within its consolidated balance sheet at December 29, 2024. On December 4, 2025, the Company entered into a Settlement Agreement with Siemens Government Technologies, Inc. and Siemens Industry, Inc. to resolve a case in the Circuit Court of Fairfax County, Virginia and other related cases as well as to resolve potential claims related to Siemens’ Atwater Wastewater Treatment Plant. In exchange for full releases, the Company agreed to pay Siemens $9.5 million spread across four payments to be made at the end of each calendar quarter during fiscal 2026. If the Company successfully engages in any form of new financing or new debt worth $1.0 million or more, or successfully obtains shareholder approval for the issuance of additional shares in connection with the raise of additional funds and/or any merger or acquisition activity, the next due quarterly payment to Siemens (if any) becomes immediately due and payable. The settlement payment to Siemens is secured by a first-priority continuing security interest in $9.5 million of Company collateral. This security interest is reduced on a one-to-one basis as the settlement payments are made.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified directors and officers.

We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time- consuming. A number of those requirements will require us to carry out activities we had not done previously.

If any issues in complying with those requirements are identified (for example, if we or the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on the SunPower Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

Our Directors, executive officers and each of our 5% stockholders and their affiliates, in the aggregate, beneficially own approximately 30% of the outstanding shares of our common stock, based on the number of shares outstanding as of April 1, 2026 (including all convertible securities and securities that such holders have the right to acquire within 60 days following April 1, 2026). As a result, these stockholders, if acting together, will be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

There can be no assurance that we will maintain compliance with the requirements for listing our common stock on Nasdaq. On April 28, 2025, we received a letter from the Listing Qualifications staff of Nasdaq (the “Nasdaq Staff”) indicating that, as a result of our delay in filing the Company’s Annual Report on Form 10-K for the year ended December 29, 2024 (the “2024 Form 10-K”), we were not in compliance with the timely filing requirements for continued listing under Nasdaq Listing Rule 5250(c)(1). The Nasdaq letter had no immediate effect on the listing or trading of our common stock or warrants. The Nasdaq listing rules require Nasdaq-listed companies to timely file all required periodic reports with the SEC. The Nasdaq letter stated that, under Nasdaq rules, the Company had 60 calendar days to submit a plan to regain compliance with Nasdaq’s continued listing requirements. We filed our 2024 Form 10-K on April 30, 2025. Subsequently, on November 19, 2025, we received a from the Nasdaq staff indicating that, as a result of our delay in filing the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2025 (the “Q3 Form 10-Q”), we were not in compliance with the timely filing requirements for continued listing under Nasdaq Listing Rule 5250(c)(1). The Nasdaq letter relating to our Q3 Form 10-Q had no immediate effect on the listing or trading of our common stock or warrants. The Nasdaq letter stated that, under Nasdaq rules, the Company had 60 calendar days to submit a plan to regain compliance with Nasdaq’s continued listing requirements. We filed the Q3 Form 10-Q on December 19, 2025.

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

Sales of a substantial number of shares of our common stock in the public market by our shareholders could cause the price of our common stock to decline.

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

On and around July 13, 2023, FACT entered into separate Forward Purchase Agreements (the “Forward Purchase Agreements”) with each of (i) Meteora Special Opportunity Fund I, LP (“MSOF”), Meteora Capital Partners, LP (“MCP”) and Meteora Select Trading Opportunities Master, LP (“MSTO”) (with MSOF, MCP, and MSTO collectively as “Meteora”); (ii) Polar Multi-Strategy Master Fund (“Polar”), and (iii) Diametric True Alpha Market Neutral Master Fund, LP, Diametric True Alpha Enhanced Market Neutral Master Fund, LP, and Pinebridge Partners Master Fund, LP (collectively, “Sandia”, and each of Meteora, Polar, and Sandia, individually, an “FPA Investor”, and together, the “FPA Investors”), pursuant to which FACT (now SunPower (f/k/a Complete Solaria, Inc.) following the closing of the Business Combination) agreed to purchase in the aggregate, on the date that is 24 months after the closing date of the Forward Purchase Agreements (the “Maturity Date”), up to 5,618,488 shares of common stock then held by the FPA Investors (subject to certain conditions and purchase limits set forth in the Forward Purchase Agreements). Pursuant to the terms of the Forward Purchase Agreements, each FPA Investor further agreed not to redeem any of the FACT Class A Ordinary Shares owned by it at such time. The per price at which the FPA Investors have the right to sell the shares to us on the Maturity Date will not be less than $5.00 per share. On December 18, 2023, the Company and each FPA Investor entered into separate amendments to the Forward Purchase Agreements (the “First Amendments”). The First Amendments lower the reset floor price of each Forward Purchase Agreement from $5.00 to $3.00 and allow the Company to raise up to $10,000,000 of equity from existing stockholders without triggering certain anti-dilution provisions contained in the Forward Purchase Agreements; provided, the insiders pay a price per share for their initial investment equal to the closing price per share as quoted on the Nasdaq on the day of purchase; provided, further, that any subsequent investments are made at a price per share equal to the greater of (a) the closing price per share as quoted by Nasdaq on the day of the purchase or (b) the amount paid in connection with the initial investment. On May 7 and 8, 2024, respectively, the Company entered into separate amendments to the Forward Purchase Agreements (the collectively the “Second Amendments”) with Sandia (the “Sandia Second Amendment”) and Polar (the “Polar Second Amendment”). The Second Amendments lower the reset price of each Forward Purchase Agreement from $3.00 to $1.00 per share and amend the VWAP Trigger Event provision to read: “After December 31, 2024, an event that occurs if the VWAP Price, for any 20 trading days during a 30 consecutive trading day-period, is below $1.00 per Share.” The Sandia Second Amendment is not effective until the Company executes similar amendments with both Polar and Meteora. Subsequently, on June 14, 2024, the Company entered into an amendment to the Forward Purchase Agreement with Sandia (the “Sandia Third Amendment”). The Sandia Third Amendment sets the reset price of each Forward Purchase Agreement to $1.00 per share and amends the VWAP Trigger Event provision to read: “After December 31, 2024, an event that occurs if the VWAP Price, for any 20 trading days during a 30 consecutive trading day-period, is below $1.00 per Share.” In the event either Polar or Meteora amend their Forward Purchase Agreements to include different terms from the $1.00 reset price and VWAP trigger adjustment, or file a notice of a VWAP trigger event, as referenced herein, the Sandia Forward Purchase Agreement will be retroactively amended to reflect those improved terms and liquidity on the Sandia Forward Purchase Agreement, including any of the 1,050,000 shares that were sold upon execution of the Sandia Forward Purchase Agreement. On July 17, 2024, the Company entered into the third amendment to the Forward Purchase Agreement with Polar (the “Polar Third Amendment”), pursuant to which the Company and Polar agreed that Section 2 (Most Favored Nation) of the Forward Purchase Agreement is applicable to all 2,450,000 shares subject to the Forward Purchase Agreement. On July 15, 2025, the Company and Meteora entered into an amendment to the FPA between Meteora and the Company, on July 16, 2025, the Company and Sandia entered into an amendment to the FPA between Sandia and the Company, and on August 1, 2025, the Company and Polar entered in an amendment to the FPA between Polar and the Company (collectively, the “FPA Amendments”). The FPA Amendments extend the valuation date applicable to the Forward Purchase Agreements (the “Valuation Date”) to the earliest to occur of (a) July 17, 2026, (b) the date specified by Meteora or Sandia, as applicable, in a written notice to be delivered to the Company at their discretion and (c) 90 days after delivery by us of a written notice in the event that for any 20 trading days during a 30 consecutive trading day-period that occurs at least six months after the closing date of the transactions under the Amended and Restated Business Combination Agreement entered into on May 26, 2023, the applicable volume-weighted average price (“VWAP Price”) is less than the then applicable reset price, provided that a registration statement was effective and available for the entire measurement period and remains continuously effective and available during the entire 90 day notice period. The FPA Amendments further amend the definition of “Settlement Amount Adjustment” to provide that if the expected Settlement Amount (as defined in the FPA Amendments) determined by the VWAP Price over the 15 scheduled trading days ending on but excluding the valuation date exceeds the Settlement Amount Adjustment, then the Settlement Amount Adjustment shall be deemed to be zero, and that if the Settlement Amount Adjustment exceeds the Settlement Amount, then the Settlement Amount Adjustment shall be paid, at the Company’s option, in cash or shares of our common stock. The FPA Amendments also amend the definition of “Cash Settlement Payment Date” to provide that if the Settlement Amount Adjustment exceeds the Settlement Amount, we shall remit to the applicable seller the difference between (i) the Settlement Amount Adjustment and (ii) the Settlement Amount. The FPA Amendments further provide that the Settlement Amount will be used solely as a calculation mechanism to determine any liability the Company may owe to the applicable seller via the Settlement Amount Adjustment, and notwithstanding anything to the contrary, the applicable seller shall not be required to remit the Settlement Amount to the Company or return any portion of the Prepayment Amount.

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

Servicing our outstanding debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including (a) 12.00% Notes due 2029 and the 7.00% Convertible Senior Notes due 2029 (the 7.00% Notes due 2029 and with the 12.00% Notes due 2029, collectively, the “Convertible Senior Notes”) and (b) the convertible note and convertible debenture issued to Yorkville (collectively, the “Yorkville Notes”), depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. Additionally, as a result of the delayed filing of our Annual Report on Form 10-K for the year ended December 29, 2024 and, subsequently, our Quarterly Report on Form 10-Q for the quarter ended September 28, 2025, we incurred additional interest under the Convertible Senior Notes. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Convertible Senior Notes.

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

Certain provisions in the indentures or other agreements governing the Convertible Senior Notes, as well as the agreements governing the Yorkville Notes, may delay or prevent an otherwise a beneficial takeover attempt of us.

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

Conversion of the Convertible Senior Notes or the Yorkville Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

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

In addition, we expect that the shares of common stock underlying the Convertible Senior Notes will be reflected in our diluted earnings per share using the “if converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the Convertible Senior Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share to the extent we are profitable in the future, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.

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

Future sales (including potential sales of securities to White Lion pursuant to the White Lion Purchase Agreement and potential sales to Yorkville under the Yorkville Purchase Agreement), or the perception of future sales, by us or our stockholders in the public market could cause the market price for the common stock to decline.

The sale of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for the us to sell equity securities in the future at a time and at a price that it deems appropriate. In the future, we may issue our securities to raise capital or in connection with investments or acquisitions. The amount of shares of common stock issued or issuable upon exercise or conversion of securities issued in connection with a capital raise or an investment or acquisition could constitute a material portion of the then-outstanding shares of our common stock. Any issuance of additional securities in connection with capital raising activities, investments or acquisitions may result in additional dilution to our stockholders.

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

Our Senior Vice President of IT, Chief Legal Officer, and Chief Financial Officer help identify, assess and manage the Company’s cybersecurity threats and risks. They will identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example manual and automated tools, subscribing to reports and services that identify cybersecurity threats, conducting scans of the threat environment, evaluating threats reported to us, internal and external audits, conducting threat assessments for internal and external threats, third-party threat assessments and conducting vulnerability assessments to identify vulnerabilities.

Depending on the environment, we are in the process of implementing various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident response plan, incident detection, vulnerability management policy, network security controls, access controls, physical controls, systems monitoring, vendor risk management program, employee training, penetration testing, and systems monitoring.

Our assessment and management of material risks from cybersecurity threats will be integrated into the Company’s overall risk management processes. For example, our Information Security Management committee will evaluate material risks from cybersecurity threats against our overall business objectives and report to the Audit Committee of our Board of Directors, which evaluates our overall enterprise risk.

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

Governance

The Audit Committee assists our Board of Directors in addressing the Company’s cybersecurity risk management as part of its general oversight function. The Audit Committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats. The Audit Committee regularly reviews and discusses the Company’s cybersecurity risks with management, including the Company’s Chief Executive Officer, Chief Administrative Officer, Chief Financial Officer, Chief Legal Officer, and other applicable leaders.

Our Senior Vice President of IT is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. The Chief Financial Officer is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response policy is being designed to escalate certain cybersecurity incidents to members of management depending on the circumstances. The Company’s Senior Vice President of IT works to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response policy will include reporting certain cybersecurity incidents to the Audit Committee of the Board of Directors.

ITEM 2. PROPERTIES

The table below presents details for our principal properties:

Principal Operations	Facility	Location	Approximate square footage	Ownership	Year When Lease Term Ends

Headquarters	Office space	Orem, UT	51,845	Leased	2027
General administrative and operations	Office space	South Jordan, UT	5,617	Leased	2028
General administrative and operations	Office space	Lindon, UT	35,972	Leased	2030

ITEM 3. LEGAL PROCEEDINGS

The information with respect to legal proceedings is set forth under Note 12 – Commitments and Contingencies, in the accompanying consolidated financial statements in Part II, Item 8 of this Form 10-K, and is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

SunPower’s common stock, par value $0.0001 per share, is traded on the Nasdaq Global Market under the symbol “SPWR.”

As of April 13, 2026, there were approximately 149 holders of record of our common stock. Additionally, there were 195 holders of record of our warrants.

Recent Sales of Unregistered Securities

In the fiscal year ended December 28, 2025, SunPower Inc. issued 4,010,000 shares of its common stock to White Lion Capital LLC for proceeds of $6.7 million. These sales were completed pursuant to our equity line of credit with White Lion, and the shares were sold pursuant to the exemption under Section 4(a)(2) of the Securities Act. The proceeds of these transactions were used for working capital and other general corporate purposes.

Dividends

We have never declared or paid any cash dividend on our common stock and have no plans to pay dividends. For more information on our common stock and dividend rights, see “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 14. Common Stock and Common Stock Warrants.”

Securities Authorized for Issuance Under Equity Compensation Plans

See “Part III – Item 12. Securities Authorized for Issuance Under Equity Compensation Plans”, which is incorporated herein by reference.

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

Overview

SunPower Inc. is the rebranded name of Complete Solaria, Inc. The rebranding was effective April 22, 2025 and our legal name change became effective on October 16, 2025. We are headquartered in Orem, Utah.

Our Company was originally incorporated in Delaware as Complete Solar, Inc. on February 22, 2010. In 2022, Complete Solar, Inc. implemented a holding company reorganization creating Complete Solar Holding Corporation (“Complete Solar Holding”) as successor to Complete Solar, Inc. Complete Solar Holding then acquired The Solaria Corporation in November 2022 and we changed our name to Complete Solaria, Inc. We created a technology platform to offer clean energy products to homeowners by enabling a national network of sales partners and build partners. Our sales partners generate solar installation contracts with homeowners on our behalf. To facilitate this process, we provide the software tools, sales support and brand identity to our sales partners, making them competitive with national providers. This turnkey solution makes it easy for anyone to sell solar.

On July 18, 2023, we consummated a series of merger transactions contemplated by an Amended and Restated Business Combination Agreement entered into with wholly-owned subsidiaries of Freedom Acquisition I Corp. (“FACT”) (“Mergers”), equating to a reverse recapitalization for accounting purposes. Under the reverse recapitalization of accounting, FACT was treated as the acquired company for financial statement reporting purposes. This determination was based on us having a majority of the voting power of the post-combination company, our senior management comprising substantially all of the senior management of the post-combination company, and our operations comprising the ongoing operations of the post-combination company. Accordingly, for accounting purposes, the Mergers were treated as the equivalent of a capital transaction in which we issued stock for the net assets of FACT. The net assets of FACT were stated at historical cost, with no goodwill or other intangible assets recorded.

In October 2023, we completed the sale of our solar panel business. On September 30, 2024, we acquired certain assets relating to the Blue Raven Solar business, New Homes business and Non-Installing Dealer network (collectively the “SunPower Businesses”) from the SunPower Debtors, the successor entity in bankruptcy to SunPower Corporation and its direct and indirect subsidiaries. The acquired SunPower Businesses sell products to residential customers and home builders through a network of installing and non-installing dealers and resellers and internal sales team. On September 24, 2025, we completed the acquisition of Sunder Energy, LLC, (“Sunder”), which contracts with customers for solar installations performed by third-party installation companies through a dealer network. On November 21, 2025, we completed the acquisition of Ambia Energy LLC, (“Ambia”) a residential solar energy system installer.

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

There is substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The consolidated financial statements included in this Annual Report on Form 10-K have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. They do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

Growth Strategy and Outlook

Our growth strategy contains the following elements:

●	Increase revenue by expanding installation capacity and developing new geographic markets – We continue to expand our network of partners who will install systems resulting from sales generated by our sales partners. By leveraging this network of skilled builders in addition to our in-house installation experts, we aim to increase our installation capacity in our traditional markets and expand our offering into new geographies throughout the U.S. This will enable greater sales growth in existing markets and create new revenue in expansion markets.

●	Increase revenue and margin by engaging national-scale sales partners – We aim to offer a turnkey solar solution to prospective sales partners with a national footprint. These include electric vehicle manufacturers, national home security providers, and real estate brokerages. We expect to create a consistent offering with a single execution process for such sales partners throughout their geographic territories. These national accounts have unique customer relationships that we believe will facilitate meaningful sales opportunities and low cost of acquisition to both increase revenue and improve margin.

●	Increase revenue and margin by executing on a battery storage opportunity – We have an opportunity to increase our revenue and margin in the battery space through our partnership with Enphase. By providing homeowners with an option to include battery storage as part of their solar system install, we believe there will be a greater need for battery storage as the demand and costs of energy will increase.

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

The Mergers between Complete Solaria and FACT were accounted for as a reverse recapitalization. Under this method of accounting, FACT was treated as the acquired company for financial statement reporting purposes. This determination was primarily based on the Company having a majority of the voting power of the post-combination company, the Company’s senior management comprising substantially all of the senior management of the post-combination company, and the Company’s operations comprising the ongoing operations of the post-combination company. Accordingly, for accounting purposes, the Mergers were treated as the equivalent of a capital transaction in which Complete Solaria issued stock for the net assets of FACT. The net assets of FACT were stated at historical cost, with no goodwill or other intangible assets recorded.

Disposal Transaction

In October 2023, we completed the divestiture of our solar panel business to Maxeon (“Divestiture”), pursuant to the terms of the Disposal Agreement. Under the terms of the Disposal Agreement, Maxeon agreed to acquire certain assets and employees of Complete Solaria, for an aggregate purchase price of approximately $11.0 million consisting of 1,100,000 shares of Maxeon ordinary shares. We determined that the criteria were met for discontinued operations classification as the divestiture represented a strategic shift in our business. In connection with the Divestiture, we recognized a loss from discontinued operations of $1.1 million, $2.0 million and $173.4 million in the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023, respectively. We also sold all the Maxeon shares in the year ended December 31, 2023, and recorded a $4.2 million loss on the sale of these shares in our consolidated statements of operations and comprehensive loss.

Acquisitions

Certain Assets of SunPower Debtors

On September 30, 2024, we acquired the SunPower Businesses for consideration of $54.5 million which we financed through the issuance of $66.8 million of 7.0% senior unsecured convertible notes in September 2024. These notes mature on July 1, 2029 and are convertible into shares of the Company’s common stock at the option of the holder at a current conversion rate of $1.71 per share. The SunPower Businesses operated as a solar technology and energy services provider that offered fully integrated solar, storage, and home energy solutions to customers in the United States through an array of hardware, software, and “Smart Energy” solutions. This transaction was accounted for as a business combination under Accounting Standards Codification (“ASC”) 805, Business Combinations.

Sunder Energy LLC

On September 24, 2025, we acquired all of the membership interests in Sunder Energy LLC (“Sunder”) for consideration of $57.8 million. We financed this transaction through (1) $20.7 million in cash, subject to certain working capital and other adjustments; (2) a promissory note to the seller in the principal amount of $20.0 million (“Seller Note”); and (3) 10.0 million shares of the Company’s common stock valued at $17.1 million (based on the $1.71 closing share price of the Company’s common stock on September 24, 2025). We issued 3.3 million shares at the acquisition date and will issue the remining shares in two equal tranches of 3.3 million shares at 12 months and 18 months following the date of acquisition. Sunder is a solar sales company. Sunder provides a third-party solar energy sales force to initiate and execute contracts with customers throughout the United States. Sunder’s sales force works with solar installation companies in which Sunder acts as the agent for each transaction entered. Sunder earns revenue from contracts sold to customers for solar installations performed by third-party installation companies. We acquired Sunder as a strategic acquisition to expand its overall market share and its penetration into more U.S. states. We accounted for this transaction as a business combination under ASC 805.

Ambia Energy LLC

On November 21, 2025, we acquired all of the membership interests in Ambia Energy LLC (“Ambia”) for consideration of $33.4 million. We financed this acquisition through the issuance of 10.2 million shares of our common stock with a fair value of $16.5 million on the date of acquisition and an agreement to issue an additional $16.9 million in shares of our common stock in two tranches with the final issuance on the 12-month anniversary of the Ambia closing. Ambia is a residential solar energy system installer and operates in various markets throughout the United States.

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

Key Financial Definitions/Components of Results of Operations

Revenues

We recognize revenue for the Residential Solar Installation and New Homes Business reportable segments when installation is substantially complete, the system is capable of interconnection to the local power grid, and control has transferred to the customer.

Installation activities—including system design, equipment delivery, installation, and grid interconnection—are treated as a single performance obligation. For most contracts, revenue is recognized over time beginning upon installation, using an input method based on direct installation costs. Installation costs incurred prior to this point are deferred.

Residential Solar Installation revenue is generated through cash sales, third-party financing arrangements, and power purchase or lease structures. Homeowners are the customers in cash and financing arrangements, while leasing partners are the customers in power purchase and lease arrangements. New Homes Business revenue is primarily generated from sales to homebuilders, with limited lease arrangements recognized upon system acceptance.

Revenue is recorded at the transaction price, net of customer incentives and financing-related fees, and may include estimated variable consideration. Deferred revenue represents amounts billed or collected in advance of performance. None of the Company’s arrangements contain a significant financing component.

With respect to our Dealer reportable segment, we earn revenue from contracts in which solar installations are performed by third-party installation companies. In these arrangements, our performance obligation is to facilitate the transaction and arrange for installation services rather than provide those services directly. As a result, we act as an agent and recognize revenue on a net basis, representing the fee retained by us.

Dealer revenue is recognized at a point in time when Permission to Operate (“PTO”) is obtained, which indicates that installation is complete and the system is authorized for operation. These arrangements do not include significant financing components, and we do not provide warranty services related to dealer-installed systems.

Costs to Obtain and Fulfill Contracts

Our costs to obtain and fulfill contracts, when recognized, associated with systems sales are expensed as sales commission and cost of revenue, respectively. In addition, incentives we provide to our customers, such as discounts and rebates, are recorded net to the revenue we have recognized on the solar power system.

Costs of Revenues

Cost of revenues is comprised primarily of cost of material, internal labor costs, third-party subcontractors, design services, engineering personnel and employee-related expenses associated with permitting services, associated warranty costs, freight and delivery costs, depreciation, amortization of internally developed software and amortization of developed technology. Cost of revenues from these services is recognized when we transfer control of the product to the customer, which is generally upon installation.

Operating Expenses

Sales Commissions

Sales commissions are direct and incremental costs of obtaining customer contracts. These costs are paid to internal sales teams and third-party vendors who source residential customer contracts for the sale of solar energy systems.

Sales and Marketing

Sales and marketing expenses primarily consist of personnel related costs, including salaries and employee benefits, stock-based compensation, and other advertising and promotional expenses. We expense certain sales and marketing, including promotional expenses, as incurred.

General and Administrative

General and administrative expenses consist primarily of personnel and related expenses for employees, in our finance, research, engineering, and administrative teams including salaries, bonuses, payroll taxes, and stock-based compensation. It also consists of legal, consulting, and professional fees, rent expenses pertaining to our offices, depreciation expense, business insurance costs and other costs.

Other (Expense) Income, Net

Other non-operating income, net

We classify changes in the fair value of (i) derivative liabilities associated with our debt, (ii) warrant liabilities, (iii) Simple Agreements for Future Equity (“SAFE”), and (iv) forward purchase agreements (“FPAs”) as non-operating gains and losses within this category.

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

Revenue Recognition

Revenue recognition involves significant judgment in determining the timing of control transfer, identification of the customer, estimation of variable consideration, and measurement of progress toward completion. For the Residential Solar Installation and New Homes Business segments, the Company’s performance obligation is the design and installation of a fully functioning solar energy system, which includes design, equipment delivery, installation, and grid interconnection services. These activities are combined into a single performance obligation.

Revenue is generally recognized over time using an input method based on direct installation costs, beginning when installation is complete and control of the system begins to transfer to the customer. This approach requires management to estimate total expected installation costs, and changes in these estimates may impact the timing and amount of revenue recognized. Installation costs incurred prior to the transfer of control are deferred.

For certain New Homes Business lease arrangements, revenue is recognized at a point in time upon system acceptance. In arrangements involving financing partners or leasing partners, judgment is required to determine the appropriate customer, which affects revenue timing and presentation. Dealer segment revenue is recognized on a net basis at the point in time when Permission to Operate is obtained.

The transaction price may include variable consideration, which is estimated using the most likely amount and constrained to amounts for which a significant revenue reversal is not probable. Estimates are reassessed each reporting period, and changes are recognized prospectively. Revenue is recorded net of customer incentives and does not include a significant financing component. Changes in assumptions related to these estimates could materially affect reported revenue and deferred balances.

Dealer revenue is recognized at a point in time when PTO is obtained, which indicates that installation is complete and the system is authorized for operation. These arrangements do not include significant financing components, and we do not provide warranty services related to dealer-installed systems.

 Accounting for Business Combinations

We record all acquired assets and liabilities, including goodwill, and other identifiable intangible assets at fair value. The initial recognition of identifiable intangible assets, requires certain estimates and assumptions concerning the determination of the fair values and useful lives. The judgments made in the context of the purchase price allocation can materially affect our future results of operations. Accordingly, when valuing identifiable intangible assets, we obtain assistance from third-party valuation specialists. The valuations calculated from estimates are based on information available at the acquisition date. Goodwill is not amortized but is subject to annual tests for impairment or more frequent tests if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.

Recent Accounting Pronouncements

A discussion of recently issued accounting standards applicable to our Company is described in Note 2 – Summary of Significant Accounting Policies, in the accompanying notes to the consolidated financial statements.

Results of Operations

Fiscal year ended December 28, 2025 (“2025”) compared to the fiscal year ended December 29, 2024 (“2024”)

In this section, we discuss the results of our operations for fiscal 2025 compared to fiscal 2024. We discuss our cash flows and current financial condition under “Liquidity and Capital Resources”.

The following table sets forth our statements of operations data for the fiscal years ended December 28, 2025 and December 29, 2024, respectively. We have derived this data from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for any future period. Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate exactly from the rounded numbers used for disclosure purposes.

	Fiscal Year Ended
	December 28,	December 29,	$	%
(in thousands)	2025	2024	Change	Change
Revenues	$300,000	$108,742	$191,258	176%
Cost of revenues(1)	170,788	69,240	101,548	147
Gross profit	129,212	39,502	89,710	227
Gross margin %	43%	36%
Operating expenses:
Sales commissions	37,009	24,590	12,419	51
Sales and marketing(1)	29,030	6,827	22,203	325
General and administrative(1)	90,104	76,594	13,510	18
Total operating expenses	156,143	108,011	48,132	41
Loss from continuing operations	(26,931)	(68,509)	41,578	61
Interest expense(2)	(25,095)	(16,223)	(8,872)	55
Interest income	3	19	(16)	(84)
Other non-operating income, net(3)	9,347	7,932	1,415	18
Gain on troubled debt restructuring(4)	—	22,337	(22,337)	(100)
Loss from continuing operations before taxes	(42,676)	(54,444)	11,768	22
Income tax (provision)	(1,578)	—	(1,578)	*
Net loss from continuing operations	$(44,254)	$(54,444)	$10,190	19

(1)	Includes stock-based compensation expense as follows (in thousands):

	Fiscal Year Ended
	December 28	December 29,
	2025	2024
Cost of revenues	$3,003	$157
Sales and marketing	2,618	598
General and administrative	4,867	2,312
Total stock-based compensation expense	$10,488	$3,067

(2)	Includes interest expense and amortization of debt discount costs with related parties of $5.7 million and $7.6 million in 2025 and 2024, respectively.

(3)

Includes the following related party transactions in 2025 (i) a gain of $3.5 million due to the change in the fair value of derivative liabilities; and (ii) $0.1 million of other income due to a change in the fair value of a forward purchase agreement.

Includes the following related party transactions in 2024; (i) $0.7 million of expense in connection with the conversion of SAFE Agreements into shares of common stock and the change in the fair value of SAFE Agreements, (ii) $3.0 million of expense in connection with the loss on issuance of a derivative liability and $0.3 million of income due to the change in the value of derivative liabilities, and (iii) $0.1 million of income in connection with the change in the fair value of forward purchase agreements.

(4)	Gain includes $12.5 million with a related party in 2024.

*	Percentage change not meaningful.

Revenues

We disaggregate our revenues based on the following reportable segments (in thousands):

	Fiscal Year Ended
	December 28,	December 29,	$	%
	2025	2024	Change	Change
Residential Solar Installation	$160,987	$67,460	$93,527	139%
New Homes Business	124,595	41,282	83,313	202
Dealer	14,418	—	14,418	*
Total revenues	$300,000	$108,742	$191,258	176

*	Percentage change not meaningful.

Residential Solar Installation revenue increased primarily attributed to a full year of Solar Installation due to the acquisition of SunPower Businesses at the beginning of our fourth quarter in fiscal year ended December 29, 2024. New Homes Business increased due to the sale of solar system sales to home builders and the completion of backlog projects acquired with the SunPower Businesses. Dealer revenues are attributable to the acquisition of Sunder.

Cost of Revenues and Gross Margin

	Fiscal Year Ended
	December 28,	December 29,	$	%
	2025	2024	Change	Change
Residential Solar Installation	$88,400	$45,266	$43,134	95%
New Homes Business	82,288	23,974	58,314	243
Dealer	100	—	100	—
Total cost of revenues	$170,788	$69,240	$101,548	147

Gross Margin	43%	36%

*	Percentage change not meaningful.

Residential Solar Installation cost of revenue increase is primarily attributed to a full year of Solar Installation as described above. New Homes Business cost of revenue increased as a result of a full year of completing backlog and the inventory costs associated with each solar system sale. Cost of revenues attributable to the Dealer network is attributable to the acquisition of Sunder.

The increase in gross margins is attributed to operational efficiencies gained through the synergies created by consolidating the various lines of business and streamlining direct overhead costs attributed to each solar installation.

Sales Commissions

	Fiscal Year Ended
	December 28,	December 29,	$	%
	2025	2024	Change	Change
Residential Solar Installation	$26,298	$23,388	$2,910	12%
New Homes Business	5,032	1,202	3,830	319
Dealer	5,679	—	5,679	*
Total sales commissions	$37,009	$24,590	$12,419	51

*	Percentage change not meaningful.

Residential Solar and New Homes Business sales commission increased from the prior fiscal year ended December 28, 2025 is primarily attributable to the increase in revenue.

Sales and Marketing

	Fiscal Year Ended
	December 28,	December 29,	$	%
	2025	2024	Change	Change
Residential Solar Installation	$25,154	$6,827	$18,327	268%
New Homes Business	3,253	—	3,253	*
Dealer	623	—	623	*
Total sales & marketing	$29,030	$6,827	22,203	325

*	Percentage change not meaningful.

Residential Solar Installation expense increased in fiscal 2025 compared to fiscal 2024 due to increase in overall headcount due to combined business and increasing sales and marketing footprint. New Homes Business increased when compared to prior year primarily attributable to our decision to invest in sales and marketing efforts in fiscal 2025.

General and Administrative

	Fiscal Year Ended
	December 28,	December 29,	$	%
	2025	2024	Change	Change
Residential Solar Installation	$58,597	$57,641	$956	2%
New Homes Business	29,648	18,953	10,695	56
Dealer	1,859	—	1,859	*
Total general and administrative	$90,104	$76,594	$13,510	18

*	Percentage change not meaningful.

Residential Solar Installation expenses decreased as a result of declines in our legacy operations following a strategic resizing of this reportable segment including reduction of personnel costs. New Homes Business increased due a full year of operations in fiscal 2025. Dealer reportable segment expenses increased entirely attributable to our acquisition of Sunder.

Interest Expense

Interest expense inclusive of amortization of debt issuance costs was $25.1 million in fiscal 2025 and principally consisted of $20.4 million attributable to our 7.0% senior unsecured convertible notes and $3.4 million attributable to our 12.0% senior unsecured convertible notes with the remainder attributable to interest expense on our other obligations.

Interest expense inclusive of amortization of debt issuance costs was $16.2 million in fiscal 2024 and principally consisted of (i) $5.5 million related to our 7.0% senior unsecured convertible notes, (ii) $3.5 million related to our 12.0% senior unsecured convertible notes, (iii) $5.8 million relating to obligations that were exchanged during fiscal 2024 for 12.0% senior unsecured convertible notes, and (iv) other of $1.4 million.

Other Non-Operating Income, Net

Other non-operating income, net, was $9.3 million in in fiscal 2025. Other income principally consisted of $11.5 million of gains from changes in the fair value of derivative liabilities associated with our 12.0% and 7.0% senior unsecured convertible notes and other non-cash income and other of $1.3 million. These gains were partially offset by a $2.8 million increase in the fair value of our public, private placement and working capital warrants accounted for as liabilities, $0.5 million increase in the fair value of our forward purchase agreements liabilities, and $0.2 million increase in the fair value of a SAFE Agreement liability.

Other non-operating income, net was $7.9 million in fiscal 2024. The amounts consisted primarily of a $34.0 million gain on remeasurement of derivative liabilities associated with our 12.0% and 7.0% senior unsecured convertible notes, a $2.9 million net gain due to changes in fair values of warrants accounted for as liabilities, a $0.6 million gain due to the change in the fair value of SAFE Agreements and net other of $0.2 million partially offset by a $24.7 million loss on issuance of a derivative liabilities, $3.8 million of other financing costs and $1.3 million loss on the conversion of SAFE Agreements.

Net Loss from Continuing Operations

Our net loss from continuing operations in 2025, was $44.3 million, a decrease in net loss of $10.1 million, as compared to a net loss from continuing operations of $54.4 million in 2024.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have incurred losses and negative cash flows from operations. We incurred net losses of $41.7 million and $56.5 million, in 2025 and 2024, respectively, and had an accumulated deficit of $453.1 million and current debt of $24.3 million as of December 28, 2025. We had cash and cash equivalents (excluding restricted cash) of $9.6 million as of December 28, 2025, which is held for working capital expenditures. We believe our operating losses and negative operating cash flows will continue into the foreseeable future.

We finance our continuing operations through the revenue we collect and through the issuance of debt and equity instruments. For expenses related to mergers and acquisition and payments on our debt obligation we rely on sales of equity securities, the issuance of debt instruments, SAFE Agreements, leases and cash generated from operations. Our cash equivalents are on deposit with major financial institutions. Our cash position raises substantial doubt regarding our ability to continue as a going concern for 12 months following the issuance of the accompanying consolidated financial statements. In the fiscal year ended December 28, 2025, we issued a $20.0 million Seller note and $22.0 million of 7.0% senior unsecured convertible notes to finance our acquisition of Sunder. We also issued $7.0 million in 12.0% senior unsecured convertible notes to entities related to our CEO in fiscal 2025 to finance our operations.

As of December 28, 2025, we had negative working capital, including cash and cash equivalents, of $38.0 million.

Borrowings

Our contractual debt obligations consist of the following principal amounts excluding unamortized debt issuance costs and accrued interest (in thousands):

	As of
	December 28,	December 29,	$	%
	2025	2024	Change	Change
12.0% senior unsecured convertible notes (1)	$63,801	$59,587	$4,214	7%
7.0% senior unsecured convertible notes	87,293	79,800	7,493	9
Seller note – related party	20,000	—	20,000	*
Loan with related party	1,500	1,500	—	*
Total amount of debt outstanding	$172,594	$140,887	$31,707	23

*	Not meaningful.

(1)	In connection with an exchange of debt in fiscal 2024 for $18.0 million of the principal amount of the 12% senior unsecured convertible notes, we also capitalized all future interest (including coupon interest, default interest and failure to file interest) associated with this portion of the notes which amounts to $10.8 million and $13.6 million as of December 28, 2025 and December 29, 2024, respectively. These amounts are included in the above table.

In the fiscal year ended December 28, 2025, we issued $7.0 million principal amount of 12.0% senior unsecured convertible notes to an entity controlled by our CEO, for an aggregate related party principal balance of $25.0 million principal amount of the 12.0% senior unsecured convertible notes. In the fiscal year ended December 28, 2025, we issued $22.0 million principal amount of 7% senior unsecured convertible notes and $14.7 million principal amount of 7% senior unsecured convertible notes were converted into approximately 8.6 million shares of our common stock. We pay interest on both the 7.0% and 12.0% senior unsecured convertible notes semi-annually on January 1 and July 1. The principal amount of these senior unsecured convertible notes is due in full on July 1, 2029.

In September 2025, we issued the Seller note in the principal amount of $20.0 million in connection with our acquisition of Sunder Energy LLC. Interest accrues under the Seller note at a rate of 7.0%. Principal and interest are payable upon maturity on the earlier of May 15, 2026, subject to certain terms that defer the maturity date to September 30, 2026, depending on the amount of outstanding indebtedness under our Yorkville facilities.

Refer to Note 10 – Borrowings and Derivative Liabilities, in Part II, Item 8 of this Annual Report on Form 10-K for more information on our debt obligations.

We received a deposit of $2.0 million from the Rodgers Revocable Trust, a party to our CEO, in the fiscal year ended December 28, 2025. In January 2026, we received an additional $1.3 million in proceeds from the Rodgers Revocable Trust and together with the $2.0 million, we issued a convertible promissory note in the principal amount of $3.3 million (the “January 2026 Note”). The January 2026 Note will mature on July 1, 2029, unless earlier converted, redeemed or repurchased. Interest on the January 2026 Note is payable semiannually in arrears on January1 and July 1 of each year, beginning on July 1, 2026.

Common stock purchase agreement with White Lion Capital LLC (“White Lion”)

We have a common stock purchase agreement with White Lion for an equity line of credit financing facility (“White Lion SPA”). Pursuant to the White Lion SPA, we have the right, but not the obligation, to require White Lion to purchase, from time to time, up to $30 million in aggregate gross purchase price of newly issued shares of our common stock, subject to the caps and certain limitations and conditions set forth in the White Lion SPA, including terms that restrict our ability to issue shares of common stock to White Lion that would result in White Lion beneficially owning more than 9.99% of our outstanding common stock. On August 14, 2024, we entered into Amendment No. 2 to the White Lion SPA (collectively with the White Lion SPA “White Lion Amended SPA”). The White Lion Amended SPA provides that we may notify White Lion to exercise our right to sell shares of our common stock by delivering an Hour Rapid Purchase Notice. If we deliver an Hour Rapid Purchase Notice, we shall deliver to White Lion shares of our common stock not to exceed the lesser of (i) five percent of the Average Daily Trading Volume on the date of an Hour Rapid Purchase Notice and (ii) 100,000 shares of common stock. The closing of the transactions under an Hour Rapid Purchase Notice will occur one Business Day following the date on which the Hour Rapid Purchase Notice is delivered. At such closing, White Lion will pay us the Hour Rapid Purchase Investment Amount equal to the number of shares of our common stock subject to the applicable Hour Rapid Purchase Notice multiplied by the lowest traded price of our common stock during the one-hour period following White Lion’s consent to the acceptance of the applicable Hour Rapid Purchase Notice. Under this arrangement, we received proceeds of $6.7 million and $6.7 million in the years ended December 28, 2025 and December 29, 2024, respectively. Refer to Note 14 – Common Stock and Common Stock Warrants, in Part II, Item 8 of this Annual Report on Form 10-K for more information on our lease obligations.

On January 11, 2026, we and White Lion entered into Amendment No. 3 (“Amendment No. 3”) to the White Lion SPA. Amendment No. 3 extends the commitment period under the White Lion SPA (the “Commitment Period”) to the earlier of December 31,2027 and the date on which White Lion has purchased an aggregate number of shares of our common stock equal to the Commitment Amount (as defined below). Further, Amendment No. 3 increases, subject to approval by our stockholders, the commitment amount under the Purchase Agreement to $55.0 million of shares of our common stock (the “Commitment Amount”), which we may elect to sell to White Lion pursuant to the White Lion SPA, from time to time in our sole discretion, during the Commitment Period. As a result of our total sales of common stock to White Lion as of January 12, 2026, we may receive up to an additional $48.5 million in gross proceeds after such date under the White Lion Purchase Agreement (assuming the shares to be issued are sold at a price of $1.00 per share) if our stockholders authorize the increase in the White Lion Commitment Amount to $55.0 million.

In addition, Amendment No. 3 adds an option for us to submit three hour rapid purchase notices to White Lion that, if accepted by White Lion and otherwise delivered in accordance with the Purchase Agreement, would enable us to sell shares of our common stock to White Lion based on the lowest traded price of our common stock during the three-hour valuation period following White Lion’s written acceptance of a three hour purchase notice.

Forward Purchase Agreements

On and around July 13, 2023, FACT entered into separate Forward Purchase Agreements (the “Forward Purchase Agreements”) with each of (i) Meteora Special Opportunity Fund I, LP (“MSOF”), Meteora Capital Partners, LP (“MCP”) and Meteora Select Trading Opportunities Master, LP (“MSTO”) (with MSOF, MCP, and MSTO collectively as “Meteora”); (ii) Polar Multi-Strategy Master Fund (“Polar”), and (iii) Diametric True Alpha Market Neutral Master Fund, LP, Diametric True Alpha Enhanced Market Neutral Master Fund, LP, and Pinebridge Partners Master Fund, LP (collectively, “Sandia”, and each of Meteora, Polar, and Sandia, individually, an “FPA Investor”, and together, the “FPA Investors”), pursuant to which FACT (now SunPower (f/k/a Complete Solaria, Inc.) following the closing of the Business Combination) agreed to purchase in the aggregate, on the date that was originally 24 months after the closing date of the Forward Purchase Agreements, up to 5,618,488 shares of common stock then held by the FPA Investors (subject to certain conditions and purchase limits set forth in the Forward Purchase Agreements). Pursuant to the terms of the Forward Purchase Agreements, each FPA Investor further agreed not to redeem any of the FACT Class A Ordinary Shares owned by it at such time. The per price at which the FPA Investors have the right to sell the shares to us on the original maturity date will not be less than $5.00 per share.

On December 18, 2023, we and each FPA Investor entered into separate amendments to the Forward Purchase Agreements (the “First Amendments”). The First Amendments lower the reset floor price of each Forward Purchase Agreement from $5.00 to $3.00 and allow us to raise up to $10.0 million of equity from existing stockholders without triggering certain anti-dilution provisions contained in the Forward Purchase Agreements; provided, the insiders pay a price per share for their initial investment equal to the closing price per share as quoted on the Nasdaq on the day of purchase; provided, further, that any subsequent investments are made at a price per share equal to the greater of (a) the closing price per share as quoted by Nasdaq on the day of the purchase or (b) the amount paid in connection with the initial investment.

On May 7 and 8, 2024, respectively, we entered into separate amendments to the Forward Purchase Agreements (the collectively the “Second Amendments”) with Sandia (the “Sandia Second Amendment”) and Polar (the “Polar Second Amendment”). The Second Amendments lower the reset price of each Forward Purchase Agreement from $3.00 to $1.00 per share and amend the VWAP (as defined below) Trigger Event provision to read: “After December 31, 2024, an event that occurs if the VWAP Price, for any 20 trading days during a 30 consecutive trading day-period, is below $1.00 per Share.” The Sandia Second Amendment is not effective until we execute similar amendments with both Polar and Meteora. Subsequently, on June 14, 2024, we entered into an amendment to the Forward Purchase Agreement with Sandia (the “Sandia Third Amendment”). The Sandia Third Amendment sets the reset price of each Forward Purchase Agreement to $1.00 per share and amends the VWAP Trigger Event provision to read: “After December 31, 2024, an event that occurs if the VWAP Price, for any 20 trading days during a 30 consecutive trading day-period, is below $1.00 per Share.” In the event either Polar or Meteora amend their Forward Purchase Agreements to include different terms from the $1.00 reset price and VWAP trigger adjustment, or file a notice of a VWAP trigger event, as referenced herein, the Sandia Forward Purchase Agreement will be retroactively amended to reflect those improved terms and liquidity on the Sandia Forward Purchase Agreement, including any of the 1,050,000 shares that were sold upon execution of the Sandia Forward Purchase Agreement.

On July 17, 2024, we entered into the third amendment to the Forward Purchase Agreement with Polar (the “Polar Third Amendment”), pursuant to which we and Polar agreed that Section 2 (Most Favored Nation) of the Forward Purchase Agreement is applicable to all 2,450,000 shares subject to the Forward Purchase Agreement. On July 15, 2025, we and Meteora entered into an amendment to the FPA between Meteora and us, on July 16, 2025, we and Sandia entered into an amendment to the FPA between Sandia and us, and on August 1, 2025, we and Polar entered in an amendment to the FPA between Polar and us (collectively, the “FPA Amendments”). The FPA Amendments extend the valuation date applicable to the Forward Purchase Agreements (the “Valuation Date”) to the earliest to occur of (a) July 17, 2026, (b) the date specified by Meteora or Sandia, as applicable, in a written notice to be delivered to us at their discretion and (c) 90 days after delivery by us of a written notice in the event that for any 20 trading days during a 30 consecutive trading day-period that occurs at least six months after the closing date of the transactions under the Amended and Restated Business Combination Agreement entered into on May 26, 2023, the applicable volume-weighted average price (“VWAP Price”) is less than the then applicable reset price, provided that a registration statement was effective and available for the entire measurement period and remains continuously effective and available during the entire 90 day notice period. The FPA Amendments further amend the definition of “Settlement Amount Adjustment” to provide that if the expected Settlement Amount (as defined in the FPA Amendments) determined by the VWAP Price over the 15 scheduled trading days ending on but excluding the valuation date exceeds the Settlement Amount Adjustment, then the Settlement Amount Adjustment shall be deemed to be zero, and that if the Settlement Amount Adjustment exceeds the Settlement Amount, then the Settlement Amount Adjustment shall be paid, at the Company’s option, in cash or shares of our common stock. The FPA Amendments also amend the definition of “Cash Settlement Payment Date” to provide that if the Settlement Amount Adjustment exceeds the Settlement Amount, we shall remit to the applicable seller the difference between (i) the Settlement Amount Adjustment and (ii) the Settlement Amount. The FPA Amendments further provide that the Settlement Amount will be used solely as a calculation mechanism to determine any liability we may owe to the applicable seller via the Settlement Amount Adjustment, and notwithstanding anything to the contrary, the applicable seller shall not be required to remit the Settlement Amount to the Company or return any portion of the Prepayment Amount.

As a result of these terms, the Forward Purchase Agreements represent a potential use of liquidity that is sensitive to future trading prices of the Company’s common stock. If, on the applicable maturity date or an earlier valuation date triggered by applicable VWAP-based events, our stock price is below the amended reset price, the FPA investors are expected to exercise their contractual repurchase rights. In such circumstances, we could be required to make substantial cash payments or issue additional shares, which would reduce liquidity and, in the case of share settlement, result in further dilution to existing stockholders.

Any required repurchase of shares pursuant to the Forward Purchase Agreements or early settlement obligations could materially reduce the cash available to fund operations, capital expenditures, and strategic initiatives. These obligations may also limit our ability to raise additional capital on favorable terms. We continue to evaluate the potential impacts of the Forward Purchase Agreements on future liquidity needs, and the Company’s ability to satisfy any required cash settlements will depend on market conditions, operating performance, access to financing, and the market price of our common stock during the applicable measurement periods.

In connection with the Forward Purchase Agreements, we have recorded a liability on our consolidated balance sheets of $4.0 million and $3.5 million as of December 28, 2025 and December 29, 2024, respectively.

SAFE Agreements

SAFE obligations are a source of financing received which may be converted into shares of our common stock in an equity financing transaction, or upon a change in control arising from a liquidity event, the holder of a SAFE is entitled to a portion of the proceeds. We entered into three SAFE Agreements with the Rodgers Massey Freedom and Free Markets Charitable Trust, a related party affiliated with our CEO for an aggregate amount of $6.0 million in fiscal 2024. Two of the SAFEs with an original amount of $5.0 million were converted to shares of our common stock in fiscal 2024. As of December 28, 2025 and December 29, 2024, we had SAFE obligations recorded on our consolidated balance sheets of $0.5 million and $0.4 million, respectively. Refer to Note 9 – SAFE Agreements, in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Leases

We enter into various non-cancelable operating and finance leases. Current operating leases are primarily for our facilities with original lease periods expiring through the year 2030. We had total operating lease obligations recorded on our consolidated balance sheets of $5.2 million and $3.7 million as of December 28, 2025 and December 29, 2024, respectively. We have entered into various non-cancelable finance leases for vehicles used in operations with original lease periods expiring through the year 2029. We had total finance lease obligations recorded on our consolidated balance sheets of $3.1 million and $3.9 million as of December 28, 2025 and December 29, 2024, respectively. Refer to Note 12 – Commitments and Contingencies, in Part II, Item 8 of this Annual Report on Form 10-K for more information on our lease obligations.

Standby Equity Purchase Agreement; Convertible Note, and Convertible Debenture

On January 27, 2026 (the “Effective Date”), we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA IIPN, LTD., a Cayman Islands exempt limited company (the “Investor”). Pursuant to the SEPA, the Investor will advance up to $20.0 million to us in the form of a promissory note (“Promissory Note”). Promissory Notes will accrue interest on the outstanding principal balance at an annual rate equal to 0%, which will increase to an annual rate of 18% upon the occurrence of an Event of Default (as defined in the Promissory Notes) for so long as such event remains uncured. The Promissory Notes will mature on January 27, 2027, which may be extended at the option of the Investor. Each tranche of a Promissory Note will be advanced less a discount in the amount equal to 10% of the principal amount of such tranche. The first tranche was disbursed on January 27, 2026 in the principal amount of $1.9 million. Subject to the conditions set forth in the SEPA, a second tranche in a principal amount of up to $18.1 million may be advanced on the second trading day after the initial registration statement relating to the resale of the shares of our common stock issuable upon conversion of the Promissory Notes first becomes effective.

The Promissory Notes are convertible into shares of our common stock, $0.0001 par value per share at a conversion price equal to the lower of (i) a price per share equal to 125% of the VWAP of our common stock on the trading day prior to the issuance date of each Promissory Note, or (ii) 93% of the lowest daily VWAP during the five consecutive trading days immediately preceding the conversion date (but no lower than the “floor price” then in effect, subject to adjustment from time to time in accordance with the terms contained in the Promissory Notes).

Pursuant to the SEPA, we will have the right, from time to time, until January 27, 2029 (unless the SEPA is terminated earlier), to require the Investor to purchase up to $25.0 million of shares of our common stock (“Commitment Amount”) subject to certain limitations and conditions set forth in the SEPA.

We may not issue or sell any shares of our common stock to the Investor under the SEPA or under the Promissory Notes, which, when aggregated with all other shares of our common stock then beneficially owned by the Investor and its affiliates would result in the Investor and its affiliates beneficially owning more than 4.99% of the then-outstanding shares of our common stock.

We paid the Investor a structuring and due diligence fee of $0.05 million and agreed to issue to the Investor 175,000 shares of our common stock within three days of the Effective Date as a commitment fee.

The SEPA will automatically terminate on the earliest to occur of (i) January 27, 2029 or (ii) the date on which the Investor has purchased from us under the SEPA the Commitment Amount in full. We may terminate the SEPA at any time upon five trading days’ prior written notice to the Investor, provided that there are no outstanding advance notices under which we are yet to issue shares of our common stock, there are no amounts outstanding under the Promissory Notes, and provided that we have paid all amounts owed to the Investor pursuant to the SEPA. We and the Investor may also agree to terminate the SEPA by mutual written consent.

On March 6, 2026 we entered into a further Purchase Agreement pursuant to which the Investor purchased and we issued a convertible debenture in the principal amount of $10.0 million (the “Debenture”). At the closing under such purchase agreement, we issued the Debenture to the Investor in the original principal amount of $10.0 million for a purchase price of $9.0 million, less certain fees payable under the purchase agreement. The Debenture accrues interest on the outstanding principal balance at an annual rate equal to 0%, which will increase to an annual rate of 18% upon the occurrence of an event of default under the Debenture for so long as such event remains uncured. The Debenture will mature on March 6, 2027, which may be extended at the option of the Investor.

On each of May 6, 2026, June 6, 2026, July 6, 2026, August 6, 2026 and September 6, 2026 (each an “Installment Date”), the Company is required to pay an installment amount under the Debenture equal to (i) $2.0 million, plus (ii) a $0.06 million payment premium, and plus (iii) any accrued and unpaid interest (collectively, the “Installment Amount”). We may repay each applicable Installment Amount, at our option, (a) in cash on or before the applicable Installment Date or (b) by submitting an advance notice under the SEPA, or a combination of a payment in cash and delivery of such advance notice. At any time after the Effective Date, the Investor may convert any portion of the outstanding balance under the Debenture into shares of our common stock at a fixed price of $2.50 per share (the “Fixed Price”). Additionally, at any time on or after any Installment Date, the Investor may convert any portion of any due and unpaid Installment Amount outstanding under the Debenture into shares of our common stock at a price equal to 95% of the volume weighted average price (“VWAP”) of our common stock during the five trading days prior to the conversion date (but the conversion price will not be lower than the “Floor Price” then in effect).

The Company, at our option, shall have the right to redeem early all or a portion of the amounts outstanding under the Debenture upon written notice to the Investor (an “Optional Redemption”), provided, that we may only deliver a notice of Optional Redemption if the VWAP of our common stock at the time the notice is delivered is less than the Fixed Price. In connection with an Optional Redemption, the redemption price payable by us will be equal to (i) the outstanding principal amount of the Debenture being redeemed, plus (ii) a payment premium equal to 3% of the principal amount being repaid, and plus (iii) accrued and unpaid interest under the Debenture; however, the prepayment premium shall not apply to any Optional Redemption of the Debenture if the redemption price is paid on or before April 30, 2026.

Sunder Seller Note – related party

On September 24, 2025, we issued a promissory note to the selling member of Sunder (as amended, the “Seller Note”) in connection with the acquisition of 100% of the membership interests in Sunder. The Seller Note has an original principal amount of $20.0 million. The Seller Note bears interest at 7.0% per annum, compounded at the end of each calendar quarter. Interest is due and payable concurrent with the payment of the principal balance. The maturity date of the Seller Note is the earlier of (i) May 15, 2026 and (ii) the date on which all amounts under the Seller Note otherwise become due and payable following an event of default. The Seller Note must also be repaid in the event of a change of control of the Company or the sale of all or substantially all of the consolidated assets of the Company and our subsidiaries. We concluded that since the sellers joined the Company and have a level of influence that is not insignificant, they are related parties of the Company and therefore the Seller Note is a related party obligation.

On March 5, 2026, we entered into an amendment of the Seller Note (“Amendment”) that if the SEPA Debenture restricts repayment of the Seller Note on May 15, 2026, then the maturity date of the Seller Note will be extended to the earlier of (a) the date that is two business days following the date on which the Seller Note may be repaid pursuant to the restrictions set forth in the Debenture and (b) September 30, 2026 (or, if the registration statement required to be filed pursuant to the Registration Rights Agreement has not been declared effective prior to April 30, 2026, then the outside maturity date will extend to December 31, 2026). Additionally, the interest rate applicable to the Seller Note will increase to 10.0% per annum if the principal amount of the Seller Note remains outstanding after May 15, 2026. As an inducement to agree to the foregoing, the Amendment also provides that, within two business days following approval by our stockholders of the issuance of shares under the purchase agreement in accordance with applicable Nasdaq rules, we will issue the remaining shares of common stock otherwise issuable to the seller pursuant to the purchase agreement. On April 8, 2026, we issued the remaining shares due under the Seller Note, 6.7 million shares of our common stock.

Proceeds from Warrant Exercises

We will receive the proceeds from any cash exercise of any warrants. The aggregate amount of proceeds could be up to $257.2 million if all the warrants are exercised for cash. However, to the extent the warrants are exercised on a “cashless basis,” the amount of cash we would receive from the exercise of the warrants will decrease. The Private Warrants and Working Capital Warrants may be exercised for cash or on a “cashless basis.” The Public Warrants and the Mergers Warrants may only be exercised for cash provided there is then an effective registration statement registering the shares of common stock issuable upon the exercise of such warrants. If there is not a then-effective registration statement, then such warrants may be exercised on a “cashless basis,” pursuant to an available exemption from registration under the Securities Act. We expect to use any such proceeds for general corporate and working capital purposes, which would increase our liquidity. As of April 13, 2026, the price of our common stock was $1.20 per share. The weighted average exercise price of the warrants was $10.52 as of December 28, 2025. We believe the likelihood that warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the market price of our common stock. If the market price for our common stock remains less than the exercise price, we believe warrant holders will be unlikely to exercise. In which case we will not receive any proceeds from the cash exercise of the warrants.

Cash Flows

We expect that our principal short-term (over the next 12 months) cash needs related to our operations will be to fund working capital, acquisitions, payments on our outstanding debt, and legal settlements. We plan to fund any cash requirements for the next 12 months from our existing cash and cash equivalents, cash generated from operations and debt and equity financings. For the long-term period (beyond 12 months), we aim to generate cash flows from operations to support our ongoing business operations and strategic investment plans. We regularly evaluate our liquidity position, debt obligations and expected cash requirements. As part of this ongoing assessment, we may pursue additional financing through the issuance of equity or the debt financing, as necessary, to meet our operational and investment needs. Our ability to obtain debt or any other additional financing that we may choose to, or need to, obtain will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing.

As a result of not timely filing our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, we are not currently eligible to use a registration statement on Form S-3 that would allow us to continuously incorporate by reference our SEC reports into the registration statement, to use “shelf” registration statements to conduct offerings, or to use our at-the-market offering facility until approximately one year from the date we have regained and maintained status as a current filer. Our inability to use Form S-3 significantly impairs our ability to raise the necessary capital to fund our operations and execute our strategy. If we seek to access to the capital markets through a registered offering during the period of time that we are unable to use Form S-3, we may be required to publicly disclose the proposed offering and the material terms thereof before the offering commences, we may experience delays in the offering process due to SEC review of a Form S-1 registration statement and we may incur increased offering and transaction costs and other considerations. If we are unable to raise capital through a registered offering, we would be required to conduct our equity financing transactions on a private placement basis, which may be subject to pricing, size and other limitations imposed under the Nasdaq rules, or seek other sources of capital. The foregoing limitations on our financing approaches could prevent us from pursuing transactions or implementing business strategies that would be beneficial to our business.

Cash Flows for the Fiscal Years Ended December 28, 2025 and December 29, 2024

The following table summarizes our cash flows from operating, investing, and financing activities for the fiscal years ended (in thousands):

	Fiscal Year Ended
	December 28,	December 29,
	2025	2024
Net cash used in operating activities from continuing operations	$(15,327)	$(54,662)
Net cash used in investing activities from continuing operations	(19,339)	(54,657)
Net cash provided by financing activities from continuing operations	30,905	120,100
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,761)	10,803

Cash Flows from Operating Activities

Net cash used in operating activities from continuing operations of $15.3 million for the fiscal year ended December 28, 2025 was primarily due to the net loss from continuing operations, net of tax of $44.3 million and net cash outflows of $3.1 million from changes in our operating assets and liabilities which was partially offset by non-cash adjustments of $32.1 million. The main drivers of non-cash charges of $31.3 million consisted of $15.3 million of amortization of debt issuance costs, $10.5 million of stock-based compensation expense, $9.1 million of depreciation and amortization expense, $3.6 million provision for credit losses, $2.8 million loss due to the changes in the fair value warrant liabilities, $1.4 million of non-cash lease expense, and $1.3 million of deferred tax expense, partially offset by an $11.5 million change in the fair value of derivative liabilities, a $0.5 million change in the fair value of our forward purchase agreement liabilities, and a $0.6 million change in the fair value of deferred consideration in connection with our acquisition of Sunder. The main drivers of net cash outflows from changes in operating assets and liabilities consisted of a $38.8 million increase in trade accounts receivable, an $15.9 million decrease in accrued expenses and other current liabilities, a $1.5 million decrease in operating lease liabilities, a $5.6 million increase in prepaid expenses and other assets and a $3.1 million decrease in contract liabilities, partially offset by a $38.4 million decrease in inventories, a $15.3 million increase in accounts payable and an $8.5 million decrease in contract assets.

Net cash used in operating activities from continuing operations of $54.6 million for the fiscal year ended December 29, 2024 was primarily due to the net loss from continuing operations, net of tax of $54.4 million and net cash outflows of $6.6 million from changes in our operating assets and liabilities which was partially offset by non-cash adjustments of $6.4 million. Non-cash charges primarily consisted of $24.7 million for loss on issuance of derivative liability, $9.1 million provision for credit losses, $5.8 million of amortization of debt issuance costs, $9.2 million of non-cash expense in connection with warrants issued for vendor services, $3.1 million of stock-based compensation expense, $3.9 million accretion of debt in CS Solis, $3.8 million for asset impairment and disposals, $2.7 million for depreciation and amortization, $1.8 million for non-cash interest expense, $0.8 million for lease expense, and $1.3 million for loss on conversion of SAFE Agreements to shares of common stock, and $0.4 million of other financing costs, partially offset by a decrease of $34.0 million for the change in fair value of derivative liabilities, $22.3 million gain on troubled debt restructuring, $2.9 million change in fair value of warrant liabilities, and $1.0 million change due to fair value adjustments. The main drivers of net cash outflows derived from the changes in operating assets and liabilities were related to an increase in contract assets of $21.5 million, a $10.4 million decrease in accounts payable, a $0.8 million decrease in operating lease liabilities, and a $0.2 million increase in prepaid expenses and other current assets, partially offset by an $8.7 million decrease in inventories, a $3.3 million decrease in accounts receivable, a $14.1 million increase in accrued expenses and $0.2 million of other.

Cash Flows from Investing Activities

Net cash used in investing activities from continuing operations of $19.3 million in 2025 is principally attributable to the cash paid for the acquisition of Sunder.

Net cash used by investing activities from continuing operations of $54.7 million for the fiscal year ended December 29, 2024 was primarily due to the acquisition of SunPower of $53.5 million (net of $1.0 million of cash) and $1.2 million in capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities from continuing operations in 2025 was $30.9 million and consisted of $19.8 million received in exchange for 7.0% senior unsecured convertible notes, $7.0 million received from related party trusts of T.J. Rodgers, our Chairman and CEO, in exchange for 12% senior unsecured convertible notes, an investor deposit of $2.0 million received from a related party trust of T.J. Rodgers, $6.7 million in proceeds from the issuance of shares of our common stock, and $0.6 million in proceeds from the exercise of stock options and a warrant in exchange for shares of our common stock, partially offset by $2.3 million of finance lease payments, $2.2 million in payments on our debt obligations and $0.7 million for taxes paid related to net share settlement of equity awards.

Net cash provided by financing activities from continuing operations in 2024 was of $120.1 million and consisted of $107.7 million in proceeds from the issuance of convertible notes, $6.0 million in proceeds from the issuance of SAFE agreement, $6.7 million in proceeds from the issuance of common stock and $0.5 million in proceeds from the exercise of common stock options. The proceeds were partially offset by finance lease payments and the payment of a note aggregating $0.8 million.

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

SunPower is an “emerging growth company” as defined in Section 2(a) of the Securities Act and has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. Following the closing of the Mergers, our post-combination company remains an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1.0 billion in non-convertible debt in the prior three-year period, or (iv) the last day of the fiscal year ending after the fifth anniversary of our IPO. We expect to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks in the ordinary course of our business. The Company monitors and manages these financial exposures as an integral part of its overall risk management program.

Interest Rate Risk

We do not have significant exposure to interest rate risk that could affect the balance sheet, statement of operations, and the statement of cash flows, as we do not have any outstanding variable rate debt as of December 28, 2025.

Concentrations of Credit Risk and Major Customers

Our customer base consists primarily of residential homeowners. We do not require collateral on our accounts receivable. Further, our accounts receivable are with individual homeowners, financiers and leasing partners, and we are exposed to normal industry credit risks. We continually evaluate our reserves for potential credit losses and establish reserves for such losses.

The information with respect to concentrations of credit risk and major customers is set forth under Note 2 – Basis of Presentation and Summary of Significant Accounting Policies, in the accompanying consolidated financial statements in Part II, Item 8 of this Form 10-K, and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SUNPOWER INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

SunPower Inc.

Orem, Utah

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of SunPower Inc. (the “Company”) as of December 28, 2025 and December 29, 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the fiscal years then ended, and the related notes collectively referred to as the “consolidated financial statements.” In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2025 and December 29, 2024, and the results of its operations and its cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Atlanta, Georgia

April 14, 2026

SUNPOWER INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 28,	December 29,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$9,617	$13,378
Trade accounts receivable, net of allowance for credit losses of $5,206 and $1,701 as of December 28, 2025 and December 29, 2024, respectively	67,824	25,842
Inventories	4,375	22,110
Prepaid expenses and other current assets	16,913	8,206
Contract assets, current portion	14,122	26,066
Total current assets	112,851	95,602
Restricted cash	3,841	3,841
Property and equipment, net	4,890	5,493
Operating lease right-of-use assets	4,552	3,041
Other noncurrent assets	1,609	628
Goodwill	62,630	18,476
Intangible assets, net	50,814	17,385
Total assets	$241,187	$144,466

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$26,240	$7,980
Accrued expenses and other current liabilities (1)	56,977	56,081
Short-term debt with related parties	21,500	1,500
Current portion of long-term notes payable	2,786	—
Deferred consideration, current with related party	16,879	—
Deferred consideration, current	5,420	—
Contract liabilities, current portion	20,336	10,003
SAFE Agreement with related party	535	384
Forward purchase agreement liabilities with related parties	—	1,274
Forward purchase agreement liabilities	3,965	2,220
Total current liabilities	154,638	79,442
Warranty provision, noncurrent	3,059	3,437
Warrant liability	4,361	1,561
Contract liabilities, noncurrent	794	918
Notes payable and derivative liabilities	120,159	92,638
Notes payable and derivative liabilities with related parties, net of current portion	35,130	53,193
Deferred income taxes	1,300	—
Deferred consideration, noncurrent with related party	5,420	—
Other long-term liabilities	6,470	10,816
Total liabilities	331,331	242,005

Commitments and contingencies (Note 12)

Stockholders’ (deficit):
Common stock, $0.0001 par value; Authorized 1,000,000,000 shares as of December 28, 2025 and December 29, 2024; issued and outstanding 111,334,959 and 73,784,645 shares as of December 28, 2025 and December 29, 2024, respectively	16	14
Additional paid-in capital	366,408	313,661
Accumulated other comprehensive loss	165	165
Accumulated deficit	(456,733)	(411,379)
Total stockholders’ (deficit)	(90,144)	(97,539)
Total liabilities and stockholders’ (deficit)	$241,187	$144,466

(1)	Includes accrued interest due to related parties of $2.6 million and $2.5 million as of December 28, 2025 and December 29, 2024, respectively, and includes investor financing deposit with related party of $2.0 million as of December 28, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

SUNPOWER INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Fiscal Year Ended
	December 28,	December 29,
	2025	2024
Revenues	$300,000	$108,742
Cost of revenues (1)	170,788	69,240
Gross profit	129,212	39,502
Operating expenses:
Sales commissions	37,009	24,590
Sales and marketing	29,030	6,827
General and administrative	90,104	76,594
Total operating expenses	156,143	108,011
Loss from continuing operations	(26,931)	(68,509)
Interest expense (2)	(25,095)	(16,223)
Interest income	3	19
Other non-operating income, net (3)	9,347	7,932
Gain on troubled debt restructuring (4)	—	22,337
Total Other (expense) income, net	(15,745)	14,065
Loss from continuing operations before income taxes	(42,676)	(54,444)
Income tax (provision)	(1,578)	—
Net loss from continuing operations	(44,254)	(54,444)
Net loss from discontinued operations, net of taxes	(1,100)	(2,007)
Net loss	(45,354)	(56,451)
Comprehensive loss (net of tax)	$(45,354)	$(56,451)
Net loss from continuing operations per share attributable to common stockholders, basic	$(0.51)	$(0.82)
Net loss from discontinued operations per share attributable to common stockholders, basic	(0.01)	(0.03)
Net loss per share attributable to common stockholders, basic	$(0.52)	$(0.85)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic	87,108,928	66,655,837
Net loss from continuing operations per share attributable to common stockholders, diluted	$(0.51)	$(1.19)
Net loss from discontinued operations per share attributable to common stockholders, diluted	(0.01)	(0.03)
Net loss per share attributable to common stockholders, diluted	$(0.52)	$(1.22)
Weighted-average shares used to compute net loss per share attributable to common stockholders’, basic and diluted	87,108,928	75,793,548

(1)	The Company identified SameDay Solar as a related party beginning in fiscal 2024. Cost of revenue paid to SameDay Solar totaled $1.0 million and $0.6 million in the fiscal years ended December 28, 2025 and December 29, 2024, respectively. Refer to Note 19 – Related Party Transactions for details.

(2)	Includes interest expense and amortization of debt issuance costs due to related parties of $5.7 million and $7.6 million in the fiscal years ended December 28, 2025 and December 29, 2024, respectively. Refer to Note 10 – Borrowings and Derivative Liabilities for details.

(3)	Includes the following related party transactions (in millions):

	Fiscal Year Ended
	December 28, 2025	December 29, 2024
Loss on issuance of derivative liabilities	$—	$(3.0)
Gain on remeasurement of derivative liabilities (Refer to Note 10 – Borrowings and Derivative Liabilities for details.)	3.5	0.3
Gain (loss) due to change in fair value of Forward Purchase Agreements	0.1	0.1
Loss on conversion of SAFE Agreements to common stock	—	(0.7)
Change in fair value of SAFE Agreement	(0.2)	—
Gain due to change in fair value of Carlyle warrants	—	2.9

(4)	Gain includes $12.5 million with a related party in the fiscal year ended December 29, 2024. Refer to Note 10 – Borrowings and Derivative Liabilities for details.

The accompanying notes are an integral part of these consolidated financial statements.

SUNPOWER INC.

Consolidated Statements of Stockholders’ Deficit

(in thousands, except number of shares)

					Accumulated	Total
			Additional		Other	Stockholders’
	Common Stock		Paid-in-	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance as of December 31, 2023	49,065,361	$7	$277,965	$(354,928)	$143	$(76,813)
Exercise of common stock options	398,883	—	532	—	—	532
Vesting of restricted stock units	669,059	—	-	—	—	—
Stock-based compensation	—	—	3,067	—	—	3,067
Issuance of common stock warrants	—	—	1,400	—	—	1,400
Issuance of common stock warrants for services	—	—	9,179	—	—	9,179
Issuance of common stock upon conversion of SAFEs	13,888,889	6	6,244	—	—	6,250
Exercise of common stock warrants	5,343,616	1	—	—	—	1
Issuance of common stock for exchange of debt	1,500,000	—	2,220	—	—	2,220
Issuance of common stock	2,918,837	—	7,144	—	—	7,144
Modification of Warrant Agreement	—	—	7,306	—	—	7,306
Offering costs of reverse recapitalization	—	—	(1,396)	—	—	(1,396)
Net loss	—	—	—	(56,451)	—	(56,451)
Foreign currency translation adjustment	—	—	—	—	22	22
Balance as of December 29, 2024	73,784,645	14	313,661	(411,379)	165	(97,539)
Exercise of common stock options	730,265	—	480	—	—	480
Stock-based compensation	—	—	10,488	—	—	10,488
Taxes paid related to net share settlements of equity awards	—	—	(1,898)			(1,898)
Vesting of restricted stock units	4,632,211	—	—	—	—	—
Exercise of common stock warrants	6,000,000	—	60	—	—	60
Issuance of common stock as consideration for acquisition of businesses	13,577,258	1	22,192			22,193
Issuance of common stock	4,010,000		6,741			6,741
Conversion of 7.0% senior unsecured convertible notes for shares of common stock	8,600,580	1	14,684	—	—	14,685
Net loss	—	—	—	(45,354)	—	(45,354)
Balance as of December 28, 2025	111,334,959	16	366,408	(456,733)	165	(90,144)

The accompanying notes are an integral part of these consolidated financial statements.

SUNPOWER INC.

Consolidated Statements of Cash Flows

(in thousands, except number of shares)

	Fiscal Year Ended
	December 28,	December 29,
	2025	2024
Cash flows from operating activities from continuing operations
Net loss	$(45,354)	$(56,451)
Loss from discontinued operations, net of income taxes	(1,100)	(2,007)
Net loss from continuing operations, net of tax	(44,254)	(54,444)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock-based compensation expense	10,488	3,067
Non-cash lease expense	1,365	816
Depreciation and amortization	9,126	2,736
Amortization of debt issuance costs(1)	15,341	5,842
Deferred income tax provision	1,300	—
Provision for credit losses	3,554	9,132
Change in fair value of SAFE Agreements with related party	151	(616)
Loss on conversion of SAFE Agreements to shares of common stock with related party	—	1,250
Change in fair value of deferred consideration	(560)	—
Loss on issuance of derivative liability(2)	—	24,688
Change in fair value of derivative liabilities(3)	(11,490)	(33,986)
Change in fair value of warrant liabilities	2,800	(2,921)
Change in fair value of forward purchase agreement liabilities(4)	471	(337)
Non-cash expense in connection with warrants issued for vendor services	—	9,179
Loss on impairments and disposals	113	3,827
Non-cash income(5)	(628)	—
Non-cash interest expense	—	1,757
Gain on troubled debt restructuring (6)	—	(22,337)
Accretion of debt in CS Solis(7)	—	3,872
Other financing costs	—	450
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(38,756)	3,306
Contract assets, current portion	8,472	(21,451)
Inventories	38,417	8,654
Prepaid expenses and other current assets	(4,871)	(170)
Other noncurrent assets	(664)	111
Accounts payable	15,251	(10,412)
Accrued expenses and other current liabilities	(15,913)	14,071
Operating lease liabilities	(1,523)	(849)
Warranty provision, noncurrent	(378)	21
Contract liabilities	(3,139)	82
Net cash used in operating activities from continuing operations	(15,327)	(54,662)
Cash flows from investing activities from continuing operations
Capitalization of internal-use-software costs	—	(1,157)
Cash paid for acquisitions; net of cash acquired	(19,339)	(53,500)
Net cash used in investing activities from continuing operations	(19,339)	(54,657)
Cash flows from financing activities from continuing operations
Proceeds from issuance of convertible notes, net of issuance cost	20,000	81,725
Proceeds from issuance of convertible notes to related parties	7,000	26,000
Payment of debt issuance costs	(200)	—
Proceeds from issuance of SAFE agreements with related party	—	6,000
Proceeds from issuance of common stock	6,741	6,694
Proceeds from exercise of common stock options	480	532
Proceeds from exercise of warrant for common stock	60	—
Investor financing deposit – related party	2,000	—
Taxes paid related to net share settlement of equity awards	(727)	—
Principal repayment of notes payable	(2,157)	(300)
Financing lease payments	(2,292)	(551)
Net cash provided by financing activities from continuing operations	30,905	120,100
Effect of exchange rate changes on cash	—	22
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,761)	10,803
Cash, cash equivalents, and restricted cash at beginning of period	17,219	6,416
Cash, cash equivalents, and restricted cash at end of period	$13,458	$17,219

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$7,733	$77
Cash paid during the year for income taxes	—	10
Supplemental schedule of noncash investing and financing activities:
Issuance of Seller Note as partial purchase consideration for acquisition of Sunder(8)	$20,000	$—
Issuance of common stock as partial consideration for acquisition of Sunder	5,700	—
Deferred consideration recognized for acquisition of Sunder	11,400	—
Issuance of common stock as partial purchase consideration for acquisition of Ambia	16,493	—
Deferred consideration recognized for acquisition of Ambia	16,879	—
Conversion of September 2024 Notes to shares of common stock:
September 2024 Notes and related derivative liability, net of unamortized debt discount	14,472	—
Accrued interest	213	—
Common stock	1	—
Additional paid-in capital	14,684	—
Debt issuance costs incurred in connection with the issuance of September 2025 Notes	1,150	—
Taxes accrued but unpaid related to net share settlement of equity awards	1,171
Cancellation of existing indebtedness in Exchange Agreement(9)	—	65,873
Issuance of convertible notes in Exchange Agreement(10)	—	42,662
Issuance of common stock in Exchange Agreement	—	2,220
Conversion of SAFE Agreements to shares of common stock – related party	—	5,000
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	—	116
Offering costs	—	1,396
Warrants issued in debt issuance	—	860
Carlyle Warrant modification – related party	—	7,306

(1)	Amortization of debt issuance costs includes $2.6 million and $1.6 million with related parties in 2025 and 2024, respectively.

(2)	Includes $3.0 million loss in 2024 with the Massey Trust (as later defined in Note 10 – Borrowings and Derivative Liabilities), a related party.

(3)	Includes $3.5 gain and $0.3 million gain in 2025 and 2024, respectively, in connection with the change in the fair value of derivative liabilities with related parties, the Massey Trust and Carlyle (as later defined in Note 10 – Borrowings and Derivative Liabilities).

(4)	Change in fair value of forward purchase agreement liabilities with related parties was income of $0.1 million in each of 2025 and 2024, respectively.

(5)	Includes related party non-cash income of $0.1 million in 2025.

(6)	Gain includes $12.5 million with a related party in 2024. Refer to Note 10 – Borrowings and Derivative Liabilities for details.

(7)	Identified as a related party transaction in 2024.

(8)	Issuance of Seller Note was deemed to be with a related party. Refer to Note 10. – Borrowings and Derivative Liabilities for details.

(9)	Includes related party debt cancellation of $37.2 million.

(10)	Includes $23.7 million issuance of convertible notes with related parties.

The accompanying notes are an integral part of these consolidated financial statements.

SUNPOWER INC.

Notes to Consolidated Financial Statements

(1) Organization

Description of Business

SunPower Inc. (“SunPower” or the “Company”) is the rebranded name of Complete Solaria, Inc. (“Complete Solaria”). The rebranding was effective April 22, 2025 and the Company’s legal name change became effective on October 16, 2025.

The Company was originally incorporated in Delaware under the name Complete Solaria, Inc. and is a residential solar installer that offers storage and home energy solutions to customers in North America. The Company was formed through Complete Solar Holding Corporation’s acquisition of The Solaria Corporation (“Solaria”). The Company is headquartered in Orem, Utah.

Complete Solar, Inc. (“Complete Solar”) was incorporated in Delaware on February 22, 2010. Through February 2022, the Company operated as Complete Solar, Inc., a single legal entity. In February 2022, Complete Solar implemented a holding company reorganization (the “Reorganization”) in which the Company created and incorporated Complete Solar Holding Corporation (“Complete Solar Holdings”). As a result of the Reorganization, Complete Solar Holdings became the successor entity to Complete Solar, Inc. Complete Solaria, Inc. (“Complete Solaria”) was formed in November 2022 through the merger of Complete Solar Holding Corporation, a Delaware corporation (“Complete Solar”), and The Solaria Corporation, a Delaware corporation (such entity, “Solaria,” and such transaction, the “Business Combination”).

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

The Company’s operates on a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. The Company’s fiscal years ended on December 28, 2025 (“2025”) and December 29, 2024 (“2024”).

Acquisitions and Divestitures

In October 2023, the Company completed the sale of its solar panel business (“Divestiture”). The Company determined that the Divestiture represented a strategic shift in the Company’s business and qualified as a discontinued operation for accounting purposes. The Company recognized losses from discontinued operations in its consolidated statements of operations and comprehensive loss and consolidated statements of cash flows related to the Divestiture of $1.1 million and $2.0 million in the fiscal years ended December 28, 2025 and December 29, 2024, respectively. The additional losses recognized in 2025 and 2024 related to legal expenses incurred in connection with litigation related to its former solar panel business.

In the fiscal year ended December 29, 2024, the Company completed the acquisition of certain assets relating to the Blue Raven Solar business, New Homes business and Non-Installing Dealer network (collectively the “SunPower Businesses”) from SunPower Debtors, the successor entity in bankruptcy to SunPower Corporation and its direct and indirect subsidiaries (collectively “SunPower Corporation”). In the fiscal year ended December 28, 2025, the Company completed the acquisitions of Sunder Energy, LLC and Ambia Energy LLC. Each of these acquisitions was accounted for as business combinations in accordance with Accounting Standards Codification (“ASC”) 805, Business Combination. Refer to Note 3 – Business Combinations for details of these transactions.

Liquidity and Going Concern

Since inception through the fiscal year ended December 28, 2025, the Company has incurred recurring losses and negative cash flows from operations. The Company’s net loss from continuing operations was $44.3 million in the fiscal year ended December 28, 2025. As of December 28, 2025, the Company had an accumulated deficit of $456.7 million, short-term debt of $24.3 million, and cash and cash equivalents, excluding restricted cash, of $9.6 million. The Company anticipates that operating losses and negative operating cash flows may continue in the near term.

Management is actively pursuing plans to mitigate these conditions, including obtaining additional capital resources through equity or debt financing and leveraging support from significant shareholders when necessary. The Company has financed its operations primarily through sales of equity securities, private placements, debt, issuance of convertible notes and other debt instruments, other financing instruments, cash from operations, and proceeds from the Mergers.

The Company did not file its Annual Report on Form 10-K for the fiscal year ended December 29, 2024 within the timeframe required by the SEC, its Quarterly Report on Form 10Q for the quarter ended September 28, 2025 or the amendment required to the Current Report originally filed on September 26, 2025 relating to the Sunder acquisition. As a result, the Company is not currently eligible to use a registration statement on Form S-3 that would allow it to continuously incorporate by reference its SEC reports into the registration statement, to use “shelf” registration statements to conduct offerings, or to use the at-the-market offering facility until approximately one year from the date that the Company has regained and maintained status as a current filer. Aside from a “shelf” registration, the Company has alternative financing options and may seek additional liquidity through the use of a Form S-1 registration statement and or private placements.

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

(2) Basis of Presentation and Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, as well as related disclosure of contingent assets and liabilities. Significant estimates and assumptions made by management include, but are not limited to, the determination of (i) the allowance for credit losses; (ii) inventory obsolescence; (iii) stock-based compensation; (iv) workmanship warranty; (v) intangible assets acquired in business combinations; (vi) forward purchase agreements; (vii) Simple Agreement for Future Equity (“SAFE”) Agreements, (viii) derivative liabilities; and (ix) warrant liabilities.

The Company’s financial condition or operating results may be affected to the extent that there are material differences between estimates and actual results. The Company bases its estimates on past experience and other assumptions that the Company believes are reasonable under the circumstances, and the Company evaluates these estimates on an ongoing basis. The Company has assessed the impact and management is not aware of any specific events or circumstances that required an update to the Company’s estimates and assumptions or materially affected the carrying value of the Company’s assets or liabilities as of the date of issuance of this report. These estimates may change as new events occur and additional information is obtained.

Reclassification of prior year balances

The Company reclassified long-term operating lease liabilities of $2.3 million from Operating lease liabilities, net of current portion to Other long-term liabilities to conform to the current year’s presentation.

Segment Reporting

The Company’s segment information is presented on a basis that is consistent with the Company’s internal management reporting. The Company’s Chief Executive Officer (“CEO”) is the Chief Operating Decision Maker (“CODM”). The CODM manages the Company and reports financial results based on three reportable segments which are the same as the Company’s operating segments. The CODM evaluates the performance of these reportable segments and allocates resources to make operating decisions based on certain financial information, including segment operating results prepared on a basis consistent with U.S. GAAP. The measurement criteria is based on each respective segment’s operating revenue and operating (loss) income and excludes any corporate costs which are not allocatable to the operating segments. The CODM’s measurement criteria does not include segment assets. For the periods presented, the Company reported its financial performance within three reportable segments; Residential Solar Installation, New Homes Business and Dealer.

Residential Solar Installation – This segment performs solar system, storage and battery installations for residential homeowners.

New Homes Business – This segment performs solar system installations for new home builders. This segment was new in fiscal year 2024 as a result of the acquisition of the SunPower Businesses in the fourth quarter of fiscal year 2024.

Dealer – This segment provides a third-party solar energy sales force to initiate and execute contracts with customers throughout the United States. This segment’s sales force works with solar installation companies and acts as the agent for each transaction entered. This segment is new in fiscal year 2025 as a result of the acquisition of Sunder.

Concentration of Risks

The Company is exposed to credit losses in the event of nonperformance by the counterparties to its financial and derivative instruments. Financial and derivative instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and contract assets. The Company’s cash and cash equivalents are on deposit with major financial institutions. Such deposits may be in excess of insured limits. The Company believes that the financial institutions that hold the Company’s cash are financially sound, and accordingly, minimum credit risk exists with respect to these balances. The Company has not experienced any losses due to institutional failure or bankruptcy. The Company performs credit evaluations of its customers and generally does not require collateral for sales on credit.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in checking and savings accounts consisting of highly liquid securities with maturity dates of three months or less from the original date of purchase. The Company maintains the majority of its cash balances with commercial banks in interest bearing accounts. The Company considers all highly liquid securities that mature within three months or less from the original date of purchase to be cash equivalents.

Restricted Cash

The Company classifies all cash for which usage is limited by contractual provisions as restricted cash. Restricted cash consists of deposits in money market accounts, which is used as cash collateral backing letters of credit related to customs duty authorities’ requirements. The Company presents restricted cash as a noncurrent asset in its consolidated balance sheets. The Company reconciles cash, cash equivalents, and restricted cash reported on its consolidated balance sheets that aggregate to the beginning and ending balances shown on the Company’s consolidated statements of cash flows as follows (in thousands):

	As of
	December 28,	December 29,
	2025	2024
Cash and cash equivalents	$9,617	$13,378
Restricted cash	3,841	3,841
Total cash, cash equivalents, and restricted cash	$13,458	$17,219

Concentration of Customers – homeowners and financiers

As of December 28, 2025, one customer had an outstanding balance that represented 11% of the Company’s outstanding trade receivable balance. As of December 28, 2024, no customer had an outstanding balance that represented more than 10% of the Company’s total trade accounts receivable balance.

The Company defines major customers as those customers which generate revenues that exceed 10% of the Company’s annual net revenues by reportable segment. In fiscal 2025 Customer A accounted for 19% of revenues across the Residential Solar Installation and New Homes reportable segments. In fiscal year 2024, Customer A and Customer B accounted for 12% and 14%, respectively, of gross revenues. Customer A generates revenue across the Residential Solar Installation and New Homes reportable segments. Customer B generated revenue within the New Homes reportable segment.

Revenue Recognition

Revenue is recognized for the Residential Solar Installation and New Homes Business reportable segments when a customer obtains control of promised products and services and the Company has satisfied its performance obligations which is the date by which substantially all of its design and installation is complete for a fully functioning solar power system to interconnect to the local power grid.

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

Upon entering into a sales contract within the Dealer reportable segment, the requisite performance obligation of the Company is to assist the customer in the progress of the installation and obtain Permission to Operate (“PTO”). PTO typically occurs within 3 to 6 months after the initial sale, but can happen as early as two months or as late as twelve months after the sale.

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

The Company may provide incentives to its customers, such as discounts and rebates which are recorded net against the revenue that the Company has recognized related to the solar energy system sale.

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

Dealer revenues

The Company earns revenue from contracts sold to customers for solar installations performed by third-party installation companies. The Company recognizes revenue at a point in time when PTO is complete. The Company acts as an agent in these arrangements and records revenue on a net basis. The Company does not have any significant financing components in these contracts. The Company does not provide warranty services related to these sales contracts, and therefore, the Company does not record a warranty reserve with respect to these sales contracts.

Costs to Obtain Contracts

The incremental costs of obtaining customer contracts consist of sales commissions which are paid to third-parties who source residential customer contracts for the sale of solar energy systems by the Company. The Company defers sales commissions and recognizes the expense in accordance with the timing of the related revenue recognition. Amortization of deferred commissions is recorded as sales commissions in the accompanying consolidated statements of operations and comprehensive loss. As of December 28, 2025 deferred commissions was $5.6 million. Deferred commissions were not material as of December 29, 2024.

Contract Assets and Contract Liabilities

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled revenue (contract assets), and deferred revenue (contract liabilities) on the balance sheet.

Contract assets consist of unbilled receivables which represent revenue that has been recognized in advance of the Company’s right to bill the customer.

Contract liabilities consist of deferred revenue and customer advances, which represent consideration received from a customer prior to transferring control of goods or services to the customer under the terms of a sales contract

The Company typically invoices its customers upon completion of set milestones, generally upon installation of the solar energy system with the remaining balance invoiced upon passing final building inspection. Standard payment terms to customers range from 30 to 60 days. When the Company receives payment, or when such payment is unconditionally due from a customer prior to delivering goods or services to the customer under the terms of a customer agreement, the Company records this deferred revenue as a contract liability. Most installation projects are completed within 12-months. As such, a significant portion of the Company’s contract liabilities is reflected within current liabilities in the accompanying consolidated balance sheets. Contract liabilities for installation projects expected to be completed beyond 12 months are classified as noncurrent obligations in the accompanying consolidated balance sheets.

Remaining Performance Obligations

The Company elected the practical expedient not to disclose the remaining performance obligations for contracts that are less than one year in length. The Company’s performance obligations associated with long-term service contracts are not material.

Allowance for Estimated Credit losses

The Company recognizes an allowance for credit losses at the time a receivable is recorded based on the Company’s estimate of expected credit losses, historical write-off experience, and current account knowledge. In developing its estimate of expected credit losses, the Company has elected to apply the practical expedient permitted under Accounting Standards Codification (“ASC”) 326 – Financial Instruments – Credit Losses, under which it assumes that current conditions at the balance-sheet date remain unchanged for the remaining life of the financial assets.

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

The following table summarizes the allowance for credit losses as follows (in thousands):

	As of and for the Year Ended
	December 28,	December 29,
	2025	2024
Balance at beginning of period	$(1,701)	$(9,846)
Provision charged to earnings	(3,554)	(9,132)
Amounts written off, net of recoveries and other adjustments	49	17,277
Balance at end of period	$(5,206)	$(1,701)

In fiscal year 2024, the Company identified customer accounts receivable balances that were deemed to be uncollectible, which were reserved and written off.

Inventories

Inventories consist of solar panels and the components of solar energy systems all of which are classified as finished goods within inventories as of December 28, 2025 and December 29, 2024. Inventories are valued using the average cost method. The Company identifies inventory which is considered obsolete or in excess of anticipated demand based on a consideration of marketability and product life cycle stage, component cost trends, demand forecasts, historical revenues, and assumptions about future demand and market conditions, and such inventory has been adjusted to its lower of cost or net realizable value.

Cost of Revenues

The Company’s costs to fulfill contracts associated with systems sales are expensed as cost of revenues. Cost of revenues is comprised primarily of materials, internal labor, third-party subcontractors, design services, engineering personnel and employee-related expenses associated with permitting services, associated warranty costs, freight and delivery costs, depreciation, and amortization of internally developed software. Cost of revenues from these services is recognized when the Company transfers control of the product to the customer, which is generally upon installation.

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

When revenue is recognized for a solar energy system installation service, the Company accrues a liability for the estimated future cost of meeting its warranty obligations. The Company makes and revises its estimated warranty liability based primarily on the volume of new sales that contain warranties, historical experience with and projections of warranty claims, and estimated solar energy system and panel replacement costs. The Company records a provision for estimated warranty expenses in cost of revenues within the accompanying consolidated statements of operations and comprehensive loss. Warranty costs primarily consist of replacement materials, equipment and labor costs for service personnel.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in that period. Repair and maintenance costs are expensed as incurred. Depreciation and amortization are calculated using the straight-line method over the following estimated useful lives of the assets:

Useful Lives
Equipment	1 – 3 years
Internal-use software	3 – 5 years
Furniture & equipment	3 – 5 years
Vehicles	3 to 5 years
Leasehold improvements	Shorter of 3 to 5 years of the asset or the term of the lease.

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

Intangible Assets, Net

Intangible assets are recorded at cost, less accumulated amortization. Amortization is recorded using the straight-line method. All intangible assets that have been determined to have definite lives are amortized over their estimated useful life as indicated below:

Useful Lives
Customer related intangibles	1 – 10 years
Trademarks	1 – 10 years
Developed technology	2 – 3 years

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, Right-of-Use (“ROU”) assets, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, and quoted market values, as considered necessary.

The Company recognized an impairment loss of zero and $3.8 million in the fiscal years ended December 28, 2025 and December 29, 2024, respectively, as disclosed in Note 6 – Supplemental Balance Sheet Information.

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

The Company did not recognize any goodwill impairment in the fiscal years ended December 28, 2025 or December 29, 2024.

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

Financial assets and liabilities held by the Company measured at fair value every reporting period include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, warrant liabilities, forward purchase agreements (“FPAs”), SAFEs, deferred purchase price consideration, and derivative liabilities associated with the Company’s borrowings.

The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities, public warrants, and deferred purchase price consideration approximate their respective fair values because of their short-term nature or they have observable inputs (classified as Level 1).

The derivative liabilities associated with the Company’s borrowings, FPAs, SAFEs, and private and working capital warrant liabilities are initially measured at fair value using Level 3 inputs. At each subsequent reporting date, the Company remeasures the fair value of these instruments in accordance with ASC 820, Fair Value Measurement, and records the respective adjustment to the fair value within Other non-operating income, net the Company’s consolidated statements of operations and comprehensive loss.

Borrowings with Embedded Derivative Liabilities

The Company accounts for its borrowings with embedded derivative liabilities in accordance with ASC 815, Derivatives and Hedging, to determine whether such features must be bifurcated and accounted for separately as derivative liabilities. Upon issuance of a debt instrument with an embedded conversion option feature, the Company assesses whether the embedded feature qualifies as a derivative that requires bifurcation from the host contract. An embedded feature is bifurcated and accounted for as a separate derivative instrument if (i) the economic characteristics and risks of the embedded feature are not clearly and closely related to those of the host debt instrument; (ii) the embedded feature, if freestanding, would meet the definition of a derivative; and (iii) the hybrid instrument is not remeasured at fair value through earnings.

If an embedded feature requires bifurcation, the Company allocates a portion of the initial proceeds to the fair value of the derivative liability, with the residual assigned to the carrying amount of the host debt instrument. The derivative liability is subsequently measured at fair value at each reporting date.

The host debt instrument is recorded at amortized cost using the effective interest method. Any discounts or premiums resulting from the initial allocation between the host debt and the embedded derivative are amortized as interest expense over the expected term of the debt.

Derivative liabilities are measured at fair value in accordance with ASC 820, Fair Value Measurement. The fair value of a derivative liability is measured using a Monte Carlo simulation that incorporates a binomial lattice model. Refer to Note 5 – Fair Value Measurements and Note 10 – Borrowings and Derivative Liabilities for details.

Forward Purchase Agreements

The Company accounts for its FPAs in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity, as the agreements embody an obligation to transfer assets to settle a forward contract. The FPAs are measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement. Refer to Note 5 – Fair Value Measurements and Note 8 – Forward Purchase Agreements for details.

Warrant Liabilities

The Company accounts for its warrant liabilities in accordance with the guidance in ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, under which the warrants that do not meet the criteria for equity classification must be recorded as liabilities. The warrant liabilities are measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement. Refer to Note 5 – Fair Value Measurements and Note 14 – Common Stock and Common Stock Warrants for details.

SAFE Agreements

The Company accounts for its SAFEs in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. SAFEs are measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement. Refer to Note 5 – Fair Value Measurements and Note 9 – SAFE Agreements for details.

Advertising and Promotion Expenses

Advertising and promotion costs are expensed as incurred and included in sales and marketing expense in the accompanying consolidated statements of operations and comprehensive loss. Advertising costs were not material for the fiscal years ended December 28, 2025 and December 29, 2024.

Income Taxes

Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when it is more likely than not that the deferred tax assets with not be realized. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in its income tax provision.

On July 4, 2025, Public Law No. 119-21, commonly known as the One Big Beautiful Bill Act (the “OBBBA”), was enacted in the United States, resulting in broad-based changes to federal tax law. The Company included the impact of OBBBA in its income tax provision for the fiscal year ended December 28, 2025. The OBBBA did not have a material impact on income tax expense for the fiscal year ended December 28, 2025.

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

The Company’s lease agreements generally contain lease and non-lease components. Payments under lease arrangements are primarily fixed. The Company has elected the practical expedient to combine lease and non-lease components and accounts for them together as a single lease component. All leases are assessed for classification as an operating lease or a finance lease. Finance lease ROU assets are classified within Property and Equipment, net, on the Company’s consolidated balance sheets. Operating lease ROU assets are classified separately on the Company’s consolidated balance sheets. Operating lease liabilities and finance lease obligations are separated into their respective current portion and non-current portions and are presented separately on the Company’s consolidated balance sheets. Finance lease ROU assets and liabilities and operating lease ROU assets and liabilities are recognized on the Company’s consolidated balance sheet on the date in which the lessor makes the underlying asset available for use.

Finance lease ROU assets are those that meet one or more of the criteria outlined in ASC 842-10-25-2, such as transfer of ownership, purchase option, lease term for a major part of the asset’s economic life, or present value of lease payments substantially equal to the fair value of the asset. Finance lease ROU assets are initially measured at cost, which includes the initial lease liability, plus any lease payments made at or before commencement, less any lease incentives received. Finance lease ROU assets are amortized on a straight-line basis over the shorter of the lease term or the useful life of the underlying asset. Interest expense on the finance lease liability is recognized using the effective interest method.

Operating lease ROU assets and liabilities are recognized based upon the present value of the lease payments over the respective lease term. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectation regarding the terms. Variable lease costs such as common area maintenance, property taxes and insurance are expensed as incurred.

The Company generally uses its incremental borrowing rate to discount the lease payments to present value. The estimated incremental borrowing rate is derived from information available at the lease commencement date. The Company’s lease terms include periods under options to extend or terminate the lease. Options to renew or extend leases beyond their initial term have been excluded from measurement of the ROU assets and lease liabilities when exercise of such options is not reasonably certain. The Company generally uses the base, non-cancellable, lease term when determining the lease assets and liabilities. The Company records a right-of-use asset which is calculated based on the amount of the lease liability, adjusted for any advance lease payments made, lease incentives received, and initial direct costs incurred. Right-of-use assets are subject to evaluation for impairment or disposal on a basis consistent with other long-lived assets.

The Company has elected, for all classes of underlying assets, not to recognize ROU assets and lease liabilities for leases with an initial term of twelve months or less. The cost for short-term leases is recognized on a straight-line basis over the term of the contract.

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05 “Measurement of Credit Losses for Accounts Receivable and Contract Assets” which provides an update to all entities with a practical expedient when estimating expected credit losses. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company adopted ASU 2025-05 in the fiscal year ended December 28, 2025. The impact of the adoption was not material to the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The objective of ASU 2023-09 is to enhance disclosures related to income taxes, including specific thresholds for inclusion within the tabular disclosure of income tax rate reconciliation and specified information about income taxes paid. ASU 2023-09 is effective for public companies starting in annual periods beginning after December 15, 2024. The Company adopted this ASU on a prospective basis in its annual report in the fiscal year ended December 28, 2025. The impact of the adoption was not material to the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires the disaggregation of certain expenses in the notes of the financial statements to provide enhanced transparency into the expense captions presented on the face of the income statement. The FASB subsequently issued ASU 2025-01 “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company is assessing the impact of adopting this guidance on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-04, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) (“ASU 2024-04”)”. The guidance in ASU 2024-04 clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The standard is effective for fiscal years beginning after December 15, 2025, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted as of the beginning of a reporting period if the entity has also adopted ASU 2020-06 for that period. The Company is currently evaluating the impact that the adoption of ASU 2024-04 may have on its consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting Narrow Scope Improvements” which amends and clarifies interim reporting and disclosure requirements including additional guidance on what disclosures should be provided in interim reporting periods. This amendment also includes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public companies. This ASU may be applied prospectively or retrospectively to any or all periods presented in the Company’s consolidated financial statements. Early adoption of this ASU is permitted. The Company is currently evaluating the impact that the adoption of this ASU may have on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements” which makes changes to the Accounting Standards Codification that clarify, correct errors or make minor improvements and make ASCs easier to understand and apply. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. This ASU may be adopted prospectively or retrospectively, except as to the clarification of the calculation of earnings per share when a loss from continuing operations exists which must be adopted retrospectively. All other codification improvements may be adopted prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this ASU may have on its consolidated financial statements.

Changes in Related Parties

Transactions with CRSEF Solis Holdings, LLC and its affiliates (“Carlyle”), have been disclosed as related party transactions until it ceased being a significant shareholder in the Company. Effective March 31, 2025, transactions with Carlyle are no longer deemed related party transactions. The Company continues to engage in transactions with Carlyle as it is a creditor of the Company’s 12.0% senior unsecured convertible notes. Refer to Note 10 – Borrowings and Derivative Liabilities for additional information.

J. Daniel McCranie became a member of the Company’s Board of Directors in January 2025 and through a related trust, holds $750 thousand of the Company’s 12.0% senior unsecured convertible notes. The Company concluded that this relationship is a related party transaction effective in the Company’s fiscal year 2025. Refer to Note 10 – Borrowings and Derivative Liabilities for additional information.

Polar Multi-Strategy Master Fund (“Polar”) ceased to be a related party, and as a result, effective March 31, 2025, transactions with Polar are no longer deemed related party transactions. Transactions previously reported with Polar have been disclosed as related party transactions. The Company has a forward purchase agreement with Polar.

NASDAQ Deficiency

On November 19, 2025, the Company received a letter from the Listing Qualifications staff of Nasdaq indicating that, as a result of the Company’s delay in filing its quarterly report on Form 10-Q for the period ended September 28, 2025, the Company was not in compliance with the timely filing requirements for continued listing under Nasdaq Listing Rule 5250(c)(1). The Nasdaq letter had no immediate effect on the listing or trading of the Company’s common stock or warrants. The Nasdaq listing rules require Nasdaq-listed companies to timely file all required periodic reports with the SEC. The Nasdaq letter stated that, under Nasdaq rules, the Company has 60 calendar days to submit a plan to regain compliance with Nasdaq’s continued listing requirements. The Company filed its quarterly report on Form 10-Q for the period ended September 28, 2025 on December 19, 2025.

(3) Business Combinations

SunPower Businesses Acquisition

On August 5, 2024, the Company entered into an Asset Purchase Agreement (the “APA”) with SunPower Corporation and SunPower Corporation’s direct and indirect subsidiaries (collectively, the “SunPower Debtors”) providing for the sale and purchase of certain assets relating to the Blue Raven Solar business, New Homes Business and Non-Installing Dealer network previously operated by the SunPower Debtors. The APA was entered into in connection with a voluntary petition filed by SunPower Corporation under Chapter 11 of the United States Code, 11 U.S.C.§§ 101-1532. The transaction was approved on September 23, 2024, by the United States Bankruptcy Court for the District of Delaware. The Company completed the acquisition of the Acquired Assets (as defined in the APA) effective September 30, 2024, in the Company’s fourth quarter of fiscal year 2024, in consideration for a cash purchase price of $54.5 million (“SunPower Acquisition”). The assets and businesses acquired, including liabilities assumed, by the Company under the APA are referred to herein as the “SunPower Businesses.”

Prior to its acquisition, the SunPower Businesses operated as a solar technology and energy services provider that offered fully integrated solar, storage, and home energy solutions to customers in the United States through an array of hardware, software, and “Smart Energy” solutions. The financial results of the SunPower Businesses have been included in the Company’s consolidated financial statements since its date of acquisition. This transaction was accounted for as a business combination in accordance with ASC 805.

Transaction costs of $7.2 million incurred in connection with the close of the SunPower Businesses were expensed by the Company and included in general and administrative expenses on the Company’s statement of operations and comprehensive loss in the fiscal year ended December 29, 2024.

The provisional fair values of assets acquired and liabilities assumed initially recorded were based upon a preliminary valuation in the fiscal year ended December 29, 2024. Upon finalization of the fair values in the fiscal year ended December 28, 2025, the Company recorded adjustments to acquired inventory related to (1) the resolution of work-in-progress at various stages of completion as of the acquisition date for which further analysis was required in order to determine which systems could be sold to a financing partner, and (2) completed systems that were acquired as of the acquisition date for which uncertainty existed due to unsettled matters with the SunPower Bankruptcy Estate, which were resolved in connection with the Company’s settlement with the SunPower Bankruptcy Estate. The settlement of these matters resulted in adjustments to the provisional fair values of the inventory and intangibles with an offsetting adjustment to goodwill during the measurement period.

The following table summarizes the provisional and final fair values of identifiable assets acquired and liabilities assumed and measurement period adjustments (in thousands):

	Provisional fair values as of December 29, 2024	Measurement period adjustments in fiscal 2025	Final fair values
Net assets acquired:
Cash	$1,000	$—	$1,000
Accounts receivable	11,999	4,615	16,614
Contract assets	4,615	(4,615)	—
Inventories	27,706	20,682	48,388
Prepaid expenses and other current assets	2,219	—	2,219
Property and equipment	5,867	—	5,867
Operating lease right-of-use assets	2,506	—	2,506
Other noncurrent assets	541	—	541
Intangibles	18,100	(2,206)	15,894
Deferred revenue	(7,361)	—	(7,361)
Accounts payable	(5,270)	—	(5,270)
Accrued expenses and other current liabilities	(13,955)	—	(13,955)
Operating lease liabilities	(2,963)	—	(2,963)
Other long-term liabilities	(8,980)	—	(8,980)
Fair value of net assets acquired	36,024	18,476	54,500
Goodwill recognized	18,476	(18,476)	—
Consideration transferred	$54,500	$—	$54,500

The provisional and final fair values of the intangible assets acquired and estimated useful lives were as follows:

	Estimated useful life	Provisional fair values as of December 29, 2024	Measurement period adjustments in fiscal 2025	Final fair values
Trademark – Blue Raven Solar	10 years	$8,400	$(1,306)	$7,094
Trademark - SunPower	10 years	5,200	(900)	4,300
Developed technology	3 years	4,500	—	4,500
Total		$18,100	$(2,206)	$15,894

The fair values of the trademarks were estimated using the relief-from-royalty method. This approach measures the value of the asset based on the hypothetical royalties the Company would avoid paying if it had to license the trademark from a third party. The analysis considers the established history and longevity of the trade names, including the Blue Raven brand, in use since 2014, and the SunPower brand, which has been in the market for over 20 years. Key assumptions include projecting sales attributable to business enterprise value for each respective business, applying a 1% royalty rate derived from a profit-split analysis and benchmarking against the median of comparable licensing arrangements, and utilizing a 10-year economic life in line with management’s plans to continue using the brands for the foreseeable future.

The fair value of the developed technology was estimated using the cost approach, which measures the economic resources required to recreate the asset, including direct costs and necessary entrepreneurial incentives. Direct costs were based on management’s estimate of the fees and profit margin that would be required to engage external consultants to rebuild the technology. In addition, an opportunity cost was incorporated to reflect the hypothetical return foregone during the development period, representing the income that could have been earned had these funds been invested elsewhere. The total replacement cost was calculated assuming a weighted-average redevelopment period of 19 months.

The SunPower Acquisition contributed $83.8 million and $6.5 million in revenue and income before income taxes from continuing operations, respectively, for the period from the acquisition date to the fiscal year ended December 29, 2024.

Sunder Energy LLC Acquisition

On September 21, 2025, a subsidiary of the Company entered into a Membership Interest Purchase Agreement (“Sunder MIPA”) with Sunder Energy LLC (“Sunder”) and the seller, Chicken Parm Pizza LLC (“Seller/Member”), the sole member of Sunder. On September 24, 2025 (“Sunder Closing”), the Company completed the acquisition of the membership interests of Sunder for an aggregate consideration of $57.8 million (“Sunder Acquisition”). Per the terms of the Sunder MIPA, the Company acquired all of the outstanding membership interest of Sunder for (1) $20.7 million in cash, subject to certain working capital and other adjustments; (2) a promissory note to the Member in the principal amount of $20.0 million (“Seller Note”); and (3) 10.0 million shares of the Company’s common stock (valued at the closing share price on September 24, 2025, of $1.71 per share), consisting of (i) 3,333,334 shares of the Company’s common stock issued at the Sunder Closing and (ii) subject to approval of such issuances by the Company’s stockholders, (x) 3,333,333 shares of the Company’s common stock to be issued on the 12-month anniversary of the Sunder Closing and (y) 3,333,333 shares of the Company’s common stock to be issued on the 18-month anniversary of the Sunder Closing (“Deferred Sunder Consideration Shares”). In lieu of issuing the Deferred Sunder Consideration Shares, the Company, in its sole discretion, may elect to pay the Member a cash payment equal to the number of Deferred Sunder Consideration Shares otherwise issuable by the Company multiplied by the volume-weighted average price of the Company’s common stock as quoted on Nasdaq for the 30-trading day period ending two business days prior to the date on which the applicable Deferred Sunder Consideration Shares are otherwise issuable (“Cash in Lieu Amount”). If the Company elects to pay the Cash in Lieu Amount, 50% of the Cash in Lieu Amount will be paid on the three-month anniversary of the date on which the applicable Deferred Sunder Consideration Shares are otherwise issuable, with the remaining 50% of the Cash in Lieu Amount payable on the 6 month anniversary of the date on which the applicable Deferred Sunder Consideration Shares are otherwise issuable. The shares of the Company’s common stock issued and expected to be issued were valued at aggregate of $17.1 million at the date of acquisition. The common stock issued at the Sunder Closing was valued at $5.7 million and accounted for within Additional paid-in-capital on the Company’s consolidated balance sheet. The Deferred Sunder Consideration Shares payable is presented as noted below on the Company’s consolidated balance sheet as of December 28, 2025. The fair value of the Sunder deferred consideration was subsequently adjusted downward to $10.8 million from the Sunder Closing to December 28, 2025. The Company concluded that since the sellers joined the Company and represent members of management, they have a level of influence that is not insignificant, they are related parties of the Company, and therefore the Deferred Consideration and Seller Note are a related party obligations.

The consideration is summarized as follows (in thousands):

Consideration
Cash	$20,689
Seller note	20,000
Fair value of 3,333,334 shares of the Company’s common stock (classified within Additional paid-in-capital)	5,700
Deferred Sunder Consideration Shares (fair value of 6,666,666 shares of the Company’s common stock):
Classified within Deferred consideration, current with related party	5,700
Classified within Deferred consideration, noncurrent with related party	5,700
Fair value of total consideration	$57,789

The Company financed a portion of the transaction through the issuance of $22.0 million of 7.0% senior unsecured convertible notes (the “September 2025 Notes”) and a $20.0 million Seller Note. Refer to Note 10 – Borrowings and Derivative Liabilities for details regarding these obligations.

Sunder is a solar sales company. The Company acquired Sunder as a strategic acquisition to expand its overall market share and its penetration into more U.S. states. The financial results of Sunder have been included in the Company’s consolidated financial statements since its date of acquisition.

The provisional fair values of assets acquired and liabilities assumed were based upon a preliminary valuation, and the Company’s estimates and assumptions have been revised during the measurement period to refine the fair values of the assets acquired and liabilities assumed based upon the facts and circumstances existing at the date of acquisition which resulted in the measurement period adjustments noted below. The purchase price accounting remains open for the components of working capital, identification and valuation of intangibles and allocation of goodwill. The Company has elected the practical expedient within ASC 805-20-30-27 through 805-20-30-30 to recognize and measure contract liabilities in accordance with ASC 606 – Revenue from Contracts with Customers (“ASC 606”) as if it had originated the acquired contract. Thus, the amount of any contract liabilities immediately prior to the acquisition will be the comparable amounts recognized in the determination of assets acquired and liabilities assumed by the Company.

The following table summarizes the provisional fair value of identifiable assets acquired and liabilities assumed (in thousands):

	Provisional fair values as of September 24, 2025	Measurement period adjustments in fiscal 2025	Provisional fair values as of December 28, 2025
Net assets acquired:
Accounts receivable	$257	$540	$797
Prepaid expenses and other current assets	387	2,652	3,039
Property and equipment	241	—	241
Operating lease right-of-use assets	313	—	313
Other noncurrent assets	552	(417)	135
Intangibles	25,922	11,578	37,500
Contract liabilities	(11,073)	(600)	(11,673)
Accounts payable	(184)	(19)	(203)
Accrued expenses and other current liabilities	(1,322)	(2,528)	(3,850)
Operating lease liabilities	(215)	(117)	(332)
Fair value of net assets acquired	14,878	11,089	25,967
Consideration transferred	57,789	—	57,789
Goodwill recognized	$42,911	$(11,089)	$31,822

As of the date of acquisition, the intangible assets acquired and estimated useful lives were as follows:

	Estimated useful life	Provisional fair values as of September 24, 2025	Measurement period adjustments in fiscal 2025	Provisional fair values as of December 28, 2025
Customer relationships	10 years	$9,279	$21,321	$30,600
Trademark - Sunder	10 years	2,427	3,673	6,100
Developed technology - Sunder	2 years	14,216	(13,416)	800
Total		$25,922	$11,578	$37,500

The fair value of customer relationships was estimated using the excess earnings method, which measures the cash flows attributable to existing customers after deducting all supporting expenses and contributory asset charges. The assumptions used included revenue included all business enterprise valuation sales, reduced by a 5% attrition rate based on historical customer turnover, with operating expenses estimated as a percentage of sales and no sales-and-marketing adjustment since such efforts do not directly support existing customers. Contributory asset charges were applied for the use of working capital, fixed assets, workforce, trademarks, and internal-use software, and cash flows were projected over the period in which customer relationships were expected to produce meaningful benefit, with the economic life extending until those cash flows became minimal.

The fair value of the trademark was estimated using the relief-from-royalty method. This approach measures the value of the asset based on the hypothetical royalties the Company would avoid paying if it had to license the trademark from a third party. The assumptions used to value the trademark included projected sales based upon the business enterprise valuation considered attributable to the trademark, a royalty rate of 1.0% supported by a profit-split analysis and benchmarking against comparable licensing arrangements in the solar and broader energy industries and a useful economic life of 10 years consistent with management’s expectations for continued use and the anticipated longevity of the brand’s market relevance.

The fair value of Sunder’s developed technology was estimated using the cost approach, which measures value based on the cost to reproduce or replace the existing software in its current state. The analysis considered the historical direct development costs, including Sunder’s ongoing investment of approximately since late 2023, representing labor, design, coding, and testing efforts required to build the technology. In addition to direct costs, the valuation incorporated opportunity costs, which reflect the portion of the software expected to be added, modified, or removed over time based on management’s estimates of ongoing development needs. Together, these inputs approximate the current replacement cost of the technology, adjusted for necessary updates and functional improvements.

Goodwill represents the excess of the preliminary estimated consideration transferred over the fair value of the net tangible and intangible assets acquired that is associated with the excess cash flows that the acquisition is expected to generate in the future. The goodwill is tax deductible.

Sunder contributed $14.4 million and $6.2 million in revenue and income before income taxes from continuing operations, respectively, for the period from the acquisition date to the fiscal year ended December 28, 2025.

Ambia Energy LLC Acquisition

On November 21, 2025, the Company entered into a Membership Interest Purchase Agreement (the “Ambia MIPA”) with Ambia and Ambia Holdings, Inc., a Delaware corporation and the sole member of Ambia (“Ambia Holdings”) to acquire Ambia (the “Ambia Acquisition”). Ambia was the sole operating entity within Ambia Holdings.

The Company, Ambia and Ambia Holdings completed the closing under the Ambia MIPA on November 21, 2025 (the “Ambia Closing”). At the Ambia Closing, the Company acquired all of the outstanding membership interests of Ambia from Ambia Holdings for: (a) 10,243,924 shares of common stock of the Company (the “Ambia Closing Consideration Shares”), issued at the Ambia Closing to Ambia Holdings; and (b) an agreement to issue an additional $9.375 million of shares of the Company’s common stock on each of the six-month anniversary of the Ambia Closing and the 12-month anniversary of the Ambia Closing (collectively such additional shares of common stock, the “Deferred Ambia Consideration Shares”). The issuance of the Deferred Ambia Consideration Shares is subject to approval by the Company’s stockholders following the Ambia Closing.

The actual number of Deferred Ambia Consideration Shares issuable by the Company on the six- and 12-month anniversaries of the Ambia Closing will be determined based on the 20-day trailing volume-weighted average price of the Company’s common stock after market close on the business day immediately prior to the issuance date of the applicable shares (the “VWAP Value”); provided that the VWAP Value for the calculation of the actual number of Deferred Ambia Consideration Shares issuable by the Company will not be more than $2.8102 per share or less than $1.4988 per share. Additionally, the number of Deferred Ambia Consideration Shares issuable by the Company is subject to adjustment pursuant to customary working capital and balance sheet adjustment terms and subject to offset for certain indemnifiable damages in accordance with the Ambia MIPA.

The fair value of the deferred consideration shares at the Ambia Closing was $16.9 million. The Company’s closing share price for its common stock of $1.61 on November 21, 2025 was used to fair value the shares issued at the Ambia Closing. The total consideration is summarized as follows (in thousands):

Consideration
Fair value of 10,243,924 shares of the Company’s common stock issued at Ambia Closing (classified within Additional paid-in capital)	$16,493
Deferred Ambia Consideration Shares (Classified within Deferred consideration, current)	16,879
Fair value of total consideration	$33,372

Ambia is a residential solar energy system installer and operates in various markets throughout the United States.

The provisional fair values of assets acquired and liabilities assumed were based upon the facts and circumstances existing at the date of acquisition. The purchase price accounting remains open for the valuation of the customer relationship and allocation of goodwill. The Company elected the practical expedient within ASC 805-20-30-27 through 805-20-30-30 to recognize and measure contract liabilities in accordance with ASC 606 as if it had originated the acquired contract. Thus, the amount of any contract liabilities immediately prior to the acquisition will be the comparable amounts recognized in the determination of assets acquired and liabilities assumed by the Company.

The provisional fair values of identifiable assets acquired and liabilities assumed are identified below (in thousands):

Provisional fair values as of December 28, 2025
Net assets acquired:
Cash and cash equivalents	$1,350
Accounts receivable	1,368
Contract assets - unbilled receivables	1,143
Prepaid expenses and other current assets	797
Property and equipment, net	2,230
Intangible assets	4,300
Operating lease right-of-use assets	2,563
Other noncurrent assets	182
Accounts payable	(2,806)
Accrued expenses and other current liabilities	(2,917)
Contract liabilities	(1,675)
Operating lease liabilities, noncurrent	(2,702)
Finance lease liabilities	(1,269)
Fair value of net assets acquired	2,564
Fair value of common stock issued (classified within Additional paid-in-capital)	16,493
Fair value of Deferred Ambia Consideration Shares (Accrued expenses and other current liabilities)	16,879
Consideration transferred	33,372
Goodwill recognized	$30,808

As of the date of acquisition, the intangible assets acquired and estimated useful lives were as follows:

	Estimated useful life	Provisional Fair values as of December 28, 2025
Customer relationships (Backlog)	1 year (1)	$3,400
Trademarks - Ambia	1 year	900
Total		$4,300

(1) Useful life is based upon customer consumption, expected to occur within one year.

Trademarks were derived using the relief from royalty method based upon the following key assumptions; (i) all sales based upon the business enterprise value; (ii) a royalty rate of 1% based upon profit split analysis and comparable licensing royalty agreements and (iii) an economic life of the Ambia name through the end of 2026, the Ambia name will only be used in certain small markets and that all sales, marketing and branding will be done under the SunPower brand name in relatively short order.

Customer relationships (backlog) was derived using the excess earnings method based upon the following key assumptions: (i) backlog meets the appropriate contractual criteria; (ii) sales were based upon the backlog of sales; (iii) expenses were based upon a percentage of sales with an adjustments for sales and marketing expenses, upon which management estimates that 100% of Ambia’s sales and marketing expenses are directed at acquiring new customers and is not required to support the backlog; (iv) charges were taken for the use of working capital, fixed assets, workforce and trademarks; (v) the economic life of the backlog is to the end of fiscal 2026 based upon management’s estimate of average deal length.

Goodwill represents the excess of the preliminary estimated consideration transferred over the fair value of the net tangible and intangible assets acquired that is associated with the excess cash flows that the acquisition is expected to generate in the future. The goodwill is tax deductible.

Ambia contributed $7.0 million and $2.8 million in revenue and loss before income taxes from continuing operations, respectively, for the period from the acquisition date to the fiscal year ended December 28, 2025.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information represents the consolidated financial statements of the Company for the periods presented, as if the SunPower Businesses acquisition occurred on January 1, 2023 and the Sunder and Ambia acquisitions occurred on December 30, 2024.

The unaudited pro forma combined financial information does not give effect to any cost savings, operating synergies or revenue synergies that may result from the acquisitions. The pro forma results do not necessarily reflect the actual results of operations of the combined business (in thousands):

	Unaudited
	Fiscal Year Ended
	December 28,	December 29,
	2025	2024

Pro forma revenue	$429,689	$480,427
Pro forma net loss from continuing operations	(59,168)	(312,801)

(4) Revenue Recognition and Contract Balances

Disaggregated revenue

All revenue is generated in the U.S. Revenue is disaggregated as follows (in thousands):

	Fiscal Year Ended
	December 28,	December 29,
	2025	2024
Residential Solar Installation
Revenue recognized over time	$160,987	$67,460
Total Residential Solar Installation	160,987	67,460
New Homes Business
Revenue recognized over time	46,686	32,205
Revenue recognized at a point in time	77,909	9,077
Total New Homes Business	124,595	41,282
Dealer
Revenue recognized at a point in time	14,418	—
Total Dealer	14,418	—
Total revenue	$300,000	$108,742

Total revenue recognized over time	$207,673	$99,665
Total revenue recognized at a point in time	92,327	9,077

Contract balances

Accounts receivable, contract assets and contract liabilities from contracts with customers are as follows (in thousands):

	As of
	December 28,	December 29,
	2025	2024
Trade accounts receivable, net	$67,824	$25,842
Contract assets:
Contract assets, current	$14,122	$26,066
Total contract assets	$14,122	$26,066
Contract liabilities:
Contract liabilities, current	$20,336	$10,003
Contract liabilities, noncurrent	794	918
Total contract liabilities	$21,130	$10,921

The Company receives payments from customers based upon contractual payment terms. Accounts receivable are recorded in an amount that reflects the consideration that is expected to be received in exchange for those goods or services when the right to consideration becomes unconditional.

The increase in contract liabilities is primarily attributed to the acquisition of Sunder in fiscal year 2025.

Changes in the balances of contract assets in the fiscal years ended December 28, 2025 and December 29, 2024 were as follows (in thousands):

	Fiscal Year Ended
Contract assets	December 28,	December 29,
	2025	2024
Contract assets, beginning of period	$26,066	$—
Contract assets recognized	12,979	21,451
Reclassifications to accounts receivable	(26,066)	—
Increase due to contract assets acquired in business combination	1,143	4,615
Contract assets, end of period	$14,122	$26,066

Changes in the balances of contract liabilities in the fiscal years ended December 28, 2025 and December 29, 2024 were as follows (in thousands):

	Fiscal Year Ended
Contract liabilities	December 28,	December 29,
	2025	2024
Contract liabilities, beginning of period	$10,921	$3,478
Increases due to billings or cash received in advance	6,750	2,642
Revenue recognized from beginning balance of contract liabilities	(9,889)	(2,560)
Increase due to contract liabilities assumed in a business combination	13,348	7,361
Contract liabilities, end of period	$21,130	$10,921

Substantially all of the revenue recognized from the beginning balance of contract liabilities was recognized in the current year.

(5) Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities that are measured at fair value, on a recurring basis (in thousands):

	As of December 28, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets
Restricted cash	$3,841	$—	$—	$3,841
Total	$3,841	$—	$—	$3,841
Financial Liabilities
July 2024 Notes derivative liability (1)	$—	$—	$19,604	$19,604
July 2024 Notes derivative liability – related parties (1)	—	—	12,615	12,615
September 2024 Notes derivative liability (1)	—	—	37,930	37,930
September 2024 Notes derivative liability – related parties (1)	—	—	5,870	5,870
July 2025 Note derivative liability– related party (1)	—	—	3,246	3,246
September 2025 Notes derivative liability (1)	—	—	14,756	14,756
November 2025 Note derivative liability – related party (1)	—	—	1,488	1,488
Forward purchase agreement liabilities	—	—	3,965	3,965
SAFE Agreement with related party	—	—	535	535
Private placement warrants	—	—	1,692	1,692
Working capital warrants	—	—	194	194
Public warrants	2,475	—	—	2,475
Deferred Sunder Consideration Shares	10,840	—	—	10,840
Deferred Ambia Consideration Shares	—	—	16,879	16,879
Total	$13,315	$—	$118,774	$132,089

	As of December 29, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Restricted cash	$3,841	$—	$—	$3,841
Total	$3,841	$—	$—	$3,841
Financial Liabilities
July 2024 Notes derivative liability (1)	$—	$—	$13,563	$13,563
July 2024 Notes derivative liability – related parties (1)	—	—	21,127	21,127
September 2024 Notes derivative liability (1)	—	—	55,474	55,474
September 2024 Notes derivative liability – related parties (1)	—	—	6,958	6,958
Forward purchase agreement liabilities (2)	—	—	3,494	3,494
SAFE Agreement with related party	—	—	384	384
Private placement warrants	—	—	627	627
Working capital warrants	—	—	72	72
Public warrants	862	—	—	862
Total	$862	$—	$101,699	$102,561

(1)	The derivative liabilities are associated with the Company’s outstanding senior unsecured convertible notes with stated interest rates of 7.0% (the “September 2024 Notes” and “September 2025 Notes”) and 12.0% (the “July 2024 Notes”, “July 2025 Note”, and “November 2025 Note”) all of which are defined in Note 10 – Borrowings and Derivative Liabilities.

(2)	Includes $1.3 million due to related parties as of and December 29, 2024.

The reconciliation of liabilities by class and categorized within Level 3 under the fair value hierarchy is as follows for the fiscal years ended December 28, 2025 and December 29, 2024 (in thousands):

	Fiscal Year Ended December 28, 2025
	Derivative liabilities	Forward Purchase Agreements	SAFE Agreements	Warrant liabilities	Deferred Ambia Consideration Shares	Total
Balance as of December 29, 2024	$97,122	$3,494	$384	$699	$—	$101,699
Additions	20,808	—	—	—	16,879	37,687
Conversions	(10,931)	—	—	—	—	(10,931)
Net (gain)/loss recognized within Other non-operating income, net in the consolidated statement of operations	(11,490)	471	151	1,187	—	(9,681)
Balance as of December 28, 2025	$95,509	$3,965	$535	$1,886	$16,879	$118,774

	Fiscal Year Ended December 29, 2024
	Derivative liabilities	Forward Purchase Agreements	SAFE Agreements	Warrant liabilities	Total
Balance as of December 31, 2023	$—	$3,831	$—	$10,960	$14,791
Additions	131,108	—	6,000	—	137,108
Conversions	—	—	(6,250)	(7,306)	(13,556)
Net (gain)/loss recognized within Other non-operating income, net in the consolidated statement of operations	(33,986)	(337)	634	(2,955)	(36,644)
Balance as of December 29, 2024	$97,122	$3,494	$384	$699	$101,699

Subsequent to issuance, changes in the fair value of derivative liabilities, FPAs, SAFEs and liability classified warrants, are recorded within Other non-operating income, net on the Company’s consolidated statements of operations and comprehensive loss. Refer to Note 11 – Other Non-Operating Income, Net for details.

Derivative liabilities

The Company recognized derivative liabilities arising from the conversion features of its senior unsecured convertible notes issued in the years ended December 28, 2025 and December 29, 2024 (refer to Note 10 – Borrowings and Derivative Liabilities). Derivative liabilities are measured at fair value in accordance with ASC 820, Fair Value Measurement. The fair value of each respective derivative liability is measured using a Monte Carlo simulation that incorporates a binomial lattice model. Significant inputs to the binomial lattice model include the terms of the senior unsecured convertible notes (including the interest rate, conversion rate and conversion price), the underlying price of the Company’s common stock, risk-free rate and volatility. Certain of these inputs are unobservable. Thus, these derivative liabilities are classified within Level 3 of the fair value hierarchy. The binomial lattice model produces an estimated fair value based on changes in the price of the underlying shares of the Company’s common stock over successive periods of time. As a result of these interrelationships and inherent unobservable assumptions, the fair value of a derivative liability is subject to significant measurement uncertainty, and alternative reasonable assumptions could have produced materially different results as of December 28, 2025 and December 29, 2024.

The assumptions used to value the derivative liabilities as of December 28, 2025 were as follows:

	12.0% Senior Unsecured Convertible Notes			7.0% Senior Unsecured Convertible Notes
	July 2024 Notes	July 2025 Note	November 2025 Note	September 2024 Notes	September 2025 Notes
Coupon rate	12.0%	12.0%	12.0%	7.0%	7.0%
Conversion rate	595.24	558.66	626.96	467.84	467.84
Conversion price	$1.68	$1.79	$1.60	$2.14	$2.14
Common stock price	$1.62	$1.62	$1.62	$1.62	$1.62
Risk-free interest rate	3.6%	3.6%	3.6%	3.58%	3.58%
Volatility	82.2%	83.2%	81.3%	85.6%	85.6%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%

The assumptions used to value the derivative liabilities as of December 29, 2024 were as follows:

	Senior Unsecured Convertible Notes
	12.0% Notes	7.0% Notes
	July 2024 Notes	September 2024 Notes
Coupon rate	12.0%	7.0%
Conversion rate	595.24	467.84
Conversion price	$1.68	$2.14
Common stock price	$1.81	$1.81
Risk-free interest rate	4.43%	4.43%
Volatility	62.0%	66.6%
Dividend yield	0.00%	0.00%

Forward purchase agreement liabilities

FPAs are measured at fair value on a recurring basis using a Monte Carlo simulation analysis based upon the following inputs:

	As of
	December 28,	December 29,
	2025	2024
VWAP stock price	$1.66	$1.78
Simulation period	0.55 years	0.55 years
Risk-free rate	3.57%	4.28%
Volatility	77.3%	117.0%

The volume-weighted average price (“VWAP”) reflects management’s judgment regarding expected future trading activity and price behavior as an active forward market does not exist for the Company’s common stock. Reasonably possible alternative VWAP outcomes at the reporting date could have resulted in a materially different fair value. The risk-free rate is derived from the applicable tenor of the U.S. Treasury yield curve. Changes in the risk-free rate would alter the present value of the simulated settlement amounts and could significantly impact the fair value estimate. The expected volatility is determined based on the historical equity volatility of comparable companies over a period that matches the simulation period. Because expected volatility drives the dispersion of simulated price paths, reasonably higher or lower volatility assumptions could materially increase or decrease the estimated fair value. These inputs are interrelated, and changes in one may affect the others. As a result of these interrelationships and inherent unobservable assumptions, the fair value of FPAs is subject to significant measurement uncertainty, and alternative reasonable assumptions could have produced materially different results as of December 28, 2025 and December 29, 2024. Thus, FPAs are classified within Level 3 of the fair value hierarchy.

Private placement and working capital warrants

The Company valued the private placement and working capital warrants, based on a binomial lattice model, which included the following inputs:

	As of
	December 28,	December 29,
	2025	2024
Expected term	2.56 years	3.56 years
Stock price	$1.62	$1.81
Exercise price	$11.50	$11.50
Expected volatility	179.0%	68.1%
Risk-free rate	3.50%	4.39%
Expected dividend yield	0.00%	0.00%

The expected term is the time period to the expiration date of the warrants. The risk-free rate is interpolated from the U.S. Constant Maturity Treasury curve for a term matching the corresponding remaining life. Volatility was calibrated based on the public warrants closing price as of the valuation date. As the private and working capital warrants have terms nearly identical to the publicly traded warrants, the volatility was calibrated until the model price equaled the public warrants closing price. These inherent unobservable assumptions are subject to significant measurement uncertainty, and alternative reasonable assumptions could have produced materially different results as of December 28, 2025 and December 29, 2024. Thus, the private placement and working capital warrant liabilities are classified within Level 3 of the fair value hierarchy.

Public warrants

The public warrants are measured at fair value on a recurring basis. The public warrants were valued based on the closing price of the publicly traded instrument and therefore are considered a Level 1 instrument in the fair value hierarchy.

SAFE agreement with related party

The Company measured the fair value of its SAFE using a valuation technique that incorporates significant unobservable inputs and is therefore classified within Level 3 of the fair value hierarchy. The fair value of the SAFE is subject to estimation uncertainty because it depends on management’s judgments about future events that are not directly observable in active markets. Management assigned a 50% probability that the SAFE will convert into shares of the Company’s stock in connection with a qualifying financing or other specified event. If the SAFE does not convert, management expects cash repayment in fiscal 2026 or fiscal 2027, with a 50% probability assigned to each repayment year.

The SAFE valuation also considers assumptions such as discount rates implied by the Company’s convertible notes as of the valuation date, the timing and likelihood of financing or liquidity events, and, for the conversion path, the expected equity valuation and any applicable conversion economics (e.g., discounts or valuation caps). Settlement of the SAFE is contingent on future financing or liquidity events and the Company’s funding plans. Accordingly, the measurement requires judgment about the likelihood and timing of conversion versus repayment and, where relevant, assumptions about the Company’s equity value at conversion. Because these factors are not directly observable, reasonably possible alternative assumptions at the reporting date could produce a materially different fair value. Increasing the probability of conversion would generally increase the fair value if the conversion terms imply a beneficial outcome to the holder relative to repayment; decreasing that probability would place more weight on the repayment scenarios and could increase or decrease the fair value depending on the applicable discount rate and timing of cash flows. Within the non-conversion path, shifting probability weight toward repayment in fiscal year 2026 would generally increase fair value (lower discounting), while shifting weight toward fiscal 2027 would generally decrease fair value (greater discounting), holding other inputs constant. A higher discount rate would decrease the present value of expected cash flows (and thus fair value), while a lower rate would increase fair value. Higher expected equity values or more favorable conversion economics would increase the fair value under the conversion path; lower expected equity values or less favorable terms would decrease it. These inputs are interrelated and unobservable. Because the valuation depends on significant unobservable inputs—including a 50% probability of conversion to equity and an even allocation between fiscal years 2026 and 2027 of repayment if conversion does not occur—there is significant measurement uncertainty, and alternative reasonable assumptions at the reporting date could have resulted in a materially different fair value of the SAFE liability as of December 28, 2025 and December 29, 2024. Thus, the SAFE liability is classified within Level 3 of the fair value hierarchy.

Financial liabilities not measured at fair value

The Company’s senior unsecured convertible notes were fair valued using a binomial lattice model, which includes Level 3, unobservable inputs. The key inputs used are consistent with those used to fair value the derivative liabilities as discussed under Derivative Liabilities above. The following table sets forth the Company’s financial liabilities that were not measured at fair value and are considered a Level 3 instrument in the fair value hierarchy (in thousands):

	As of December 28, 2025
	Principal amount (1)	Unamortized debt discount and debt issuance costs	Net carrying amount excluding capitalized interest (1)	Fair value
12.0% senior unsecured convertible notes
July 2024 Notes	$27,973	$(5,832)	$22,141	$33,165
July 2024 Notes – related parties	18,000	(10,369)	7,631	21,204
Subtotal July 2024 Notes	45,973	(16,201)	29,772	54,369
July 2025 Note – related party	5,000	(3,557)	1,443	5,641
November 2025 Note – related party	2,000	(1,509)	491	2,360

7.0% senior unsecured convertible notes
September 2024 Notes	56,543	(42,211)	14,332	59,425
September 2024 Notes – related parties	8,750	(6,404)	2,346	8,880
Subtotal September 2024 Notes	65,293	(48,615)	16,678	68,305
September 2025 Notes	22,000	(18,646)	3,354	24,227
Total	$140,266	$(88,528)	$51,738	$154,902

	As of December 29, 2024
	Principal amount (1)	Unamortized debt discount and debt issuance costs	Net carrying amount excluding capitalized interest (1)	Fair value
12.0% senior unsecured convertible notes
July 2024 Notes	$17,973	$(6,205)	$11,768	$21,390
July 2024 Notes – related parties	28,000	(10,785)	17,215	33,323
Subtotal July 2024 Notes	45,973	(16,990)	28,983	54,713

7.0% senior unsecured convertible notes
September 2024 Notes	71,800	(66,164)	5,636	77,245
September 2024 Notes – related parties	8,000	(7,524)	476	8,583
Subtotal September 2024 Notes	79,800	(73,688)	6,112	85,828
Total	$125,773	$(90,678)	$35,095	$140,541

(1)	Excludes capitalized interest (coupon interest, default interest and failure to file interest) of $10.8 million and $13.6 million as of December 28, 2025 and December 29, 2024, respectively, included in the July 2024 Notes.

(6) Supplemental Balance Sheet Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	December 28,	December 29,
	2025	2024
Costs to obtain contracts and costs to fulfill contracts (1)	$7,361	$3,759
Other	9,552	4,447
Total prepaid expenses and other current assets	$16,913	$8,206

(1)	Costs to obtain contracts and costs to fulfill contracts with customers are recognized within sales commissions and cost of revenues, respectively, when the related revenue is recognized.

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	As of
	December 28,	December 29,
	2025	2024
Internal-use software	$308	$420
Equipment	145	73
Furniture and equipment	1,112	724
Vehicles	6,824	5,174
Leasehold improvements	378	18
Total property and equipment	8,767	6,409
Less: accumulated depreciation and amortization	(3,877)	(916)
Total property and equipment, net	$4,890	$5,493

Depreciation and amortization expense totaled $3.0 million and $2.0 million for the fiscal years ended December 28, 2025 and December 29, 2024, respectively. Finance leases are included within vehicles and account for $1.7 million and $3.9 million of the total balance as of the fiscal years ended December 28, 2025, and December 29, 2024, respectively.

In the fiscal year ended December 29, 2024, the Company capitalized $1.2 million, of internal-use software development costs.

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

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of
	December 28,	December 29,
	2025	2024
Accrued compensation and benefits	$7,202	$6,619
Income taxes payable	278	—
Professional fees	70	8,028
Accrued legal settlements	9,500	7,700
Accrued rebates and credits	7,564	7,641
Deferred financing fees	4,868	4,674
Investor financing deposit with related party (1)	2,000	—
Accrued interest (2)	6,301	4,523
Other (3)	19,194	16,896
Total accrued expenses and other current liabilities	$56,977	$56,081

(1)	The Company received a deposit of $2.0 million from the Rodgers Massey Revocable Living Trust (“Rodgers Revocable Trust”), a related party, in fiscal 2025. In January 2026, these proceeds along with an additional $1.3 million received in January 2026 was converted to a 12.0% convertible promissory note. Refer to Note 20 – Subsequent Events – 12.0% Convertible Promissory Note for further details.
(2)	Includes accrued interest due to related parties of $2.6 million and $2.5 million as of December 28, 2025 and December 29, 2024, respectively.
(3)	No individual items exceed 5% of total current liabilities.

(7) Intangible Assets, Net and Goodwill

Goodwill

On September 30, 2024, the Company completed the acquisition of the SunPower Businesses. As of December 29, 2024, the Company had assigned provisional goodwill of $18.3 million to the Residential Solar Installation reportable segment and $0.2 million to the New Homes Businesses reportable segment. Upon finalization of the fair values in fiscal 2025 related to the SunPower Businesses, the Company concluded that the purchase price did not include any excess purchase price over the fair value of net assets acquired related to the SunPower Businesses acquired.

On September 24, 2025, the Company completed the acquisition of Sunder and assigned provisional goodwill of $31.8 million from this acquisition to the Dealer reportable segment. On November 21, 2025, the Company completed the acquisition of Ambia and assigned provisional goodwill of $30.8 million from this acquisition to the Residential Solar Installation reportable segment.

Goodwill as of and for the fiscal years ended December 28, 2025 and December 29, 2024 is as follows (in thousands):

	Residential Solar Installation	New Homes	Dealer	Total
Balance as of December 31, 2023	$—	$—	$—	$—
Goodwill acquired in business combinations	18,276	200	—	18,476
Impairment losses	—	—	—	—
Balance as of December 29, 2024
Goodwill	18,276	200	—	18,476
Accumulated impairment losses	—	—	—	—
Total	18,276	200	—	18,476
Measurement period adjustments	(18,276)	(200)	—	(18,476)
Goodwill acquired in business combinations	30,808	—	31,822	62,630
Impairment losses	—	—	—	—
Balance as of December 28, 2025
Goodwill	30,808	—	31,822	62,630
Accumulated impairment losses	—	—	—	—
Total	$30,808	$—	$31,822	$62,630

(1)	Subsequent to December 29, 2024, the Company recognized a measurement period adjustment attributable to the net assets of the SunPower Businesses acquired resulting in a measurement period adjustment that eliminated the goodwill provisionally recorded in fiscal 2024. The acquisitions of Sunder and Ambia account for the balance in goodwill as of December 28, 2025 as described above.

The Company performed a qualitative assessment of goodwill and determined that at the acquisition date and the date at which the Company performed an impairment analysis, there were no relevant events or circumstances that would result in the fair value of a reportable unit being less than its carrying amount.

Intangible Assets, Net

The following tables present intangible assets with finite useful lives as of December 28, 2025 and December 29, 2024 (in thousands):

As of December 28, 2025	Gross Carrying Amount(1)	Accumulated Amortization	Net Book Value
Customer related intangibles	$34,000	$(3,198)	$30,802
Trademarks	18,394	(1,707)	16,687
Developed technology	5,300	(1,975)	3,325
Total	$57,694	$(6,880)	$50,814

As of December 29, 2024	Gross Carrying Amount(1)	Accumulated Amortization	Net Book Value
Trademarks	$13,600	$(340)	$13,260
Developed technology	4,500	(375)	4,125
Total	$18,100	$(715)	$17,385

(1)	The gross carrying amounts as of December 28, 2025 reflect the final allocation of the purchase consideration in connection with the SunPower Businesses. The gross carrying amounts as of December 29, 2024 were provisional amounts. As a result of the measurement period adjustment to the intangible assets of the SunPower Businesses, amortization expense was $1.4 million lower in the fiscal year ended December 28, 2025.

Aggregate amortization expense for intangible assets was $6.2 million and $0.7 million for the fiscal years ended December 28, 2025, and December 29, 2024, respectively. Amortization expense for developed technology is classified in cost of revenues and all other amortization expense is classified in general and administrative expenses on the Company’s consolidated statements of operations and comprehensive loss.

The following tables present the weighted average remaining life of these intangible assets as of December 28, 2025 and December 29, 2024 (in years).

	As of
	December 28,	December 29,
	2025	2024
Customer relationships	18.4	—
Trademarks	7.5	7.8
Developed technology	3.0	3.0

The estimated remaining amortization expense of intangible assets with finite useful lives is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2026	$8,501
2027	6,234
2028	4,809
2029	4,809
2030	4,809
Thereafter	21,652
Total	$50,814

(8) Forward Purchase Agreements

On and around July 13, 2023, FACT (now SunPower, formerly Complete Solaria, Inc. following the closing of the Business Combination) entered into separate Forward Purchase Agreements (“FPAs”) with (i) Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP, and Meteora Select Trading Opportunities Master, LP (collectively, “Meteora”), (ii) Polar Multi-Strategy Master Fund (“Polar”), and (iii) Diametric True Alpha Market Neutral Master Fund, LP, Diametric True Alpha Enhanced Market Neutral Master Fund, LP, and Pinebridge Partners Master Fund, LP (collectively, “Sandia,” and together with Meteora and Polar, the “FPA Investors”). Under the FPAs, the Company agreed to purchase, subject to certain terms and limitations, up to 5,618,488 shares of common stock held by the FPA Investors on a date 24 months after execution of the FPAs (the “Maturity Date”). The FPA Investors agreed not to redeem their Class A ordinary shares in connection with the Business Combination, and the FPAs originally provided the FPA Investors with a minimum sale price of $5.00 per share at maturity.

On December 18, 2023, the Company entered into amendments with each FPA Investor reducing the reset floor price from $5.00 to $3.00 and permitting the Company to raise up to $10.0 million of equity from existing stockholders without triggering anti-dilution protections, subject to specified per-share pricing requirements for insider investments. On May 7 and 8, 2024, the Company executed additional amendments with Sandia and Polar reducing the reset price to $1.00 per share and modifying the volume-weighted average price (“VWAP”) trigger event to occur if, after December 31, 2024, the Company’s VWAP is below $1.00 for 20 out of 30 consecutive trading days. On June 14, 2024, the Company and Sandia executed an additional amendment confirming a $1.00 reset price and the revised VWAP trigger and providing that Sandia will automatically receive any more favorable terms provided to Polar or Meteora, including with respect to the shares sold upon execution of its FPA. On July 17, 2024, the Company and Polar executed an amendment applying the “Most Favored Nation” provision of the Polar FPA to all of its shares covered by that agreement.

Between July 15 and August 1, 2025, the Company entered into further amendments with Meteora, Sandia, and Polar that extended the valuation date applicable to the FPAs to the earliest of (i) July 17, 2026, (ii) a date specified by Meteora or Sandia, as applicable, or (iii) 90 days after Company notice if the Company’s VWAP is below the applicable reset price for 20 out of 30 consecutive trading days occurring at least six months after the closing of the Business Combination, provided that a registration statement is effective throughout both the measurement and notice periods. These amendments also revised the settlement provisions to clarify that the Settlement Amount is used solely as a calculation mechanism to determine any liability owed by the Company to an FPA Investor. If the Settlement Amount Adjustment exceeds the Settlement Amount, the excess will be paid to the FPA Investor in cash or shares, at the Company’s election, and the FPA Investors are not required to remit the Settlement Amount or return any prepayment to the Company.

If the FPA Investors continue to hold some or all of the FPA shares on the Maturity Date and the trading price of the Company’s common stock is below the applicable FPA sale price, the Company expects the FPA Investors to exercise their repurchase rights.

In connection with these FPAs, the Company has recorded a liability on its consolidated balance sheets of $4.0 million and $3.5 million as of December 28, 2025 and December 29, 2024, respectively. The Company concluded that $1.3 million of the liability as of December 29, 2024 was with a related party.

(9) SAFE Agreements

First SAFE

On January 31, 2024, the Company entered into a SAFE (the “First SAFE”) with the Rodgers Massey Freedom and Free Markets Charitable Trust (the “Purchaser”), a related party, affiliated with Thurman J. Rodgers, the Company’s Chief Executive Officer and a Director, in connection with the Purchaser investing $1.5 million in the Company. The First SAFE did not accrue interest. The First SAFE was initially convertible into shares of the Company’s common stock, par value $0.0001 per share, upon the closing of a bona fide transaction or series of transactions with the principal purpose of raising capital, pursuant to which the Company would have issued and sold shares of its common stock at a fixed valuation (an “Equity Financing”), at a per share conversion price which was equal to the lower of (i) (a) $53.54 million divided by (b) the Company’s capitalization immediately prior to such Equity Financing (such conversion price, the “SAFE Price”), and (ii) 80% of the price per share of its common stock sold in the Equity Financing. If the Company consummated a change of control prior to the termination of the First SAFE, the Purchaser would have been automatically entitled to receive a portion of the proceeds of such liquidity event equal to the greater of (i) $1.5 million and (ii) the amount payable on the number of shares of common stock equal to (a) $1.5 million divided by (b)(1) $53.54 million divided by (2) the Company’s capitalization immediately prior to such liquidity event (the “Liquidity Price”), subject to certain adjustments as set forth in the First SAFE. The First SAFE was convertible into a maximum of 1,431,297 shares of the Company’s common stock, assuming a per share conversion price of $1.05, which is the product of (i) $1.31, the closing price per share of the Company’s common stock on January 31, 2024, multiplied by (ii) 80%.

On April 21, 2024, the Company entered into an amendment (“First SAFE Amendment”) that converted the First SAFE investment of $1.5 million into 4.2 million shares of the Company’s common stock based on a conversion price of $0.36 per share, defined in the First SAFE Amendment as the product of (i) $0.45, the closing price of the Company’s common stock on April 19, 2024, multiplied by (ii) 80%. Upon conversion to shares of the Company’s common stock, the Company recognized $1.9 million of Additional paid-in capital, and a loss on conversion of the First SAFE of $0.4 million within Other non-operating income, net in its consolidated statement of operations for the fiscal year ended December 29, 2024.

Second SAFE

On February 15, 2024, the Company entered into a second SAFE (the “Second SAFE”) with the Purchaser, in connection with the Purchaser investing $3.5 million in the Company. The Second SAFE did not accrue interest. The Second SAFE was initially convertible into shares of the Company’s common stock upon the initial closing of an Equity Financing at a per share conversion price which was equal to the lower of (i) the Second SAFE Price, and (ii) 80% of the price per share of the Company’s common stock sold in the Equity Financing. If the Company consummated a change of control prior to the termination of the Second SAFE, the Purchaser would have been automatically entitled to receive an amount equal to the greater of (i) $3.5 million and (ii) the amount payable on the number of shares of the Company’s common stock equal to $3.5 million divided by the Liquidity Price, subject to certain adjustments as set forth in the Second SAFE. The Second SAFE was convertible into a maximum of 3,707,627 shares of the Company’s common stock, assuming a per share conversion price of $0.94, which is the product of (i) $1.18, the closing per share price of its common stock on February 15, 2024, and (ii) 80%.

On April 21, 2024, the Company entered into an amendment (“Second SAFE Amendment”) that converted the Second SAFE investment of $3.5 million into 9.7 million shares of the Company’s common stock based on a conversion price of $0.36 per share, defined in the Second SAFE Amendment as the product of (i) $0.45, the closing price of the Company’s common stock on April 19, 2024, multiplied by (ii) 80%. Upon conversion to shares of the Company’s common stock, the Company recognized $4.4 million of Additional paid-in capital, and a loss on conversion of the Second SAFE of $0.9 million within Other non-operating income, net in its consolidated statement of operations for the fiscal year ended December 29, 2024.

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

The SAFE liability represents the estimated fair value of the Company’s obligation to issue equity in the future. The fair value of the Third SAFE approximated $0.5 million and $0.4 million as of December 28, 2025 and December 29, 2024, respectively. Refer to Note 5 – Fair Value Measurements for details.

(10) Borrowings and Derivative Liabilities

The Company’s borrowings and derivative liabilities consisted of the following (in thousands):

	As of
	December 28,	December 29,
	2025	2024
Short term:
Seller Note – related party	$20,000	$—
Loan with related party	1,500	1,500
Total short-term debt with related parties	$21,500	$1,500

Long-term:
12.0% senior unsecured convertible notes and related derivative liabilities
July 2024 Notes	$32,969	$17,965
July 2024 Notes – related parties	7,631	24,632
Subtotal July 2024 Notes	40,600	42,597
July 2025 Note – related party	1,443	—
November 2025 Note – related party	491	—

July 2024 Notes derivative liability	19,604	13,563
July 2024 Notes derivative liability – related party	12,615	21,127
Subtotal July 2024 Notes derivative liability	32,219	34,690
July 2025 Note derivative liability – related party	3,246	—
November 2025 Note derivative liability – related party	1,488	—
Total 12.0% senior unsecured convertible notes and derivative liabilities	79,487	77,287

7.0% senior unsecured convertible notes and derivative liabilities
September 2024 Notes	14,332	5,636
September 2024 Notes – related parties	2,346	476
Subtotal September 2024 Notes	16,678	6,112
September 2025 Notes	3,354	—

September 2024 Notes derivative liability	37,930	55,474
September 2024 Notes derivative liability – related parties	5,870	6,958
Subtotal September 2024 Notes derivative liability	43,800	62,432
September 2025 Notes derivative liability	14,756	—
Total 7.0% senior unsecured convertible notes and derivative liabilities	78,588	68,544
Total notes payable and derivative liabilities	158,075	145,831
Less current portion	(2,786)	—
Total senior unsecured convertible notes payable and derivative liabilities, net of current portion	$155,289	$145,831

Balance sheet classification
Current liabilities
Notes payable, current portion	$2,786	$—
Long-term liabilities
Notes payable and derivative liabilities, net of current portion	$120,159	$92,638
Notes payable and derivative liabilities with related parties	35,130	53,193
Total	$155,289	$145,831

12.0% Senior Unsecured Convertible Notes

In July 2024, the Company issued $46.0 million of senior unsecured convertible notes (“July 2024 Notes”) consisting of $28.0 million in cash proceeds and $18.0 million arising from an exchange of debt (“Debt Exchange”) as described below under Exchange Agreement. Cash proceeds of $28.0 million included $18.0 million from the Rodgers Revocable Trust, a related party. The $18.0 million exchange of debt included $10.0 million issued to Carlyle. Carlyle was deemed to be a related party in the fiscal year ended December 29, 2024. Carlyle was no longer deemed a related party to the Company during the fiscal year ended December 28, 2025. Refer to Note 2 – Summary of Significant Accounting Policies – Changes in Related Parties for details.

The July 2024 Notes bear interest at 12.0% per annum, and the principal is payable in full at maturity on July 1, 2029. The interest is payable in cash on January 1 and July 1 of each year, beginning on July 1, 2025. The interest rate increases by 3% in the event of default. The conversion rate of the July 2024 Notes is initially equal to 595.2381 shares of common stock per $1,000 of principal amount due under the July 2024 Notes. Holders of July 2024 Notes may convert at any time. The July 2024 Notes may be declared due and payable at the option of the holder upon an event of default and upon a qualifying change of control event. The conversion option was required to be bifurcated as a derivative liability, and the Company recorded a derivative liability of $28.7 million on the issuance date. Of this amount $17.5 million was recognized as a debt discount to the $28.0 million cash proceeds and $11.2 million associated with the Debt Exchange was recognized as an expense in the calculation of the Company’s “Gain on the Troubled Debt Restructuring” on the Company’s consolidated statement of operations and comprehensive loss in the year ended December 29, 2024.

In connection with the Debt Exchange, the Company issued the Cantor Warrant, as described in Note 14 – Common Stock and Common Stock Warrants, for shares of the Company’s common stock. At issuance, the Cantor Warrant had a fair value of $1.4 million, of which $0.9 million was recorded as a debt discount, and $0.5 million was included in the calculation of the Company’s “Gain on the Troubled Debt Restructuring” on the Company’s consolidated statement of operations and comprehensive loss in the year ended December 29, 2024, as discussed below in the Exchange Agreement.

The effective interest rate on the July 2024 Notes cash proceeds of $28.0 million approximates 45% as of December 28, 2025. Coupon interest, default interest and failure to file interest on the $18.0 million Debt Exchange were capitalized as part of the July 2024 Notes. Accordingly, the effective interest rate on the $18.0 million arising from the Debt Exchange is nil as of December 28, 2025.

There are no financial covenants. The July 2024 Notes are not in default. However, due to the delayed filing of its Form 10-K for the year ended December 29, 2024, the Company was required to accrue incremental interest of 0.5% beginning April 16, 2025 through April 30, 2025, the date upon which the Form 10-K was filed. The interest accrued was not material. Due to the Company’s delayed filing of its Form 10Q for the third quarter ended September 28, 2025 (“Q3 2025 Form 10Q”), the Company was required to accrue incremental interest of 0.5% beginning November 17, 2025, through December 19, 2025, the date upon which the Q3 2025 Form 10Q was filed. The interest accrued was not material.

The carrying amount of the July 2024 Notes was as follows (in thousands):

	As of
	December 28,	December 29,
	2025	2024
July 2024 Notes principal amount	$56,801	$59,587
Less Unamortized debt discount	(16,201)	(16,990)
Net carrying amount of July 2024 Notes	$40,600	$42,597

For the fiscal years ended December 28, 2025 and December 29, 2024, the total interest expense was $3.0 million and $4.6 million, respectively, with coupon interest expense of $2.2 million and $2.8 million, respectively, and debt discount and issuance costs of $0.8 million and $1.8 million, respectively. Of the coupon interest expense, related party interest expense was $1.5 million and $1.7 million in the fiscal years ended December 28, 2025 and December 29, 2024, respectively. Related party amortization expense was $0.7 million and $1.1 million in the fiscal years ended December 28, 2025 and December 29, 2024, respectively.

Exchange Agreement

On July 1, 2024, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Carlyle and Kline Hill (as defined below) resulting in the Debt Exchange and providing for:

(i)	the cancellation of all indebtedness, inclusive of the CS Solis Debt, owed to Carlyle by the Company, termination of all debt instruments by and between the Company and Carlyle (through the transfer of Carlyle’s interest in CS Solis, LLC, to the Company), and the satisfaction of all obligations owed to Carlyle by the Company under the terminated debt instruments;

(ii)	the issuance of a note for the principal amount of $10.0 million to Carlyle as part of the July 2024 Notes;

(iii)	a previously issued warrant to Carlyle (“Carlyle Warrant”) for shares of the Company’s common stock was fixed at 4,936,483. At the July 1, 2024, modification date, the Carlyle Warrant had a fair value of $7.3 million compared to its fair value of $6.6 million on June 30, 2024. The Company recognized this $0.7 million of expense related to the remeasurement of the Carlyle Warrant liability to its fair value within “Gain on Troubled Debt Restructuring” on the Company’s consolidated statement of operations and comprehensive loss in the year ended December 29, 2024. The modification of the Carlyle Warrant also resulted in the reclassification of the Carlyle Warrant from liability to equity classification, resulting in an increase to additional paid-in capital of $7.3 million and a reduction in the warrant liability of $7.3 million. Carlyle exercised the warrant in full in the year ended December 29, 2024.

(iv)	the cancellation of all indebtedness owed to Kline Hill Partners Fund LP, Kline Hill Partners IV SPV LLC, and Kline Hill Partners Opportunity IV SPV, LLC (collectively “Kline Hill”) by the Company, termination of all debt instruments by and between the Company and Kline Hill, including 2018 bridge notes, a portion of a revolving loan (“Revolving Loan”) and a secured credit facility (“Secured Credit Facility”), and the satisfaction of all obligations owed to Kline Hill by the Company under the terminated debt instruments;

(v)	the issuance of a note for the principal amount of $8.0 million to Kline Hill as part of the July 2024 Notes; and

(vi)	the issuance of 1,500,000 shares of the Company’s common stock to Kline Hill.

At the date of the cancellation under the Exchange Agreement, the Company’s indebtedness to CS Solis was $37.2 million and the indebtedness to Kline Hill was comprised of 2018 bridge notes of $11.7 million, a revolving loan balance of $3.9 million, and the Secured Credit Facility balance of $13.1 million.

The Company concluded that the transactions entered into in the Exchange Agreement represented a troubled debt restructuring as the Company was experiencing financial difficulty, and the terms of the July 2024 Notes resulted in a concession to the Company. As the carrying amount of the debt exceeded the future undiscounted cash payments under the new terms on the date of the Exchange Agreement, the Company recorded a gain on the troubled debt restructuring of $22.3 million in the year ended December 29, 2024.

In the year ended December 29, 2024, prior to entering into the Exchange Agreement, the Company recognized (i) accretion of the liability of the debt in CS Solis as related party interest expense of $3.9 million, (ii) $0.7 million of interest on the 2018 bridge notes, and (iii) $1.0 million of interest on the Secured Credit Facility.

July 2025 Note – related party

On July 10, 2025, the Company issued a convertible promissory note (the “July 2025 Note”) to the Rodgers Revocable Trust, a related party, in exchange for $5.0 million of proceeds.

The July 2025 Note is a general unsecured obligation of the Company and will mature on July 1, 2029, unless earlier converted, redeemed or repurchased. The July 2025 Note has an annual coupon interest rate of 12.0% which is payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2026. The July 2025 Note is convertible at the option of the holder at any time prior to the payment of the principal amount of the July 2025 Note in full. Upon conversion of the July 2025 Note, the Company will satisfy its conversion obligation by delivering shares of the Company’s common stock and paying cash in respect of any fractional shares. The conversion rate of the July 2025 Note is initially equal to 558.6592 shares of common stock per $1,000 of principal amount due under the July 2025 Note. The conversion rate is subject to adjustment from time to time pursuant to the terms of the July 2025 Note. The conversion option related to the July 2025 Note was required to be bifurcated as a derivative liability. The Company recorded a derivative liability of $3.7 million with a corresponding offset to debt discount on the issuance date. The July 2025 Note has an effective interest rate of 62%.

The carrying amount of the July 2025 Note was as follows (in thousands):

As of
December 28,
2025
July 2025 Note – related party	$5,000
Less Unamortized debt discount – related party	(3,557)
Net carrying amount of July 2025 Note – related party	$1,443

For the fiscal year ended December 28, 2025, the total interest expense was $0.4 million with coupon interest expense of $0.3 million and debt discount and issuance costs of $0.1 million, all of which was with a related party.

November 2025 Note – related party

On November 20, 2025, the Company issued a convertible note (the “November 2025 Note”) to the Rodgers Massey Freedom and Free Markets Charitable Trust in exchange for $2.0 million of proceeds.

The November 2025 Note is a general unsecured obligation of the Company and will mature on July 1, 2029, unless earlier converted, redeemed or repurchased. The November 2025 Note has an annual coupon interest rate of 12.0% which is payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2026. The November 2025 Note is convertible at the option of the holder at any time prior to the payment of the principal amount of the November 2025 Note in full. The conversion rate of the November 2025 Note is initially equal to 626.9592 shares of the Company’s common stock per $1,000 principal amount due under the November 2025 Note. The conversion rate shall be subject to adjustment from time to time pursuant to the terms of the November 2025 Note. The Company may not redeem the November 2025 Note prior to July 5, 2026. The conversion option related to the November 2025 Note was required to be bifurcated as a derivative liability, and the Company recorded a derivative liability of $1.5 million on the issuance date with a corresponding offset to debt discount. The November 2025 Note has an effective interest rate of 71% as of December 28, 2025.

The carrying amount of the convertible November 2025 Note was as follows (in thousands):

As of
December 28,
2025
November 2025 Note – related party	$2,000
Less Unamortized debt discount – related party	(1,509)
Net carrying amount of November 2025 Note – related party	$491

For the fiscal year ended December 28, 2025, the total interest expense was less than $0.1 million with each of coupon interest and amortization of debt discount and issuance costs being less than $0.1 million.

7.0% Senior Unsecured Convertible Notes

On September 16, 2024, the Company entered into an Indenture agreement with U.S. Bank Trust Company, National Association, as trustee (the “Indenture”), for the issuance of 7.0% senior unsecured convertible notes (“7.0% Notes”). The 7.0% Notes issued under the Indenture bear interest at 7.0% per annum, and the interest is payable semiannually in arrears on January 1 and July 1 of each year beginning on January 1, 2025. The principal is payable in full at maturity on July 1, 2029. Holders of the 7.0% Senior Notes may convert all or any portion of their 7% Notes at any time, in integral multiples of $1,000 principal amount, at the option of the holder. Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in the manner and subject to the terms, conditions and limitations provided in the Indenture. The 7.0% Senior Notes may be declared due and payable at the option of the holder upon an event of default and upon a qualifying change of control event. There are no financial covenants. As described below, the Company has issued multiple tranches under this Indenture.

The conversion rate for the 7.0% Notes was initially 467.8363 shares of common stock per $1,000 principal amount of 7.0% Notes. The conversion rate for the 7.0% Notes is subject to adjustment from time to time in accordance with the terms of the Indenture, and as of December 28, 2025 the 7.0% Notes are convertible at the rate of 584.7953 shares of common stock per $1,000 principal amount of the notes. In addition, upon a conversion of the 7.0% Notes, following certain corporate events that occur prior to the maturity date of the 7.0% Notes or if the Company delivers a notice of redemption in respect of the 7.0% Notes, the Company will, under certain circumstances, increase the conversion rate of the 7.0% Notes for a holder who elects to convert its 7.0% Notes following September 16, 2025, in connection with such a corporate event that occurs prior to the maturity date, or if the Company delivers a notice of redemption in respect of the 7.0% Notes.

September 2024 Notes

The Company issued an aggregate of $80.0 million of 7.0% Notes to various lenders (the “September 2024 Notes”), of which the Company received cash proceeds in two tranches of $66.8 million and $13.0 million in fiscal 2024. The remainder was received in fiscal 2025.

The cash proceeds of $66.8 million included $4.0 million from the Rodgers Family Freedom and Free Markets Charitable Trust (“Massey Charitable Trust”), a related party, and $4.0 million from the Rodgers Revocable Trust (collectively with Massey Charitable Trust, “Massey Trusts”), also a related party. In fiscal 2025, a holder of $0.75 million of the September 2024 Notes became a member of the Company’s board of directors and this note is now deemed to be with a related party beginning in fiscal 2025. Refer to Note 2 Summary of Significant Accounting Policies – Changes in related parties, for further detail. The conversion option of this first tranche was required to be bifurcated as a derivative, and the Company recorded a derivative liability of $91.5 million on the issuance date. In connection with the derivative liability, the Company recorded a debt discount of $66.8 million at the date of issuance. As the fair value of the derivative liability exceeded the proceeds received, the remaining portion of the derivative liability of $24.7 million was recorded as a financing loss, of which $3.0 million was with a related party. At the date of issuance, the $66.8 million of notes were issued with a debt discount equal to the entire principal amount, resulting in an initial net carrying amount of zero. The debt discount is being amortized on a straight-line basis over the term of the September 2024 Notes.

In December 2024, the Company received proceeds of $13.0 million in a second tranche. The Company recognized a $10.9 million debt discount in connection with these additional proceeds. The effective interest rate on this tranche is 64% as of December 28, 2025.

Certain holders of the September 2024 Notes exercised their rights to convert this debt to shares of the Company’s common stock. In the fiscal year ended December 29, 2025, $14.7 million of the September 2024 Notes were converted into 8.6 million shares of the Company’s common stock.

The carrying amount of the convertible September 2024 Notes was as follows (in thousands):

	As of
	December 28,	December 29,
	2025	2024
September 2024 Notes	$65,293	$79,800
Less Unamortized debt discount	(48,615)	(73,688)
Net carrying amount of September 2024 Notes	$16,678	$6,112

For the fiscal years ended December 28, 2025 and December 29, 2024, the total interest expense was $19.6 million and $5.4 million with coupon interest expense of $5.5 million and $1.4 million, respectively, and debt discount and issuance costs of $14.1 million and $4.0 million, respectively. Of the coupon interest expense, related party interest expense was $0.6 million and $0.2 million in the fiscal years ended December 28, 2025 and December 29, 2024, respectively. Related party amortization expense was $1.8 million and $0.5 million in the fiscal years ended December 28, 2025 and December 29, 2024, respectively.

September 2025 Notes

On September 21, 2025, the Company issued an additional $22.0 million of the 7.0% Notes (the “September 2025 Notes”) pursuant to the Indenture to various parties. The September 2025 Notes contain a conversion option which required bifurcation and recognition of a derivative, and the Company recorded a derivative liability of $15.4 million on the issuance date. The Company also recognized a $2.2 million debt discount and $1.4 million of debt issuance costs in connection with the September 2025 Notes. The debt issuance costs include an estimate of the value of a warrant that will be issued in the subsequent fiscal year to the entity that arranged the financing. The effective interest rate on the September 2025 Notes approximated 67% as of December 28, 2025. The net proceeds from the issuance of the September 2025 Notes were principally used to pay a portion of the cash consideration for the Company’s acquisition of Sunder.

The carrying amount of the September 2025 Notes, inclusive of the fair value of the derivative liabilities was as follows (in thousands):

As of
December 28,
2025
September 2025 Notes	$22,000
Less Unamortized debt discount	(18,646)
Net carrying amount of September 2025 Notes	$3,354

For the fiscal year ended December 28, 2025 the total interest expense was $0.7 million with coupon interest of $0.4 million and amortization of debt discount and issuance costs $0.3 million.

Seller Note – related party

On September 24, 2025, the Company issued a note payable to the sellers of Sunder (“Seller Note”) in connection with the acquisition of 100% of the membership interests in Sunder and concluded that the Seller Note is a related party obligation (see Note 3 – Business Combinations). The Seller Note has an original principal amount of $20.0 million. The Seller Note bears interest at 7.0% per annum, compounded at the end of each calendar quarter. Interest is due and payable concurrent with the payment of the principal balance. The maturity date of the Seller Note is the earlier of (i) May 15, 2026 and (ii) the date on which all amounts under the Seller Note otherwise become due and payable following an event of default. The Seller Note must also be repaid in the event of a change of control of the Company or the sale of all or substantially all of the consolidated assets of the Company and its subsidiaries. The Seller Note includes customary events of default, including: (a) the Company’s failure to pay the Seller Note when due, (b) the Company’s voluntary or involuntary bankruptcy, (c) the Company’s liquidation or dissolution, (d) a change of control of the Company, (e) the Company’s material breach of the covenants applicable to the Company under the Seller Note, subject to applicable cure periods, and (f) if any of the Company’s representations or warranties made in the Seller Note were untrue in any material respect when made. Management concluded that the carrying value of the Seller Note approximates its fair value due to the short-term nature of the obligation. Interest expense recognized on the Seller Note was $0.4 million in the fiscal year ended December 28, 2025.

Loan with related party

Prior to entering into the Exchange Agreement, the Company had a Revolving Loan due to Kline Hill and Rodgers Revocable Trust which is a related party. The Revolving Loan arrangement was entered into in 2020 and in 2023, the Rodgers Revocable Trust became a party to the Revolving Loan. The Revolving Loan has an annual interest rate equal to the greater of 7.75% or Prime plus 4.5%. In connection with the Exchange Agreement in July 2024, $3.5 million of the Revolving Loan, plus accrued interest owed to Kline Hill, was exchanged for a portion of the July 2024 Notes. The remaining principal balance of $1.5 million is payable to the Rodgers Revocable Trust and remains outstanding as of December 28, 2025. There are no financial covenants.

Aggregate interest expense recognized on this obligation in the fiscal years ended December 28, 2025 and December 29, 2024 was $0.2 million and $0.5 million, respectively. Of the interest expense recognized, related party interest expense was $0.2 million and $0.2 million in the fiscal years ended December 28, 2025 and December 29, 2024, respectively.

Principal payments due in the next five fiscal years

The principal amount of all short and long-term debt, excluding capitalized interest in connection with the exchanged notes, is as follows:

Principal payment
Fiscal year ending
2026	$21,500
2027	—
2028	—
2029	143,266
Total	164,766

(11) Other Non-Operating Income, Net

Other non-operating income, net consists of the following (in thousands):

	Fiscal Year Ended
	December 28,	December 29,
	2025	2024
Change in fair value of derivative liabilities (1)	$11,490	$33,986
Change in fair value of FACT public, private placement and working capital warrants	(2,800)	(1,258)
Loss on conversion of SAFE agreements to common stock with related party	—	(1,250)
Change in fair value of SAFE Agreement with related party	(151)	616
Change in fair value of forward purchase agreement liabilities (2)	(471)	337
Loss on issuance of derivative liabilities (3)	—	(24,688)
Change in fair value of Carlyle Warrants with related party	—	2,869
Change in fair value of redeemable convertible preferred stock warrant liability	—	1,310
Other financing costs	—	(3,769)
Other, net (4)	1,279	(221)
Total Other non-operating income, net	$9,347	$7,932

(1)	Includes a gain of $3.5 million and $0.3 million on the change in the fair value of derivative liabilities with related parties in the fiscal years ended December 28, 2025 and December 29, 2024, respectively. Refer to Note 10 – Borrowings and Derivative Liabilities for details.

(2)	Includes related party income of $0.1 million in each of the years ended December 28, 2025 and December 29, 2024.

(3)	Includes a loss of $3.0 million on the issuance of a derivative liability with a related party in the fiscal year ended December 29, 2024. Refer to Note 10 – Borrowings and Derivative Liabilities for details.

(4)	Includes non-cash income with related party of $0.1 million in the fiscal year ended December 28, 2025.

(12) Commitments and Contingencies

Leases

The Company leases its facilities under non-cancelable operating lease agreements. The Company leases vehicles under finance lease agreements. Operating and financing lease activity was as follows (dollars in thousands):

	Fiscal Year Ended
	December 28,	December 29,
	2025	2024
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$2,008	$553
Interest on lease liabilities	213	77
Total finance lease cost	2,221	630
Operating lease cost
Operating leases	1,754	1,003
Total operating lease cost	1,754	1,003
Total lease cost	$3,975	$1,633
Other information
Cash paid for amounts included in the measurement of lease liabilities
Finance leases	$2,292	$551
Operating leases	1,886	1,039
Weighted-average remaining lease term (in years):
Finance leases	2.0	2.0
Operating leases	1.9	2.5
Weighted-average discount rate:
Finance Leases	7%	7%
Operating leases	9.1%	9.5%

Future minimum lease payments under non-cancellable leases are as follows as of December 28, 2025 (in thousands):

	Finance Leases	Operating Leases
Fiscal year ending
2026	$2,090	$2,330
2027	609	1,642
2028	382	785
2029	222	741
2030 and thereafter	—	312
Total undiscounted liabilities	3,303	5,810
Less: imputed interest	(177)	(624)
Total lease liabilities	$3,126	$5,186

The Company’s consolidated balance sheet includes the following lease liabilities (in thousands):

	As of
	December 28,	December 29,
	2025	2024
Operating lease liabilities
Operating lease liabilities, current (Accrued expenses and other current liabilities)	$2,030	$1,412
Operating lease liabilities, noncurrent (Other long-term liabilities)	3,156	2,263
Total operating lease liabilities	$5,186	$3,675
Finance lease liabilities
Current portion (Accrued expenses and other current liabilities)	$1,977	$2,053
Finance lease liabilities, noncurrent (Other long-term liabilities)	1,149	1,907
Total finance lease liabilities	$3,126	$3,960

Warranty Provision

Warranty activity by period was as follows (in thousands):

	Fiscal Year Ended
	December 28,	December 29,
	2025	2024
Warranty provision, beginning of period	$5,968	$4,849
Warranty liability from Business Combination	—	582
Accruals for new warranties issued	246	695
Settlements and other	(1,561)	(158)
Warranty provision, end of period	$4,653	$5,968
Balance sheet classification
Accrued warranty current (Classified in Accrued expenses and other current liabilities)	$1,594	$2,531
Warranty provision, noncurrent	3,059	3,437
Total warranty liability	$4,653	$5,968

Indemnification Agreements

From time to time, in its normal course of business, the Company may indemnify other parties with which it enters into contractual relationships, including customers, lessors, and parties to other transactions with the Company. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from breach of representation, covenant or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Historically, there have been no such indemnification claims. In the opinion of management, any liabilities resulting from these agreements would not have a material adverse effect on the business, financial position, results of operations, or cash flows of the Company.

Settlement of dispute with SunPower Debtors Bankruptcy Estate

Following the consummation of the acquisition of certain assets and assumption of certain liabilities of SunPower Debtors on September 30, 2024, certain matters pertaining to the acquisition were under dispute which included 1) amounts owed to and from the buyer and seller with respect to amounts held in escrow related to the consideration transferred, 2) the right to the cash acquired in the acquisition, and 3) the right for the Company to sell and collect for certain solar systems that were acquired as a part of the acquisition that were sold or are to be sold to homebuilders within the New Homes Business. On June 25, 2025, all matters under dispute were resolved by the Company and the SunPower Bankruptcy Estate. Matters 1) and 2) were resolved with such that no amounts were required to be paid (or received) by the Company. Matter 3) was resolved such that the Company has the right to sell the related inventory acquired and collect the underlying sales price for the sale of the solar system. In connection with each system sold, the Company is required to remit a portion of the sales price to the SunPower Bankruptcy Estate.  The impact of the related settlement is not anticipated to be material.

Legal Matters

The Company is a party to various legal proceedings and claims which arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the reasonably possible loss. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred. Although claims are inherently unpredictable, the Company is not aware of any matters that may have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows. The Company has a loss contingency for legal settlements of $9.5 million and $7.7 million recorded within accrued expenses and other current liabilities on its consolidated balance sheets as of December 28, 2025 and December 29, 2024, respectively.

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

On March 16, 2023, SolarPark filed a complaint against the Company in the U.S. District Court for the Northern District of California (“the Court”). The complaint alleges a civil conspiracy involving misappropriation of trade secrets, defamation, tortious interference with contractual relations, inducement to breach of contract, and violation of California’s Unfair Competition Law. The complaint indicates that SolarPark has suffered in excess of $220.0 million in damages.

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

No liability has been recorded on the Company’s consolidated financial statements as the likelihood of a loss is not probable at this time.

Siemens Litigation

On July 22, 2021, Siemens Government Technologies, Inc. (“Siemens Government Technologies”) filed a lawsuit against Solaria Corporation in Fairfax Circuit Court (the “Circuit Court”) in Fairfax, Virginia. On July 27, 2023, Siemens Government Technologies moved to amend the complaint to add Siemens Industry Inc. as a co-plaintiff. This motion was granted on August 25, 2023. On October 23, 2023, Siemens Government Technologies and Siemens Industry Inc. (collectively, “Siemens”) and Solaria Corporation stipulated to add Solar CA, LLC as a co-defendant. Solaria Corporation and Solar CA, LLC (collectively, the “Subsidiaries”) are both wholly-owned subsidiaries of the Company. In the lawsuit, Siemens alleged that the Subsidiaries breached express and implied warranties under a purchase order that Siemens placed with the Subsidiaries for a solar module system. Siemens claimed damages of approximately $6.9 million, inclusive of amounts of the Subsidiaries’ indemnity obligations to Siemens, plus attorneys’ fees.

On February 22, 2024, the Circuit Court issued an order against the Subsidiaries which awarded Siemens approximately $6.9 million, inclusive of the amounts of the Subsidiaries’ indemnity obligations to Siemens, plus attorneys’ fees, the amount of which would be determined at a later hearing. On March 15, 2024, Siemens filed a motion seeking to recover $2.67 million for attorneys’ fees, expenses, and pre-and post-judgment interest. The Company opposed Siemens’ motion for attorneys’ fees, expenses, and pre- and post-judgment interest on April 5, 2024. On June 17, 2024, the Circuit Court entered a final order which awarded Siemens a total of $2.0 million in attorneys’ fees and costs. The Company appealed these judgments.

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

The Company recognized $6.9 million as a legal settlement loss related to this litigation as of December 31, 2023. The Company recorded additional expense of $1.1 million and $2.0 million within discontinued operations in the years ended December 28, 2025 and December 29, 2024, respectively, for attorneys’ fees, expenses, and pre-judgment interest related to this matter. The legal settlement liability associated with this matter is included within accrued expenses and other current liabilities on the Company’s consolidated balance sheet as of December 28, 2025.

On December 4, 2025, the Company entered into a global Settlement Agreement (“Settlement Agreement”) with Siemens to resolve the case and other related cases as well as to resolve potential claims related to Siemens’ Atwater Wastewater Treatment Plant. In exchange for full releases, the Company agreed to pay Siemens $9.5 million spread across four payments to be made at the end of each calendar quarter during 2026. If the Company successfully engages in any form of new financing or new debt worth $1.0 million or more, or successfully obtains shareholder approval for the issuance of additional shares in connection with the raise of additional funds and/or any merger or acquisition activity, the next due quarterly payment to Siemens (if any) becomes immediately due and payable. The settlement payment to Siemens is secured by a first-priority continuing security interest in $9.5 million of Company collateral. This security interest is reduced on a one-to-one basis as the settlement payments are made.

LGCY Power, LLC Matter

LGCY Power, LLC (“LGCY”) markets and sells residential solar energy systems throughout the United States, and is a competitor of the Company. In 2019, LGCY filed suit against Sunder and several individuals associated with Sunder. LGCY asserts claims of over $16.0 million against Sunder and its associated individuals. LGCY’s claims against Sunder and its associated individuals center on the alleged misappropriation of LGCY’s confidential information, the alleged wrongful solicitation of LGCY’s customers and potential customers, and the alleged wrongful solicitation of LGCY’s sales representatives. In addition, several of the Sunder associated individuals have filed counterclaims against LGCY for declaratory relief, unjust enrichment, and breach of contract based on LGCY’s failure to pay these individuals earned sales commissions following their resignations as LGCY sales managers. LGCY denies these claims. The Company denies LGCY’s claims.

The Company has assumed the defense of the case, including the costs of defense, following the Company’s acquisition of Sunder in September 2025. Under the terms of the Sunder MIPA, the Seller agreed to indemnify the Company in the event of damages (such as a settlement or an adverse judgement) stemming from LGCY’s claims, separate and apart from their other indemnification obligations or limitations in the Sunder MIPA. Discovery is complete and no trial date has been set. Both sides have filed various summary judgment motions, and oral arguments for these motions are scheduled for July 2, 2026.

Based upon information currently available, management is unable to determine the probability of an adverse outcome or to reasonably estimate the amount or range of potential loss, if any. Accordingly, no provision for loss has been recorded in the accompanying consolidated financial statements. While the ultimate resolution of these matters could have a material effect on the Company’s results of operations, cash flows, or financial position, management believes that the resolution will not have a material adverse effect on the Company’s financial condition

Letters of Credit

The Company had $3.5 million of outstanding letters of credit as of December 28, 2025 and December 29, 2024. The Company is required to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder. As discussed in Note 2 – Summary of Significant Accounting Policies, the cash collateral in these restricted cash accounts was $3.8 million at each of December 28, 2025 and December 29, 2024.

(13) Income Taxes

The Company’s loss from continuing and discontinued operations before provision for income taxes for the fiscal years ended December 28, 2025 and December 29, 2024, was as follows (in thousands):

	Fiscal Year Ended
	December 28, 2025	December 29, 2024
Domestic	$(42,676)	$(54,444)
Foreign	—	—
Loss from continuing operations before income taxes	$(42,676)	$(54,444)

Loss from discontinued operations before income taxes	$(1,100)	$(2,007)

The components of income tax benefit from continuing and discontinued operations were as follows (in thousands):

	Fiscal Year Ended
	December 28, 2025	December 29, 2024
Current income tax expense
Federal	$—	$—
State	278	—
Total current income tax expense	278	—

Deferred income tax expense
Federal	1,200	—
State	100	—
Total deferred income tax expense	1,300	—
Income tax expense from continuing operations	$1,578	$—

Income tax expense as a component of discontinued operations	$—	$—

The Company adopted ASU 2023-09 prospectively for the fiscal year ended December 28, 2025. The following table presents required disclosure pursuant of ASU 2023-09 and reconciles the Company’s federal statutory tax amount and rate, based on its results from continuing operations, to its actual effective amount and rate:

	Dollars (in thousands)	Effect on Effective Tax Rate
Federal tax (benefit) at statutory rate	$(8,962)	$21.0%
State income taxes, net of federal tax benefit (1)	378	(0.9)
Foreign tax effects	—	—
Tax law changes	—	—
Effect of cross-border tax laws	—	—
Tax credits	—	—
Valuation allowance	11,328	(26.6)
Nondeductible items	—	—
Warranty liability	588	(1.4)
Other nondeductible items	276	(0.6)
Changes in unrecognized tax benefits	—	—
Deferred tax true-up	(2,030)	4.8
Total provision	$1,578	$(3.7)%

(1)	State taxes in California made up the majority (greater than 50 percent) of the tax effect in this category.

The following table represents the required disclosures prior to the Company’s adoption of ASU 2023-09 and is a reconciliation of the Company’s income tax applied at the federal statutory income tax rate compared to the income tax provision reported on its consolidated statements of operations for continuing operations. (in thousands):

Fiscal Year Ended
December 29, 2024
Statutory federal income tax	$(11,433)
State income taxes, net of federal tax benefits	(2,444)
Stock compensation	1,102
Fair value adjustments	(980)
Nondeductible items	1,332
Debt extinguishment	(6,571)
Foreign earnings taxed at different rates	—
Forward purchase agreements	—
Effect of changes in tax rates	706
Prior year adjustments	2,058
Valuation allowance	16,171
Other	59
Tax Provision	$—

Significant components of deferred tax assets and liabilities are as follows. (in thousands):

	As of
	December 28,	December 29,
	2025	2024
Deferred income tax assets
Net operating loss	$35,792	$34,749
Debt derivatives	27,508	24,591
Bad debt reserve	10,543	431
Stock based compensation	769	452
Lease liability	1,657	1,512
Other reserves	4,633	3,381
Interest expense carryover	7,267	7,005
Intangibles	1,447	1,279
Capitalized research and development	705	824
Other	2,556	3,336
Total	92,877	77,560
Valuation allowance	(70,253)	(55,714)
Net deferred tax assets	22,624	21,846
Deferred income tax liabilities
Convertible loan discount	(21,731)	(19,175)
Other	(2,193)	(2,671)
Total deferred tax liabilities	(23,924)	(21,846)
Net deferred tax liability	$(1,300)	$—

Management regularly assesses its ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction by jurisdiction basis. In the event that the Company changes its determination as to the amount or realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The Company’s management believes that, based upon a number of factors, it is more likely than not that all or some portion of the deferred tax assets will not be realized. Accordingly, for the fiscal years ended December 28, 2025 and December 29, 2024, the Company provided a valuation allowance against its U.S. net deferred tax assets of $70.3 million and $55.7 million, respectively. The net change in the valuation allowance was an increase of $14.6 million and $17.3 million in the fiscal years ended December 28, 2025 and 2024, respectively.

As of December 28, 2025, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $131.4 million and $114.8 million, respectively. Excluding $115.3 million of federal net operating losses which carryforward indefinitely, the net operating loss carryforwards will expire between 2030 and 2044.

The Internal Revenue Code (“IRC”) of 1986, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under IRC Section 382. Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by IRC Section 382 and similar provisions. Such limitations may result in the expiration of these carryforwards before their utilization. The Company’s acquired net operating loss carryforwards have been reduced based on the estimated amount which will be lost due to these limitations. If the Company has experienced subsequent ownership changes, the Company’s losses may be further limited, which may result in the expiration of net operating losses before utilization. To date, Company has not yet completed a Section 382 ownership change analysis. During the fiscal year ended December 29, 2024, the Company had undergone restructuring and strategic transformation, including the completion of the SunPower Businesses. As a result of the change in facts and lack of certainty regarding the acquired losses of the legacy Solaria business, the Company wrote off the remaining acquired net operating losses as the Company does not intend to pursue the potential tax benefits as it believes those benefits will be lost due to the continuation of business enterprise rules. As a result, the corresponding uncertain tax position was also reversed as the Company does not intend to pursue utilization of those attributes.

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

The Company has no unrecognized tax benefits as of December 28, 2025 and December 29, 2024, respectively. The reversal of the uncertain tax benefits would not affect the Company’s effective tax rate to the extent that it continues to maintain a full valuation allowance against its deferred tax assets. As outlined above, the reduction in the uncertain tax positions during the fiscal year ended December 29, 2024, is a result of the Company’s decision to forgo the right to certain acquired attributes for which the Company does not intend to claim any tax benefits.

The Company applies the provisions set forth in FASB ASC Topic 740, Income Taxes, to account for the uncertainty in income taxes. In the preparation of income tax returns in federal and state jurisdictions, the Company asserts certain tax positions based on its understanding and interpretation of income tax laws.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Fiscal Year Ended
	December 28, 2025	December 29, 2024
Unrecognized tax benefits as of beginning of year	$—	$53,153
Increases related to prior year tax positions	—	—
Increases related to current year tax positions	—	—
Decreases related to prior year tax positions	—	(53,153)
Unrecognized tax benefits as of end of year	$—	$—

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in its consolidated statements of operations and comprehensive loss. Accrued interest and penalties are included as part of income tax payable in the consolidated balance sheets. No accrued interest or penalties have been recorded for the fiscal years ended December 28, 2025 and December 29, 2024.

The Company did not pay any federal, state or foreign income taxes during the fiscal year ended December 28, 2025.

The Company has not provided U.S. income or foreign withholding taxes on the undistributed earnings of its foreign subsidiary as of December 28, 2025 or December 29, 2024, as there are no undistributed earnings within the foreign subsidiaries, which were inactive throughout the years ended December 28, 2025 and December 29, 2024.

The OBBA enacted on July 4, 2025 contains significant changes to corporate taxation, including accelerated deductions for capital expenditures, expensing of research and development costs incurred in the U.S., and increased deductibility of interest expense. As the Company maintains a full valuation allowance against its deferred tax assets, any adjustments to the gross value of these assets resulting from the enactment of the OBBBA were offset by a corresponding change in the valuation allowance, resulting in no net impact to the consolidated financial statements. The Company will continue to monitor the impact of the OBBBA as additional guidance is issued and further provisions become effective in future periods.

(14) Common Stock and Common Stock Warrants

Common Stock

The Company has authorized the issuance of 1,000,000,000 shares of common stock and 10,000,000 shares of preferred stock as of December 28, 2025. No preferred stock has been issued and none are outstanding as of December 28, 2025 and December 29, 2024.

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

Under the White Lion Amended SPA, the Company issued 4.0 million and 2.9 million shares of the Company’s common stock for proceeds of $6.7 million and $6.7 million in the years ended December 28, 2025 and December 29, 2024, respectively.

See Note 20 – Subsequent Events for information regarding an amendment to the White Lion SPA entered into on after the fiscal year ended December 28, 2025.

Employee Stock Purchase Plan

The Company adopted the Employee Stock Purchase Plan (the “ESPP Plan”) in July 2023. All qualified employees may voluntarily enroll to purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock in the offering period or the applicable purchase date.

Common Stock Warrants

The potential number of shares of the Company’s common stock for outstanding warrants were as follows:

	Potential shares of common stock as of		Exercise
	December 28, 2025 (1)	December 29, 2024	price per share	Expiration date
Liability classified warrants
Public Warrants	8,625,000	8,625,000	$11.50	July 18, 2028 (2)
Private Placement Warrants	6,266,667	6,266,667	11.50	July 18, 2028 (2)
Working Capital Warrants	716,668	716,668	11.50	July 18, 2028 (2)
Total shares of common stock – liability classified warrants	15,608,335	15,608,335
Equity classified warrants
Series B Warrants (converted to common stock warrants)	5,054	5,054	$4.30	February 2026
Series C Warrants (converted to common stock warrants)	482,969	482,969	1.00	July 2026
Series C-1 Warrants (converted to common stock warrants)	173,067	173,067	0.01	January 2030
SVB Common Stock Warrants	2,473	2,473	0.38	2033
SVB Common Stock Warrants	2,525	2,525	0.62	2033
Promissory Note Common Stock Warrants	24,148	24,148	0.01	October 2031
July 2023 Common Stock Warrants	38,981	38,981	0.01	July 2028
Common Stock Warrants Issued in 2023 (“Merger Warrants”)	6,266,572	6,266,572	11.50	July 18, 2033
Ayna Warrant	—	6,000,000	0.01	June 2029
Cantor Warrant	3,066,141	3,066,141	1.68	June 2029
Total shares of common stock – equity classified warrants	10,061,930	16,061,930
Total potential shares of common stock	25,670,265	31,670,265

(1)	Excludes the 2025 Cantor Warrant (as defined below) which was not issued as of December 28, 2025.
(2)	The warrants expire five years after the Closing date of the Mergers, which date was July 18, 2023, or earlier upon redemption or liquidation.

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

The Ayna Warrant was accounted for under ASC 718 Compensation – Stock Compensation as it met the conditions for equity classification, and therefore, the Ayna Warrant was not subsequently remeasured in future periods. The Company recognized expense of $9.2 million in the year ended December 29, 2024 for the Ayna Warrant.

The Ayna Warrant became fully exercisable for the 6,000,000 shares of the Company’s common stock on September 9, 2024. The Ayna Warrant was exercised in full for cash of $0.06 million in January 2025.

Cantor warrant

In July 2024, the Company issued a warrant (“Cantor Warrant”) to a Cantor Fitzgerald & Co., (“Cantor”) to purchase 3,066,141 shares of the Company’s common stock in exchange for services provided in the issuance of the July 2024 Notes (refer to Note 10 – Borrowings and Derivative Liabilities). The Cantor Warrant was immediately exercisable at a price of $1.68 per share and has an expiration date in July 2029. At issuance, the fair value of the Cantor Warrant was determined to be $1.4 million, of which $0.9 million was recorded as a debt discount and $0.5 million was attributable to the convertible notes issued in the Exchange Agreement (as described in Note 10 – Borrowings and Derivative Liabilities) and reduced the gain on the troubled debt restructuring recognized in the Company’s annual consolidated statement of operations and comprehensive loss for fiscal 2024 as described in Note 10 – Borrowings and Derivative Liabilities. The fair value of the Cantor Warrant was derived using the Black-Scholes model with the following assumptions: expected volatility of 55%; risk-free interest rate of 4.2%; expected term of 5 years; and no dividend yield. The fair value of this warrant is recorded within additional paid-in capital on the Company’s consolidated balance sheets and has not been subsequently remeasured in future periods as it met the conditions for equity classification.

Shares of common stock reserved for future issuance

The Company has reserved shares of common stock for issuance related to the following:

	As of
	December 28,	December 29,
	2025	2024
Common stock warrants	25,670,265	31,670,265
Employee stock purchase plan	3,174,434	2,628,996
Stock options and RSUs, issued and outstanding	19,164,660	11,979,368
Stock options and RSUs, authorized for future issuance	11,603,508	2,577,895
SAFE Agreement	2,750,000	2,750,000
Forward purchase agreements	6,720,000	6,720,000
Convertible notes	82,460,428	58,579,636
Deferred purchase price consideration	11,640,506	—
Total shares reserved	163,183,801	116,906,160

(15) Stock-Based Compensation

In July 2023, the Company’s Board of Directors adopted and stockholders approved the 2023 Incentive Equity Plan (the “2023 Plan”). The 2023 Plan became effective immediately upon the closing of the Amended and Restated Business Combination Agreement. Initially, a maximum number of 8,763,322 shares of the Company’s common stock may be issued under the 2023 Plan. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2023 Plan automatically increases on January 1 of each year, effective January 1, 2024 through January 1, 2033, in an amount equal to the lesser of (1) 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding year, or (2) a lesser number of shares of the Company’s common stock determined by the Company’s Board of Directors prior to the date of the increase. The maximum number of shares of the Company’s common stock that may be issued on the exercise of incentive stock options (“ISOs”) under the 2023 Plan is three times the number of shares available for issuance upon the 2023 Plan becoming effective (or 26,289,966 shares).

Historically, awards were granted under the Amended and Restated Complete Solaria Omnibus Incentive Plan (“2022 Plan”), the Complete Solar 2011 Stock Plan (“2011 Plan”), the Solaria Corporation 2016 Stock Plan (“2016 Plan”) and the Solaria Corporation 2006 Stock Plan (“2006 Plan”) (collectively with the 2023 Plan, “the Plans”). Under the Plans, the Company has granted service-based stock options and restricted stock units (“RSUs”). Compensation expense for stock options under the Company’s cliff vesting schedule is generally recognized equally over the vesting period of five years. RSUs granted during the fiscal year ended December 28, 2025 are also generally recognized under the cliff vesting schedule that is recognized equally over the vesting period of five years.

The information below summarizes the stock option activity under the Plans.

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding – December 31, 2023	11,716,646	$3.48	8.53	$2,756
Options granted	6,121,251	0.93
Options exercised	(398,883)	0.77		39
Options cancelled	(7,441,781)	0.17
Outstanding – December 29, 2024	9,997,233	2.77	5.29	6,356
Options granted	—	—
Options exercised	(712,467)	0.72		83
Options cancelled	(4,354,466)	2.69
Outstanding – December 28, 2025	4,930,300	4.62	5.58	1,903
Vested and expected to vest— December 28, 2025	4,930,300	4.62	5.58	1,903
Vested and exercisable— December 28, 2025	1,909,809	5.94	5.87	635

The aggregate fair value of the Company’s stock options that vested during the fiscal years ended 2025 and 2024 was $0.4 million and $1.9 million, respectively.

The information below summarizes the RSU activity.

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	58,097	$2.07
Granted	2,593,097	1.78
Vested and released	(669,059)	1.73
Cancelled or forfeited	—	—
Unvested at December 29, 2024	1,982,135	1.79
Granted	22,235,871	1.73
Vested and released	(4,632,212)	1.75
Cancelled or forfeited	(5,351,434)	1.74
Unvested at December 28, 2025	14,234,360	1.73

The aggregate fair value of the Company’s RSUs that vested during the fiscal years ended 2025 and 2024 was $8.1 million and $1.2 million, respectively.

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

The following assumptions were used to calculate the fair value of stock-based compensation for the options granted in the fiscal year ended December 29, 2024:

Expected term (in years)	5.00 – 6.32
Expected volatility	58.45% – 62.39%
Risk-free interest rate	3.81% – 4.71%
Expected dividends	0.0%

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

Stock-based compensation expense

The following table summarizes stock-based compensation expense and its allocation within the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Fiscal Year Ended
	December 28,	December 29,
	2025	2024
Cost of revenues	$3,003	$157
Sales and marketing	2,618	598
General and administrative	4,867	2,312
Total stock-based compensation expense	$10,488	$3,067

As of December 28, 2025, there was a total of $1.1 million and $23.1 million of unrecognized stock-based compensation costs related to service-based options and RSUs, respectively. Such compensation cost is expected to be recognized over a weighted-average period of approximately 2.4 years and 4.0 years, respectively.

In fiscal 2024, the Company’s Board of Directors approved the modification to accelerate the vesting of 788,192 options, for employees that were terminated. Additionally, the Board of Directors approved an extension of the post termination exercise period for 4,343,172 vested options of terminated employees in the fiscal years ended December 29, 2024. In connection with the modifications, the Company recorded incremental stock-based compensation expense of $0.7 million in the fiscal year ended December 29, 2024.

(16) Basic and Diluted Net Loss Per Share

The Company uses the two-class method to calculate net loss per share. No dividends were declared or paid in the fiscal years ended December 28, 2025, or December 29, 2024.

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Fiscal Year Ended
	December 28,	December 29,
	2025	2024
Numerator for basic loss per share:
Net loss from continuing operations	$(44,254)	$(54,444)
Net loss from discontinued operations	(1,100)	(2,007)
Net loss	(45,354)	(56,451)
Numerator for diluted loss per share
Impact of September 2024 Notes derivative liability and interest expense, net of tax	—	(35,886)
Net loss	$(45,354)	$(92,337)
Denominator:
Weighted average shares:
Denominator for basic loss per share	87,108,928	66,655,837
Effect of dilutive securities:
September 2024 Notes derivative liability	—	9,137,711
Denominator for diluted loss per share	87,108,928	75,793,548
Net loss per share:
Basic:
Continuing operations	$(0.51)	$(0.82)
Discontinued operations	(0.01)	(0.03)
Net loss	$(0.52)	$(0.85)
Diluted
Continuing operations	$(0.51)	$(1.19)
Discontinued operations	(0.01)	(0.03)
Net loss	$(0.52)	$(1.22)

The computation of basic net loss per share attributable to common stockholders is inclusive of warrants with an insignificant exercise price and the minimum number of shares to be issued in connection with the deferred consideration related to the Ambia acquisition. The Company’s calculation of the weighted average shares outstanding with an insignificant exercise price was 234,610 and 3,427,324 warrants (which assumes that the warrants were outstanding as of the beginning of the period or the date of the grant, whichever is earlier) for the fiscal years ended December 28, 2025, and December 29, 2024, respectively. The computation of diluted net loss per share attributable to common stockholders is inclusive of the impact of the Company’s September 2024 Notes (which were dilutive) using the if-converted method for the year ended December 29, 2024.

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been anti-dilutive:

	Fiscal Year Ended
	December 28,	December 29,
	2025	2024
Common stock warrants	218,847	25,434,069
Convertible notes	82,460,428	27,364,717
Stock options and RSUs issued and outstanding	8,084,064	11,979,368
Third SAFE Agreement	2,750,000	—
Deferred consideration shares	11,640,506	—
Potential common shares excluded from diluted net loss per share	105,153,845	64,778,154

(17) Segment Information

	Fiscal Year Ended December 28, 2025
(in thousands)	Residential Solar Installation	New Homes Business	Dealer	Total
Operating revenues	$160,987	$124,595	$14,418	$300,000

Less:
Cost of revenues (1)	88,400	82,288	100
Sales commissions	26,298	5,032	5,679
Sales and marketing	25,154	3,253	623
General and administrative (1)	58,597	29,648	1,859
Segment operating income (loss)	(37,462)	4,374	6,157	(26,931)

Reconciliation of segment income (loss) from continuing operations before income taxes:
Unallocated amounts:
Interest expense				(25,095)
Interest income				3
Other non-operating income, net				9,347
Loss from continuing operations before taxes				$(42,676)

(1)	For the year ended December 28, 2025, depreciation and amortization expense was as follows

(in millions)	Residential Solar Installation	New Homes Business	Dealer	Total
Depreciation and amortization classified in:
Cost of revenues	$2.0	$0.1	$0.1	$2.2
General and administrative	5.3	0.8	0.9	7.0
Total	$7.3	$0.9	$1.0	$9.2

	Fiscal Year Ended December 29, 2024
(in thousands)	Residential Solar Installation	New Homes Business	Total
Operating revenues	$67,460	$41,282	$108,742

Less:
Cost of revenues	45,266	23,974
Sales commissions	23,388	1,202
Sales and marketing	6,827	—
General and administrative(1)	57,641	18,953
Segment operating (loss)	(65,662)	(2,847)	(68,509)

Reconciliation of segment loss from continuing operations before income taxes:
Unallocated amounts:
Interest expense			(16,223)
Interest income			19
Other non-operating income, net			7,932
Gain on troubled debt restructuring			22,337
Loss from continuing operations before taxes			$(54,444)

(1)	For the year ended December 29, 2024, depreciation and amortization expense was $2.6 million and $0.1 million for the Residential Solar Installation and New Homes Business reportable segments, respectively.
(2)	General corporate expense represents costs primarily legacy costs that were not expected to be ongoing subsequent to the acquisition of the SunPower Businesses.

The Company recast its general and administrative expenses within results of operations by reportable segment for the fiscal year ended December 29, 2024 to conform to the fiscal 2025 presentation. In fiscal 2024, the Company allocated those costs which were specifically associated with the specific reportable segment with the remainder being presented as unallocated. Beginning in fiscal 2025, the Company changed its method to an allocation of general and administrative costs based upon relative revenue of each reportable segment consistent with the presentation of fiscal 2025 results segment results of operations.

(18) Employee Benefit Plan

The Company sponsors a 401(k) defined contribution and profit-sharing plan (“401(k) Plan”) for its eligible employees. This 401(k) Plan provides for tax-deferred salary deductions for all eligible employees. Employee contributions are voluntary. Employees may contribute the maximum amount allowed by law, as limited by the annual maximum amount as determined by the Internal Revenue Service. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. The Company made no contributions to the 401(k) Plan for the fiscal years ended December 28, 2025 and December 29, 2024.

(19) Related Party Transactions

Refer to the consolidated financial statements and the following notes to the consolidated financial statements for details and disclosures relating to related party transactions entered into by the Company; Note 2 – Basis of Presentation and Summary of Significant Accounting Policies; Note 6 – Supplemental Balance Sheet Information; Note 8 – Forward Purchase Agreements, Note 9 – SAFE Agreements, Note 10 – Borrowings and Derivative Liabilities, and Note 11 – Other Non-Operating Income, Net.

(20) Subsequent Events

Amendment to White Lion SPA

On January 11, 2026, the Company and White Lion entered into Amendment No. 3 (“Amendment No. 3”) to the White Lion SPA. Amendment No. 3 extends the commitment period under the White Lion SPA (the “Commitment Period”) to the earlier of December 31,2027 and the date on which White Lion has purchased an aggregate number of shares of the Company’s common stock equal to the Commitment Amount (as defined below). Further, Amendment No. 3 increases, subject to approval by the Company’s stockholders, the commitment amount under the Purchase Agreement to $55.0 million of shares of its common stock (the “Commitment Amount”), which the Company may elect to sell to White Lion pursuant to the White Lion SPA, from time to time in the Company’s sole discretion, during the Commitment Period.

In addition, Amendment No. 3 adds an option for the Company to submit three hour rapid purchase notices to White Lion that, if accepted by White Lion and otherwise delivered in accordance with the Purchase Agreement, would enable the Company to sell shares of its common stock to White Lion based on the lowest traded price of the Company’s common stock during the three-hour valuation period following White Lion’s written acceptance of a three hour purchase notice.

Standby Equity Purchase Agreement; Convertible Note; Convertible Debenture

On January 27, 2026 (the “Effective Date”), SunPower entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited company (the “Investor”). Pursuant to the SEPA, the Investor will advance up to $20.0 million to the Company in the form of a promissory note (“Promissory Note”). Promissory Notes will accrue interest on the outstanding principal balance at an annual rate equal to 0%, which will increase to an annual rate of 18% upon the occurrence of an Event of Default (as defined in the Promissory Notes) for so long as such event remains uncured. The Promissory Notes will mature on January 27, 2027, which may be extended at the option of the Investor. The Promissory Notes are convertible into shares of the Company’s common stock. Each tranche of a Promissory Note will be advanced less a discount in the amount equal to 10% of the principal amount of such tranche. The first tranche was disbursed on January 27, 2026 in the principal amount of $1.9 million.

Pursuant to the SEPA the Company will have the right, from time to time, until January 27, 2029 (unless the SEPA is terminated earlier), to require the Investor to purchase up to $25.0 million of shares of the Company’s common stock (“Commitment Amount”) subject to certain limitations and conditions set forth in the SEPA.

The Company paid the Investor a structuring and due diligence fee of $0.05 million and agreed to issue to the Investor 175,000 shares of the Company’s common stock within three days of the Effective Date as a commitment fee.

The SEPA will automatically terminate on the earliest to occur of (i) January 27, 2029 or (ii) the date on which the Investor has purchased from the Company under the SEPA the Commitment Amount in full. The Company may terminate the SEPA at any time upon five trading days’ prior written notice to the Investor, provided that there are no outstanding advance notices under which the Company is yet to issue shares of its common stock, there are no amounts outstanding under the Promissory Notes, and provided that the Company has paid all amounts owed to the Investor pursuant to the SEPA. The Company and the Investor may also agree to terminate the SEPA by mutual written consent.

On March 6, 2026 the Company entered into a further Purchase Agreement pursuant to which the Investor purchased and the Company issued a convertible debenture in the principal amount of $10.0 million (the “Debenture”). At the closing under such purchase agreement, the Company issued the Debenture to the Investor in the original principal amount of $10.0 million for a purchase price of $9.0 million less certain fees payable under the purchase agreement. The Debenture accrues interest on the outstanding principal balance at an annual rate equal to 0%, which will increase to an annual rate of 18% upon the occurrence of an event of default under the Debenture for so long as such event remains uncured. The Debenture will mature on March 6, 2027, which may be extended at the option of the Investor.

On each of May 6, 2026, June 6, 2026, July 6, 2026, August 6, 2026 and September 6, 2026 (each an “Installment Date”), the Company is required to pay an installment amount under the Debenture equal to (i) $2.0 million, plus (ii) a $0.06 million payment premium, and plus (iii) any accrued and unpaid interest (collectively, the “Installment Amount”). The Company may repay each applicable Installment Amount, at the Company’s option, (a) in cash on or before the applicable Installment Date or (b) by submitting an advance notice under the SEPA, or a combination of a payment in cash and delivery of such advance notice. At any time after the Effective Date, the Investor may convert any portion of the outstanding balance under the Debenture into shares of the Company’s common stock at a fixed price of $2.50 per share (the “Fixed Price”). Additionally, at any time on or after any Installment Date, the Investor may convert any portion of any due and unpaid Installment Amount outstanding under the Debenture into shares of the Company’s common stock at a price equal to 95% of the volume weighted average price (“VWAP”) of the common stock during the five trading days prior to the conversion date (but the conversion price will not be lower than the “Floor Price” then in effect.

The Company, at its option, shall have the right to redeem early all or a portion of the amounts outstanding under the Debenture upon written notice to the Investor (an “Optional Redemption”), provided, that the Company may only deliver a notice of Optional Redemption if the VWAP of the Common Stock at the time the notice is delivered is less than the Fixed Price. In connection with an Optional Redemption, the redemption price payable by the Company will be equal to (i) the outstanding principal amount of the Debenture being redeemed, plus (ii) a payment premium equal to 3% of the principal amount being repaid, and plus (iii) accrued and unpaid interest under the Debenture; however, the prepayment premium shall not apply to any Optional Redemption of the Debenture if the redemption price is paid on or before April 30, 2026.

12.0% Convertible Promissory Note

The Company received a deposit of $2.0 million from the Rodgers Revocable Trust, a related party, in the fiscal year ended December 28, 2025. In January 2026, the Company received an additional $1.3 million in proceeds from the Rodgers Revocable Trust. On January 29, 2026, the Company issued a convertible promissory note in the original principal amount of $3.3 million (the “January 2026 Note”) with respect to the aggregate proceeds received.

The January 2026 Note bears an interest rate of 12.0% and is a general unsecured obligation of the Company. The January 2026 Note will mature on July 1, 2029, unless earlier converted, redeemed or repurchased. Interest on the January 2026 Note is payable semiannually in arrears on January1 and July 1 of each year, beginning on July 1, 2026. The January 2026 Note is convertible at the option of the holder at any time prior to the payment of the principal amount of the January 2026 Note in full. The conversion rate of the January 2026 Note is initially equal to 540.5405 shares of the Company’s common stock per $1,000 of principal amount due under the January 2026 Note. The conversion rate is subject to adjustment from time to time pursuant to the terms of the January 2026 Note.

Acquisition of Cobalt Power Systems, Inc.

On January 30, 2026, the Company entered into a share purchase agreement (“Share Purchase Agreement”) with Cobalt Power Systems, Inc., a California corporation (“Cobalt”) and its stockholders to acquire all of the outstanding stock of Cobalt (“Cobalt Acquisition”). The Company completed the Cobalt Acquisition on February 2, 2026 (“Cobalt Closing”) for (a) 1.8 million shares of the Company’s common stock issued at the Cobalt Closing and (ii) an agreement to issue an additional $3.33 million shares of the Company’s common stock on each of the 12-month and 18-month anniversaries of the Cobalt Closing. Additionally, the Company agreed to issue up to $2.0 million of restricted stock units to those Cobalt employees who continue their employment with the Company following the Cobalt Closing, and 850,000 restricted stock units will be issued as inducement grants to certain Cobalt key employees. Cobalt designs and installs solar systems. The initial accounting for the business combination is incomplete as a result of the timing of the acquisition.

Amendment to Seller Note

On March 5, 2026, the Company entered into an amendment of the Seller Note (“Amendment”) that if the SEPA Debenture restricts repayment of the Seller Note on May 15, 2026, then the maturity date of the Seller Note will be extended to the earlier of (a) the date that is two business days following the date on which the Seller Note may be repaid pursuant to the restrictions set forth in the SEPA Debenture and (b) September 30, 2026 (or, if the registration statement required to be filed pursuant to the Registration Rights Agreement has not been declared effective prior to April 30, 2026, then the outside maturity date will extend to December 31, 2026). Additionally, the Company and the Member agreed that the interest rate applicable to the Seller Note will increase to 10.0% per annum if the principal amount of the Seller Note remains outstanding after May 15, 2026. As an inducement to the Member’s agreement to the foregoing, the Amendment also provides that, within two business days following approval by the Company’s stockholders of the issuance of shares under the Sunder MIPA in accordance with applicable Nasdaq rules, the Company will issue the remaining shares of common stock otherwise issuable to the Member pursuant to the Sunder MIPA. On April 8, 2026, the Company issued the remaining shares due under the Seller Note, 6.7 million shares of its common stock.

Investor Deposit by a Related Party

The Company received a deposit of $5.0 million (“Purchase Amount”) from the Rodgers Revocable Trust on March 27, 2026. On April 8, 2026, the Company entered into a SAFE with the Rodgers Revocable Trust in exchange for the $5.0 million received. The SAFE is automatically convertible into equity securities of the Company in an amount equal to the Purchase Amount divided by the applicable price per share, unit or other increment of the equity securities issued by the Company in its next equity financing transaction.

Conversion of September 2024 Notes

Subsequent to December 28, 2025, $2.8 million of the September 2024 Notes were converted by holders into 1.6 million shares of common stock of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (“Disclosure Controls”) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating and implementing possible controls and procedures.

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 28, 2025, our Disclosure Controls were not effective due to material weaknesses in the Company’s internal control over financial reporting as disclosed below in the remainder of this Item 9A.

Limitations on Effectiveness of Controls and Procedures

We do not expect that our Disclosure Controls will prevent all errors and all instances of fraud. Disclosure Controls, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the Disclosure Controls are met. Further, the design of Disclosure Controls must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all Disclosure Controls, no evaluation of Disclosure Controls can provide absolute assurance that we have detected all of our control deficiencies and instances of fraud, if any. The design of Disclosure Controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Management has performed an assessment of the effectiveness of our internal control over financial reporting as of December 28, 2025 based upon criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our internal control over financial reporting was ineffective as of December 28, 2025, because of the material weaknesses described below.

On September 24, 2025, we completed the acquisition of Sunder Energy LLC (“Sunder”) and on November 21, 2025, we completed the acquisition of Ambia Energy LLC (“Ambia”). As permitted by Securities and Exchange Commission guidance, management elected to exclude these acquisitions from its assessment of internal control over financial reporting as of December 28, 2025. Because the Company reported a loss for the year, percentage comparisons to continuing loss from operations are not meaningful. As of and for the fiscal year ended December 28, 2025, Sunder assets (excluding goodwill and intangibles) accounted for 6% of our consolidated total assets and 5% of our consolidated revenues. Sunder’s operating income was $6.2 million compared to our consolidated operating loss of $26.9 million. As of and for the fiscal year ended December 28, 2025, Ambia assets (excluding goodwill and intangibles) accounted for 5% of our consolidated total assets and 2% of our consolidated revenues. Ambia’s operating loss was $2.7 million compared to our consolidated operating loss of $26.9 million.

Material Weaknesses Identified

In connection with the preparation and audit of our financial statements for the year ended December 28, 2025, our management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis. The material weaknesses are as follows:

We did not maintain controls to execute the criteria established in the COSO Framework for (i) the control environment, (ii) control activities, (iii) information and communication, and (iv) monitoring activities.

Each of the control deficiencies identified below constitute a material weakness, either individually or in the aggregate.

Control Environment. Our Company did not maintain an effective control environment and identified the following material weakness: our Company lacked appropriate policies and resources to develop and operate effective internal control over financial reporting and a lack of appropriate and consistent IT policies given the significant volume of financially relevant IT changes, which contributed to our Company’s inability to properly analyze, record and disclose accounting matters timely and accurately.

Control Activities. Our Company did not design and implement effective control activities and identified the following material weakness:

●	Ineffective design and operation of certain control activities due to significant personnel changes throughout 2025. Control deficiencies, which aggregate to a material weakness, occurred within substantially all areas of financial reporting.

Information and Communication. Our Company did not design and implement effective information and communication activities and identified the following material weaknesses:

●	Our Company did not design and maintain effective general information technology controls over logical access and program change management for our key information systems used to support the financial reporting process. Specifically, management did not maintain effective controls to ensure proper segregation of duties related to user administration and other privileged access functions and in implementing program changes in information systems. Due to the pervasive nature of these deficiencies, business process controls that are dependent upon information from these systems were also not effective.

●	Our Company did not have adequate processes and controls for communicating information among the accounting, finance, operations, and legal departments, necessary to support the proper functioning of internal controls.

Monitoring Activities. Our Company did not design and implement effective monitoring activities and identified the following material weaknesses: (i) failure to adequately monitor compliance with accounting policies, procedures and controls related to substantially all areas of financial reporting; and (ii) failure to properly select, develop and perform ongoing evaluations of the components of internal controls (including the monitoring of service providers’ control environments).

Correction of Accounting Errors; Restatement of 2025 Quarterly Financial Statements

These material weaknesses described in the paragraphs above contributed to material accounting errors identified and corrected during the audit of our financial statements. Additionally, in connection with the preparation of our audited financial statements for the year ended December, 28, 2025, we identified material errors to our interim results for the thirteen weeks ended March 30, 2025, the thirteen and twenty-six weeks ended June 29, 2025, and the thirteen and thirty-nine weeks ended September 28, 2025 (the “Prior Periods”) and we determined that the Prior Periods included in our Quarterly Reports on Form 10-Q for the quarters ended March 30, 2025, June 29, 2025, and September 28, 2025 (the “Prior Filings”) should no longer be relied upon and should be restated. The Company has determined that material weaknesses in its internal control over financial reporting resulted in misstatements across multiple financial statement line items. As a result, the Company will restate the financial statements included in the Prior Filings. If we fail to adequately remediate these material weaknesses, there could be material misstatements that may not be prevented or detected.

Remediation Plan and Status

Our Company is committed to remediating the material weaknesses identified above, fostering continuous improvement in internal controls and enhancing the effectiveness of our overall internal control environment. Since identifying the above material weaknesses, we have begun the process of implementing the remediation activities described below. We believe that these activities, when fully implemented, should remediate the identified material weaknesses and strengthen our internal control over financial reporting. These remediation efforts remain ongoing, and additional remediation initiatives may be necessary.

A material weakness cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time such that management can conclude, through testing, that the controls are operating effectively. If not remediated, material weaknesses or control deficiencies could result in material misstatements.

Accordingly, as management continues to monitor the effectiveness of our internal control over financial reporting, we will continue to perform additional procedures prescribed by management, including the use of certain manual mitigating control procedures and the employment of additional tools and resources deemed necessary, to ensure that our future consolidated financial statements are fairly stated in all material respects. The following planned remediation activities highlight our commitment to remediating the identified material weaknesses:

●	Hire finance and accounting professionals with the appropriate level of experience and training necessary to develop, maintain and improve our accounting policies, procedures and internal controls, utilize third-party consultants and internal audit professionals to enhance the control environment, and continue to hire other qualified finance and accounting professionals.

●	Provide, and continue to provide, training for employees regarding their responsibilities related to the performance or oversight of internal controls.

●	Reinforce the importance of communication between the operations, accounting, and legal departments regarding key terms of, and changes or modifications to, customer, debt, equity, legal and other contracts by establishing controls requiring finance department approval of certain non-standard terms and agreements.

●	Begin the implementation of a process to reevaluate, revise and improve our Sarbanes-Oxley compliance program, including governance, risk assessment, testing methodologies and corrective action. We plan to enhance our risk assessment procedures and conduct a comprehensive risk assessment.

●	Develop, and continue to develop, internal control documentation over financial processes and related disclosures. We plan to continue to design and implement control activities to mitigate risks identified and test the operating effectiveness of such controls.

If we are not able to maintain effective internal control over financial reporting and Disclosure Controls, or if material weaknesses are discovered in future periods, a risk that is significantly increased in light of the complexity of our business, we may be unable to accurately and timely report our financial position, results of operations, cash flows or key operating metrics, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of financial statements or other corrective disclosures, an inability to access commercial lending markets, defaults under our credit agreements and other agreements, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

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

Insider Trading Arrangements

During the year ended December 28, 2025, none of our Directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our Directors and their ages as of April 14, 2026 are set forth below.

Name	Position	Age
Thurman J. Rodgers	Executive Chairman, CEO, Director	78
Antonio R. Alvarez	Director	69
William J. Anderson	Director	49
Adam Gishen (1) (3)	Director	51
Chris Lundell	Director	65
Lothar Maier (1) (2)	Director	71
J. Daniel McCranie	Director	82
Ronald Pasek (1) (3)	Director, Lead Independent	65
Tidjane Thiam (2)	Director	63
Devin Whatley (2)	Director	57
Jamie Haenggi (2) (3)	Director	56

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

Thurman J. Rodgers. Thurman J. (T.J.) Rodgers, 78, has served as the Chief Executive Officer of the Company since April 2024 and as a member of the Company’s Board of Directors since November 2022 and as Executive Chairman since June 2023. Mr. Rodgers founded Cypress Semiconductor in 1982 and served as Cypress’ Chief Executive Officer from 1982 to 2016. Mr. Rodgers currently serves on the boards of other energy-related companies: including Enovix and Enphase Energy Inc. (energy and storage technologies). From 2004 to 2012, he served as a member of Dartmouth’s board of trustees. Mr. Rodgers was a Sloan scholar at Dartmouth, where he graduated in 1970 as the Salutatorian with a double major in Physics and Chemistry. He won the Townsend Prize and the Haseltine Chemistry-Physics Prize as the top physics and chemistry student in his class. Mr. Rodgers holds a master’s degree and a Ph.D. in Electrical Engineering from Stanford University, where he attended on a Hertz fellowship.

Antonio R. Alvarez. Antonio R. Alvarez, 69, has served as a member of the Company’s Board of Directors since November 2022. Mr. Alvarez served as the President of the Company since the merger of Complete Solar and Solaria in November 2022 until March 2023. From 2020 to 2022, Mr. Alvarez served as Solaria’s Chief Executive Officer. Prior to 2020, Mr. Alvarez served in various executive roles at Altierre Corporation, Aptina Imaging, Advanced Analogic Technologies, Leadis Technology and Cypress Semiconductor. Currently, Mr. Alvarez serves on the Board of Directors of NexGen Power Systems and previously served as a board member of SunEdison, SunEdison Semiconductor, ChipMOS Technology, and Validity Sensors. Mr. Alvarez holds a B.S. and an M.S. in Electrical Engineering from the Georgia Institute of Technology.

William J. Anderson. William J. Anderson, 49, served as the Chief Executive Officer of the Company from November 2022 to December 2023. From 2010 to 2022, he served as the Chief Executive Officer of Complete Solar. From 2007 to 2009, Mr. Anderson served as CEO of Risk Allocation Systems, Inc., a lending platform connecting automobile dealerships and credit unions in order to offer point of sale automobile loans to car buyers. From 2009 to 2010, Mr. Anderson served as Partner at SVE Partners, a boutique consulting firm serving technology start-ups and venture capital investors. Mr. Anderson holds a B.S. in Managerial Sciences from the Massachusetts Institute of Technology and an M.B.A. from the Stanford University Graduate School of Business.

Adam Gishen. Adam Gishen, 51, served as FACT’s Chief Executive Officer from February until the Business Combination in July 2023, and served as one of FACT’s initial board observers. From 2015 to 2020, Mr. Gishen served in several senior roles at Credit Suisse Group AG, including Global Head of Investor Relations, Corporate Communications and Marketing and Branding. Prior to 2015, Mr. Gishen was a partner at Ondra Partners, a financial advisory firm and previous to this worked as a Managing Director at Nomura and at Lehman Brothers in the area of equity capital markets. Mr. Gishen graduated from the University of Leeds.

Chris Lundell. Christopher Lundell, 65, has served as a member of the Company’s Board of Directors since November 2023. Mr. Lundell served as the Chief Executive Officer of the Company from December 2023 to April 2024. Mr. Lundell is the Founder of CMO Grow, a marketing consultancy firm. Prior to that, he was the CMO at Vivint Solar, the President of the Americas at NEXThink, and CMO and COO at Domo. He holds an M.B.A. from Brigham Young University.

Lothar Maier. Lothar Maier, 71, has served as a member of the Company’s Board of Directors since November 2024. Mr. Maier served as Director of FormFactor Inc, from November 2006 to May 2024. Mr. Maier served as the Chief Executive Officer and a member of the Board of Directors of Linear Technology Corporation, a supplier of high performance analog integrated circuits, from January 2005 to March 2017. Prior to that, he served as Linear Technology’s Chief Operating Officer from April 1999 to December 2004. Before joining Linear Technology, Mr. Maier held various management positions at Cypress Semiconductor Corporation, a provider of high-performance, mixed-signal, programmable solutions, from July 1983 to March 1999, including as Senior Vice President and Executive Vice President of Worldwide Operations. Mr. Maier holds a B.S. in chemical engineering from the University of California at Berkeley.

J. Daniel McCranie. J. Daniel McCranie, 82, has served as a member of the Company’s Board of Directors since January 2025. After his early career in semiconductor sales, Mr. McCranie became the executive vice president of sales & marketing for Harris Corporation, a technology company, and the chief executive officer of SEEQ Technology, a semiconductor company, and Virage Logic Corporation, a semiconductor company. From 1994 to 2001, he joined Cypress Semiconductor Corporation, a semiconductor company, as executive vice president of sales & marketing. He has held 10 board positions in the semiconductor and technology, including having served on the board of Cypress Semiconductor Corporation, from June 2017 to May 2019, ON Semiconductor Corporation, a semiconductor company, from 2001 to 2018, and Enovix Corporation from December 2021 until January 2023. From 2012 to 2017, he served on the board of Mentor Graphics, an electric design automation company. He holds a B.S. in Electrical Engineering from Virginia Polytechnic Institute.

Ronald Pasek. Ronald Pasek, 65, has served as a member of the Company’s Board of Directors since February 2023. Since 2015, Mr. Pasek has served as the chairman of the Board of Directors of Spectra7 Microsystems Inc., a Canadian publicly-traded consumer connectivity company. Since January 2026, Mr. Pasek has also served as a director of Extreme Networks, Inc. From 2016 to 2020, Mr. Pasek was Chief Financial Officer of NetApp. From 2009 until its acquisition by Intel in December 2015, Mr. Pasek served as Senior Vice President, Finance and Chief Financial Officer of Altera Corporation, a worldwide provider of programmable logic devices. Mr. Pasek was previously employed by Sun Microsystems, in a variety of roles including Vice President, Corporate Treasurer and Vice President of worldwide field finance, worldwide manufacturing and U.S. field finance. Mr. Pasek holds a B.S. degree from San Jose State University and an M.B.A. degree from Santa Clara University.

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

Devin Whatley. Devin Whatley, 57, has served as a member of our Board of Directors since November 2022. Since 2010, Mr. Whatley has served as the Managing Partner at the Ecosystem Integrity Fund. Mr. Whatley serves as a member of the Board of Directors of several private companies focused on renewable energy. Mr. Whatley was a CFA Charterholder and holds a B.A. in East Asian Studies with a Business Emphasis from the University of California, Los Angeles and an M.B.A. from the Wharton School at the University of Pennsylvania.

Jamie Haenggi. Jamie Haenggi, 56 has served as a member of the Company’s Board of Directors since April 2025. Ms. Haenggi brings more than 30 years of executive leadership in sales, marketing, operations, and customer experience across the solar, security, and telecom industries. Most recently, she served as President of ADT Solar and Executive Vice President and Chief Customer Officer of ADT Security Services. Prior to that, she held Chief Marketing Officer and senior executive roles at ADT Security, Protection 1, National Guardian, Holmes Protection, and Vonage. Ms. Haenggi currently serves as Chief Executive Officer of GoodwinBeckham, a boutique executive consulting firm. She holds a Bachelor of Arts in International Relations with minors in East Asian studies and Japanese from the University of Minnesota and an Honorary Doctorate from Taylor University. Ms. Haenggi has been inducted into the Security Industry Hall of Fame and the Direct Marketing News Hall of Femme.

Executive Officers

Our executive officers and their ages as of April 14, 2026 are set forth below.

Name	Age	Position
Thurman J. Rodgers	78	Chief Executive Officer and Director
Wendell Laidley	56	Chief Financial Officer
Jeanne Nguyen	47	Chief Accounting Officer

Biographical information for Mr. Rodgers is included with the Director biographies above.

Wendell Laidley. Wendell Laidley has served as the Chief Financial Officer since February 2, 2026. Mr. Laidley has more than 30 years of finance and accounting experience. Before joining the Company, Mr. Laidley served as chief financial officer of Lumio from May 2021 until August 2022. Mr. Laidley also served as CFO of Life360 from February 2019 to July 2020. Prior to that, Mr. Laidley held various finance and accounting positions, including with Big Switch Networks, AppDynamics, RS Investments, Credit Suisse First Boston and Deutsche Bank.

Jeanne Nguyen. Jeanne Nguyen has served as the Chief Accounting Officer since 2024. Jeanne Nguyen served as the Interim Chief Financial Officer of SunPower since July 22, 2025 prior to resigning from that position on February 2, 2026. Prior to that, Ms. Nguyen served as SunPower’s corporate controller following our acquisition of the SunPower Businesses in September 2024, and she served as the corporate controller of SunPower Corporation from December 2023 until our acquisition of the SunPower Businesses. Prior to that, Ms. Nguyen served as Corporate Controller of Convoy Inc. from September 2016 until October 2023. Prior to joining Convoy Inc., Ms. Nguyen was a senior manager in the Assurance services practice at PricewaterhouseCoopers from July 2011 to March 2016. Ms. Nguyen is a certified public accountant and holds a BA in Business Administration from the University of Washington.

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

Based on information provided by each Director concerning her or his background, employment and affiliations, the Board of Directors affirmatively determined that none of our Directors — other than Thurman J. Rodgers, Antonio Alvarez, William Anderson, J. Daniel McCranie, and Chris Lundell — has any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director and that each of Messrs. Gishen, Maier, Pasek, Thiam, Whatley and Ms. Haenggi, representing a majority of SunPower’s incumbent Directors, is “independent” as that term is defined under the Nasdaq listing standards.

There are no family relationships among any of our Directors or executive officers.

Role of the Board of Directors in Risk Oversight

One of the key functions of the Board of Directors is the informed oversight of SunPower’s risk management process. The Board of Directors does not anticipate having a standing risk management committee, but rather anticipates administering this oversight function directly through the Board of Directors as a whole, as well as through various standing committees of the Board of Directors that address risks inherent in their respective areas of oversight. In particular, the Board of Directors is responsible for monitoring and assessing strategic risk exposure, and SunPower’s Audit Committee is responsible for considering and discussing SunPower’s major financial risk exposures and the steps its management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee monitors compliance with legal and regulatory requirements. The Compensation Committee assesses and monitors whether SunPower’s compensation plans, policies and programs comply with applicable legal and regulatory requirements.

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

Audit Committee

The Audit Committee consists of Ronald Pasek, who serves as the chairperson, Adam Gishen, and Lothar Maier. Each member of the Audit Committee qualifies as an independent director under the Nasdaq corporate governance standards and the independence requirements of Rule 10A-3 under the Exchange Act. Our Board of Directors has determined that Ronald Pasek qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and possesses the requisite financial expertise required under the applicable requirements of Nasdaq. As discussed above, our Board of Directors has also determined that Ronald Pasek is an independent director.

The responsibilities of the Audit Committee include, among other things:

●	helping the Board of Directors oversee corporate accounting and financial reporting processes;

●	managing the selection, engagement and qualifications of a qualified firm to serve as the independent registered public accounting firm to audit SunPower’s financial statements;

●	helping to ensure the independence and performance of the independent registered public accounting firm;

●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, SunPower’s interim and year-end operating results;

●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviewing policies on financial risk assessment and financial risk management;

●	reviewing related party transactions;

●	obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes SunPower’s internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

●	approving (or, as permitted, pre-approving) all audit and all permissible non-audit services to be performed by the independent registered public accounting firm.

The Board of Directors adopted a written charter of the Audit Committee which is available on SunPower’s website.

Compensation Committee

The Compensation Committee consists of Devin Whatley, who serves as the chairperson, Lothar Maeir and Jamie Haenggi. The Board of Directors has determined that each current member of the Compensation Committee is independent. The Board of Directors has also determined that each current committee member and a former member of the Compensation Committee — Antonio R. Alvarez — is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. Mr. Alvarez resigned from the Compensation Committee during April 2025. While Mr. Alvarez is not an independent director, Section 5605(d)(2)(B) of the Nasdaq listing standards nonetheless permitted the appointment of a non-independent director to the compensation committee if the Board of Directors, under exceptional and limited circumstances, determines that the non-independent director’s membership is required by the best interests of the Company and its stockholders. Based on Mr. Alvarez’s extensive experience with SunPower and familiarity with the industry, the Board of Directors previously concluded that Mr. Alvarez’s appointment to, and membership on, the Compensation Committee prior to Mr. Alvarez’s resignation from the Compensation Committee was in the best interests of SunPower and its stockholders. Further, a majority of the members of the Compensation Committee are independent directors.

The responsibilities of the Compensation Committee are:

●	reviewing and approving, or recommending that the Board of Directors approve, the compensation of SunPower’s executive officers and senior management;

●	reviewing and recommending to the Board of Directors the compensation of SunPower’s Directors;

●	reviewing and approving, or recommending that the Board of Directors approve, the terms of compensatory arrangements with SunPower’s executives;

●	administering SunPower’s stock and equity incentive plans;

●	selecting independent compensation consultants and assessing whether there are any conflicts of interest with any of the committee’s compensation advisors;

●	reviewing, approving, amending and terminating, or recommending that the Board of Directors approve, amend or terminate, incentive compensation and equity plans, severance agreements, change-of-control protections and any other compensatory arrangements for SunPower’s executive officers and other senior management, as appropriate;

●	reviewing and establishing general policies relating to compensation and benefits of SunPower’s employees; and

●	reviewing SunPower’s overall compensation.

The Board of Directors adopted a written charter for the Compensation Committee which is available on SunPower’s website.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Jamie Haenggi, who serves as the chairperson, Ron Pasek, Tidjane Thiam, and Adam Gishen. The responsibilities of the Nominating and Corporate Governance Committee are:

●	identifying, evaluating and selecting, or recommending that the Board of Directors approve, nominees for election to the Board of Directors;

●	evaluating the performance of the Board of Directors and of individual Directors;

●	evaluating the adequacy of SunPower’s corporate governance practices and reporting;

●	reviewing management succession plans; and

●	developing and making recommendations to the Board of Directors regarding corporate governance guidelines and matters.

The Board of Directors adopted a written charter of the Nominating and Corporate Governance Committee which is available on SunPower’s website.

The Nominating and Corporate Governance Committee evaluates all candidates for Director thoroughly, whether they are recommended by the management team, stockholders or third parties, in accordance with the needs of the Board of Directors and the qualifications of the candidate.

Code of Ethical Business Conduct

SunPower has adopted a code of ethical business conduct that applies to all of its Directors, officers and employees, including its principal executive officer, principal financial officer and principal accounting officer, and is available on SunPower’s website at https://investors.sunpower.com/corporate-governance/governance-overview. SunPower’s code of business conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. If we grant any waiver from a provision of the code of ethical business conduct to any executive officer or Director, we will disclose it on our website.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was at any time during 2025, or at any other time, one of SunPower’s officers or employees, except Mr. Alvarez who previously served on the Compensation Committee also served as the Company’s president until March 2023. None of SunPower’s executive officers has served as a director or member of a compensation committee (or other committee serving an equivalent function) of any entity, one of whose executive officers served as a Director of our Board of Directors or member of the Compensation Committee.

Insider Trading Policy

We have adopted an insider trading policy that applies to all of our Directors, our executive officers and to certain of our other employees and consultants. This policy prohibits engaging in short sales, transactions in put or call options, hedging transactions, or other inherently speculative transactions with respect to our securities or derivative securities at any time. We believe our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable Nasdaq listing standards. A copy of our insider trading policy is included as Exhibit 19.1 to this Annual Report on Form 10-K.

Delinquent Section 16(a) Reports

Based solely on our review of such forms furnished to the Company and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, Directors and greater than 10% beneficial owners were timely made during fiscal 2025, with the exception of: (1) Mr. Maier’s Form 3 filed on March 18, 2026 and his Form 5 filed on March 18, 2026 relating to his annual director RSU award issued on May 23, 2025 (the “May 2025 Director Grant”) (and the related missed Form 4 filing); (2) Mr. Anderson’s Form 5 filed on March 5, 2026 relating to his May 2025 Director Grant (and the related missed Form 4 filing); (3) Mr. Pasek’s Form 5 filed on February 25, 2026 relating to his May 2025 Director Grant (and the related missed Form 4 filing); (4) Mr. Whatley’s Form 5 filed on February 18, 2026 relating to his May 2025 Director Grant (and the related missed Form 4 filing); (5) Mr. Lundell’s Form 5 filed on February 18, 2026 relating to his May 2025 Director Grant (and the related missed Form 4 filing); (6) Mr. Thiam’s Form 5 filed on February 18, 2026 relating to his May 2025 Director Grant and other open market purchase and sales completed between December 17, 2024 and December 16, 2025 (and related missed Form 4 filings); (7) Mr. Gishen’s Form 5 filed on February 17, 2026 relating to his May 2025 Director Grant (and related missed Form 4 filing); (8) Mr. Alvarez’s Form 5 filed on February 17, 2026 relating to his May 2025 Director Grant (and related missed Form 4 filing); (9) Mr. McCranie’s Form 5 filed on February 17, 2026 relating to his May 2025 Director Grant and July 9, 2025 restricted stock unit award (and related missed Form 4 filings); (10) Ms. Haenggi’s Form 3 filed on October 29, 2025 relating to her appointment as a director on May 29, 2025; (11) Mr. Gishen’s Form 4 filed on October 28, 2025 relating to open market sales completed on October 23, 2025; (12) Mr. Rodgers’s Form 4 filed on July 15, 2025 with respect to a note purchase on July 10, 2025; (13) Mr. Gishen’s Form 4 filed on May 28, 2025 relating to open market sales on May 16, 2025; and (14) Ms. Nguyen did not file a Form 3 relating to her role as interim Chief Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION

SunPower has opted to comply with the executive compensation disclosure rules applicable to emerging growth companies. The scaled down disclosure rules are those applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act of 1933, as amended (the “Securities Act”), which require compensation disclosure for all individuals serving as SunPower’s principal executive officer during 2025, the two most highly compensated executive officers of SunPower, other than the principal executive officer, whose total compensation for 2025 exceeded $100,000 and who were serving as executive officers as of December 28, 2025, and up to two additional individuals for whom disclosure under the applicable rules would have been provided but for the fact that such individuals were not serving as executive officers at the end of 2025. SunPower refers to these individuals as “named executive officers.” For fiscal 2025, the Company’s named executive officers were:

●	Thurman J. (T.J.) Rodgers, our Chief Executive Officer and Executive Chairman;

●	Jeanne Nguyen, our Chief Accounting Officer and Interim Chief Financial Officer; and

●	Daniel Foley, our former Chief Financial Officer.

We believe our compensation program should promote the success of our Company and align executive incentives with the long-term interests of its stockholders. Our current compensation programs reflect its startup origins in that they consist primarily of salary and equity-based awards. As SunPower’s needs evolve, we intend to continue to evaluate our philosophy and compensation programs as circumstances require.

During 2025 and 2024, Mr. Rodgers did not receive any separate compensation in his role as our Chief Executive Officer.

Summary Compensation Table

The following table shows information regarding the compensation of SunPower’s named executive officers for services performed in the fiscal year ended December 28, 2025 and in the fiscal year ended December 29, 2024.

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)		Stock Awards		All Other Compensation		Total
Thurman J. (T.J.) Rodgers	2025	—	—	—		—		—		—
Chief Executive Officer	2024	—	—	—		—		—		—
Jeanne Nguyen (2)	2025	$350,000	$1,500	$—		$1,534		$—		$353,034
Chief Accounting Officer and Interim Chief Financial Officer and Chief Accounting Officer	2024	58,300	—	—		237,046		—		295,346
Daniel Foley(3)	2025	233,333	1,500	—		455,000	(4)	100,000	(3)	789,833
Former Chief Financial Officer	2024	161,947	—	780,000	(5)	—		—		941,947

(1)	Amounts reported in this column do not reflect the amounts actually received by SunPower’s named executive officers. Instead, these amounts reflect the aggregate grant-date fair value of awards granted to each named executive officer, computed in accordance with the FASB ASC Topic 718, Stock-based Compensation. See “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 15 – Stock-Based Compensation”. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Unless otherwise noted in the footnotes below, the shares underlying these options vest in 48 equal monthly installments, subject to the named executive officer’s continued service at each vesting date.

(2)	Ms. Nguyen joined the Company in September 2024 and was appointed as our Interim Chief Financial Officer in July 2025. Ms. Nguyen’s base salary amount is pro-rated for 2024. On February 2, 2026, Ms. Nguyen resigned as the Interim Chief Financial Officer, and she now serves as our Chief Accounting Officer.

(3)	Mr. Foley resigned as our Chief Financial Officer in July 2025. Mr. Foley’s base salary amount is pro rated for 2025, and the amount reflected as All Other Compensation comprises cash payments made in connection with his separation from the Company. In connection with Mr. Foley’s separation from the Company on July 25, 2025, the Company accelerated the vesting of 57,471 restricted stock units (equal to $100,000), in accordance with the terms of his separation agreement.

(4)	Includes 250,000 restricted stock units issued in April 2025, of which 19,970 of the RSUs were vested at the time of Mr. Foley’s separation from the Company. Upon Mr. Foley’s separation, the remaining unvested restricted stock units were canceled.

(5)	20% of the total shares underlying this option award vested on July 1, 2025. Upon Mr. Foley’s separation from the Company, the remaining unvested shares underlying this option were forfeited.

Outstanding Equity Awards at December 28, 2025

The following table presents information regarding the outstanding option awards and RSUs held by each of the named executive officers as of December 28, 2025:

	Option Awards (1)								Stock Awards (1)
Name	Grant Date(1)	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexerciseable		Option Exercise Price	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)
Thurman J. (T.J.) Rodgers	12/3/2023	12/3/2024	37,500	(2)	—		$1.14	12/2/2033	—	$—
	12/3/2023	12/3/2024	79,101	(2)	—		$1.14	12/2/2033	—	—
Jeanne Nguyen	10/14/2024	10/14/2024	—		—		—		121,968	197,588
Daniel Foley	6/11/2024	7/1/2025	—		—	(3)	$1.56	—	—	—

(1)	All option awards were granted pursuant to the 2023 Plan. Market value is based on a share price of $1.62 at the close of business on December 26, 2025.

(2)	100% of the total shares underlying the option award vested on the one-year anniversary of the grant date.

(3)	20% of the total shares underlying the option award vested on July 1, 2025. As a result of Mr. Foley’s separation from the Company, no further portion of the options are exercisable and the unvested portions of the options expired.

Employment Arrangements with Named Executive Officers

Each of SunPower’s named executive officers is or was an at-will employee.

Thurman J. Rodgers

Mr. Rodgers is not currently a party to any employment agreement or other understanding with respect to compensation as our Chief Executive Officer. Mr. Rodgers did not receive separate compensation in his role as Chief Executive Officer during 2024 or 2025.

Jeanne Nguyen

On October 3, 2024, we entered into an employment agreement with Jeanne Nguyen in connection with her appointment as Chief Accounting Officer. Pursuant to the agreement, Ms. Nguyen is entitled to an annual base salary of $350,000 and is eligible to receive an annual bonus with a target of 50% of her base salary, subject to the achievement of performance objectives and the financial condition of the Company. Her employment is at-will and does not provide for any severance benefits.

Daniel Foley

On Jun 7, 2024, we entered into an executive employment agreement with Mr. Foley, which became effective on July 1, 2024 (the “Foley Agreement”). Pursuant to the Foley Agreement. Mr. Foley was entitled to a base salary of $275,000 per year, and he was eligible for an annual bonus of 50% of his gross salary. Mr. Foley also received an option to purchase 500,000 shares of our common stock, subject to a five-year vesting schedule. The Foley Agreement also provided that if Mr. Foley’s employment was terminated for any reason other than cause (as defined in the Foley Agreement), death or disability, or if he resigned for good reason (as defined in the Foley Agreement), and provided that in either case such termination constituted a separation from service (as defined in the Foley Agreement), then subject to Mr. Foley executing a release agreement in the Company’s favor, and continuing to comply with all of his obligations to the Company and its affiliates, he was entitled to receive the following benefits: (a) payment of Mr. Foley’s earned but unpaid base salary; (b) payment of any unpaid bonus, with respect to the fiscal year immediately preceding the fiscal year in which such termination or such resignation occurs; (c) payment of any vested benefits to which he was entitled to under any applicable plans and programs of the Company; (d) a severance payment equal to six months of Mr. Foley’s then base salary plus a pro rata portion of Mr. Foley bonus with respect to the fiscal year in which such termination or such resignation occurs.

In connection with Mr. Foley’s resignation from the Company, the Company and Mr. Foley entered into a settlement and release agreement in August 2025 pursuant to which Mr. Foley received (a) cash severance payments in the total amount of $100,000 and (b) 57,741 fully-vested restricted stock units.

Base Salary

Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of the executive compensation program. In general, SunPower seeks to provide a base salary level designed to reflect each executive officer’s scope of responsibility and accountability.

Bonuses

Beginning January 1, 2024, each of our named executive officers (other than Mr. Rodgers) was eligible for an annual bonus of 50% of such officer’s annual gross salary, based on criteria determined by our Board of Directors, including, but not limited to, the satisfaction of minimum performance standards, and the achievement of budgetary and other objectives, set by our Board of Directors in its sole and absolute discretion. None of our named executive officers received a cash bonus during 2024. During 2025, each of Ms. Nguyen and Mr. Foley received a $1,500 cash bonus.

Director Compensation

We did not pay any compensation to our Directors or issue any equity awards to our Directors during 2024. During 2025, we did not have a formal policy relating to the compensation of our non-employee directors. In fiscal 2025, we granted our directors restricted stock units for their contributions to the operations of the business. Additional restricted stock units were issued to Messrs. Anderson and McCranie in consideration of the additional consulting services and support provided to the Company during 2025. The following table provides the compensation for each member of the Board of Directors for 2025:

	Fees Earned or Paid in Cash	Stock Awards		All Other Compensation	Total
Thurman J. Rodgers	$—	$—		$—	$—
Adam Gishen	—	167,091	(1)	—	167,091
Antonio R. Alvarez	—	160,901	(1)	—	160,901
Chris Lundell	—	156,776	(1)	—	156,776
Devin Whatley	—	156,776	(1)	—	156,776
Ronald Pasek	—	169,153	(1)	—	169,153
Tidjane Thiam	—	160,077	(1)	—	160,077
William J. Anderson	—	214,536	(1)	—	214,536
Lothar Maier	—	367,185	(1)	—	367,185
J. Daniel McCranie	—	2,217,185	(2)	—	2,217,185
Jamie Haenggi	—	—		—	—

(1)	The total shares underling the RSU award were fully vested on the grant date

(2)	243,169 shares under Mr. McCranie’s RSU awards were fully vested on the grant date. Mr. McCranie received a onetime grant of 1,000,000 RSUs in 2025 that vest in equal monthly installments over five years.

Executive Compensation

SunPower’s Compensation Committee oversees the compensation policies, plans and programs and reviews and determines compensation to be paid to executive officers, directors and other senior management, as appropriate. The compensation policies followed by SunPower are intended to provide for compensation that is sufficient to attract, motivate and retain executives of SunPower and potential other individuals and to establish an appropriate relationship between executive compensation and the creation of stockholder value.

Nonqualified Deferred Compensation

SunPower’s named executive officers did not participate in, or earn any benefits under, any nonqualified deferred compensation plan sponsored by SunPower during fiscal 2024 or 2025. The Board of Directors may elect to provide officers and other employees with nonqualified deferred compensation benefits in the future if it determines that doing so is in the Company’s best interests.

Pension Benefits

SunPower’s named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by SunPower during fiscal 2024 or 2025.

Employee Benefit Plans

Equity-based compensation has been and will continue to be an important foundation in executive compensation packages as SunPower believes it is important to maintain a strong link between executive incentives and the creation of stockholder value. SunPower believes that performance and equity-based compensation can be an important component of the total executive compensation package for maximizing stockholder value while, at the same time, attracting, motivating and retaining high-quality executives. In July 2023, our Board of Directors adopted the 2023 Equity Incentive Plan, as subsequently amended (the “2023 Plan”) and the Employee Stock Purchase Plan (the “ESPP”). The 2023 Plan and the ESPP became effective immediately upon the Closing of the Business Combination.

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

The 2016 Plan and the 2006 Plan are the stock plans of Solaria that were assumed by Complete Solaria (n/k/a SunPower) in the Prior Transaction.

2023 Plan

In July 2023, our Board of Directors adopted and our stockholders approved the 2023 Plan. The 2023 Plan became effective immediately upon the closing. At our 2025 annual meeting of stockholders, our stockholders approved the first amendment to the 2023 Plan and at our special meeting of stockholders in March 2026, our stockholders approved the second amendment to the 2023 Plan. As amended, a total of 44,573,109 shares of common stock are reserved for issuance under the 2023 Plan.

Eligibility. Any individual who is an employee of the Company or any of its affiliates, or any person who provides services to the Company or its affiliates, including consultants and members of the Company’s Board, is eligible to receive awards under the 2023 Plan at the discretion of the plan administrator.

Awards. The 2023 Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Code to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors and consultants, including employees and consultants of the Company’s affiliates.

Authorized Shares. A maximum number of 44,573,109 shares of the Company’s common stock may be issued under the 2023 Plan (which number of shares of common stock includes additional shares of common stock available for issuance as a result of the automatic increase thereto as of January 1, 2026 as contemplated by the next sentence). In addition, the number of shares of the common stock reserved for issuance under the 2023 Plan will automatically increase on January 1 of each year, starting on January 1, 2024 and ending on January 1, 2033, in an amount equal to the lesser of (1) 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding year, or (2) a lesser number of shares of common stock determined by SunPower’s Board prior to the date of the increase.

The unused shares subject to stock awards granted under the 2023 Plan that expire, lapse or are terminated, exchanged for or settled in cash, surrendered, repurchased, cancelled without having been fully exercised or forfeited, in any case, in a manner that results in the Company acquiring shares covered by the stock award at a price not greater than the price (as adjusted pursuant to the 2023 Plan) paid by the participant for such shares or not issuing any shares covered by the stock award, will, as applicable, become or again be available for stock award grants under the 2023 Plan.

Non-Employee Director Compensation Limit. The aggregate value of all compensation granted or paid to any non-employee director with respect to any calendar year, including awards granted and cash fees paid to such non-employee director, will not exceed (1) $1,000,000 in total value or (2) if such non-employee director is first appointed or elected to the Company’s Board during such calendar year, $1,500,000 in total value, in each case, calculating the value of any equity awards based on the grant date fair value of such equity awards for financial reporting purposes.

Plan Administration. SunPower’s Board, or a duly authorized committee thereof, will administer the 2023 Plan and is referred to as the “plan administrator” herein. The Company’s Board may also delegate to one or more of the Company’s officers the authority to (1) designate employees (other than officers) to receive specified stock awards and (2) determine the number of shares subject to such stock awards. Under the 2023 Plan, the Company’s Board has the authority to determine award recipients, grant dates, the numbers and types of stock awards to be granted, the applicable fair market value, and the provisions of each stock award, including the period of exercisability and the vesting schedule applicable to a stock award.

Stock Options. ISOs and NSOs are granted under stock option agreements adopted by the plan administrator. The plan administrator determines the exercise price for stock options, within the terms and conditions of the 2023 Plan, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of a share of the Company’s common stock on the date of grant. Options granted under the 2023 Plan vest at the rate specified in the stock option agreement as determined by the plan administrator.

The plan administrator determines the term of stock options granted under the 2023 Plan, up to a maximum of 10 years. Unless the terms of an optionholder’s stock option agreement provide otherwise or as otherwise provided by the plan administrator, if an optionholder’s service relationship with the Company or any of the Company’s affiliates ceases for any reason other than disability, death, or cause, the optionholder may generally exercise any vested options for a period of three months following the cessation of service. This period may be extended in the event that exercise of the option is prohibited by applicable securities laws. Unless the terms of an optionholder’s stock option agreement provide otherwise or as otherwise provided by the plan administrator, if an optionholder’s service relationship with the Company or any of the Company’s affiliates ceases due to death or disability, or an optionholder dies within a certain period following cessation of service, the optionholder or a beneficiary may generally exercise any vested options for a period of 18 months following the date of death, or 12 months following the date of disability. In the event of a termination for cause, options generally terminate upon the termination date. In no event may an option be exercised beyond the expiration of its term.

Acceptable consideration for the purchase of the Company’s common stock issued upon the exercise of a stock option will be determined by the plan administrator and may include (1) cash, check, bank draft or money order, (2) a broker-assisted cashless exercise, (3) the tender of shares of the Company’s common stock previously owned by the optionholder, (4) a net exercise of the option if it is an NSO or (5) other legal consideration approved by the plan administrator.

Unless the plan administrator provides otherwise, options and stock appreciation rights generally are not transferable except by will or the laws of descent and distribution. Subject to approval of the plan administrator or a duly authorized officer, an option may be transferred pursuant to a domestic relations order.

Tax Limitations on ISOs. The aggregate fair market value, determined at the time of grant, of the Company’s common stock with respect to ISOs that are exercisable for the first time by an award holder during any calendar year under all of the Company’s stock plans may not exceed $100,000. Options or portions thereof that exceed such limit will generally be treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of the Company’s total combined voting power or that of any of the Company’s parent or subsidiary corporations unless (1) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant and (2) the term of the ISO does not exceed five years from the date of grant.

Restricted Stock Unit Awards. Restricted stock unit awards are granted under restricted stock unit award agreements adopted by the plan administrator. Restricted stock unit awards will generally be granted in consideration for a participant’s services, but may be granted in consideration for any form of legal consideration that may be acceptable to the plan administrator and permissible under applicable law. A restricted stock unit award may be settled by cash, delivery of shares of the Company’s common stock, a combination of cash and shares of the Company’s Common Stock as determined by the plan administrator, or in any other form of consideration set forth in the restricted stock unit award agreement. Additionally, dividend equivalents may be credited in respect of shares covered by a restricted stock unit award. Except as otherwise provided in the applicable award agreement or by the plan administrator, restricted stock unit awards that have not vested will be forfeited once the participant’s continuous service ends for any reason.

Restricted Stock Awards. Restricted stock awards are granted under restricted stock award agreements adopted by the plan administrator. A restricted stock award may be awarded in consideration for cash, check, bank draft or money order, services to us, or any other form of legal consideration that may be acceptable to the plan administrator and permissible under applicable law. The plan administrator determines the terms and conditions of restricted stock awards, including vesting and forfeiture terms. If a participant’s service relationship with the Company ends for any reason, the Company may receive any or all of the shares of the Company’s Common Stock held by the participant that have not vested as of the date the participant terminates service with the Company through a forfeiture condition or a repurchase right.

Stock Appreciation Rights. Stock appreciation rights are granted under stock appreciation rights agreements adopted by the plan administrator. The plan administrator determines the strike price for a stock appreciation right, which generally cannot be less than 100% of the fair market value of the Company’s Common Stock on the date of grant. A stock appreciation right granted under the 2023 Plan vests at the rate specified in the stock appreciation rights agreement as determined by the plan administrator. Stock appreciation rights may be settled in cash or shares of the Company’s Common Stock or in any other form of payment, as determined by the plan administrator and specified in the stock appreciation rights agreement.

The plan administrator determines the term of stock appreciation rights granted under the 2023 Plan, up to a maximum of 10 years. Unless the terms of a participant’s stock appreciation rights agreement provide otherwise or as otherwise provided by the plan administrator, if a participant’s service relationship with the Company or any of its affiliates ceases for any reason other than cause, disability, or death, the participant may generally exercise any vested stock appreciation right for a period of three months following the cessation of service. This period may be further extended in the event that exercise of the stock appreciation right following such a termination of service is prohibited by applicable securities laws. Unless the terms of a participant’s stock appreciation rights agreement provide otherwise or as otherwise provided by the plan administrator, if a participant’s service relationship with the Company or any of its affiliates, ceases due to disability or death, or a participant dies within a certain period following cessation of service, the participant or a beneficiary may generally exercise any vested stock appreciation right for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination for cause, stock appreciation rights generally terminate immediately upon the occurrence of the event giving rise to the termination of the individual for cause. In no event may a stock appreciation right be exercised beyond the expiration of its term.

Performance Awards. The 2023 Plan permits the grant of performance awards that may be settled in stock, cash or other property. Performance awards may be structured so that the stock or cash will be issued or paid only following the achievement of certain pre-established performance goals during a designated performance period. Performance awards that are settled in cash or other property are not required to be valued in whole or in part by reference to, or otherwise based on, the Company’s common stock.

Other Stock Awards. The plan administrator may grant other awards based in whole or in part by reference to the Company’s common stock. The plan administrator will set the number of shares under the stock award (or cash equivalent) and all other terms and conditions of such awards.

Changes to Capital Structure. In the event there is a specified type of change in the capital structure of the Company, such as a stock split, reverse stock split, or recapitalization, appropriate adjustments will be made to (1) the class and maximum number of shares subject to the 2023 Plan, (2) the class(es) and maximum number of shares that may be issued pursuant to the exercise of incentive stock options, and (3) the class and number of shares and exercise price, strike price, or purchase price, if applicable, of all outstanding stock awards.

Corporate Transactions. The following applies to stock awards under the 2023 Plan in the event of a corporate transaction (as defined in the 2023 Plan), unless otherwise provided in a participant’s stock award agreement or other written agreement with the Company or one of its affiliates or unless otherwise expressly provided by the plan administrator at the time of grant.

In the event of a corporate transaction, any stock awards outstanding under the 2023 Plan may be assumed, or continued by any surviving or acquiring corporation (or its parent company), or new awards may be issued by such surviving or acquiring corporation (or its parent company) in substitution of such awards, and any reacquisition or repurchase rights held by the Company with respect to the stock award may be assigned to the Company’s successor (or its parent company). If the surviving or acquiring corporation (or its parent company) does not assume, continue or substitute such stock awards, then with respect to any such stock awards that are held by participants whose continuous service has not terminated prior to the effective time of the corporate transaction, or current participants, the vesting (and exercisability, if applicable) of such stock awards will be accelerated in full (or, in the case of performance awards with multiple vesting levels depending on the level of performance, vesting will accelerate at 100% of the target level) to a date prior to the effective time of the corporate transaction (contingent upon the effectiveness of the corporate transaction), and such stock awards will terminate if not exercised (if applicable) at or prior to the effective time of the corporate transaction, and any reacquisition or repurchase rights held by the Company with respect to such stock awards will lapse (contingent upon the effectiveness of the corporate transaction). Any such stock awards that are held by persons other than current participants will terminate if not exercised (if applicable) prior to the effective time of the corporate transaction, except that any reacquisition or repurchase rights held by the Company with respect to such stock awards will not terminate and may continue to be exercised notwithstanding the corporate transaction.

In the event a stock award will terminate if not exercised prior to the effective time of a corporate transaction, the plan administrator may provide, in its sole discretion, that the holder of such stock award may not exercise such stock award but instead will receive a payment equal in value to the excess (if any) of (i) the per share amount payable to holders of the Company’s common stock in connection with the corporate transaction, over (ii) if applicable, any per share exercise price payable by such holder.

Plan Amendment or Termination. The Company’s Board has the authority to amend, suspend, or terminate the 2023 Plan at any time, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. Certain material amendments also require approval of the Company’s stockholders. No ISOs may be granted after the tenth anniversary of the date the Board adopts the 2023 Plan. No stock awards may be granted under the 2023 Plan while it is suspended or after it is terminated.

Complete Solaria 2023 Employee Stock Purchase Plan

In July 2023, our Board of Directors adopted and our stockholders approved the 2023 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective immediately upon the Closing of the Business Combination.

Administration. The Board of Directors, or a duly authorized committee thereof, administers the ESPP.

Limitations. Our employees and the employees of any of our designated affiliates, as designated by the Board of Directors, will be eligible to participate in the ESPP, provided they may have to satisfy one or more of the following service requirements before participating in the ESPP, as determined by the administrator: (1) customary employment with the Company or one of its affiliates for more than 20 hours per week and five or more months per calendar year or (2) continuous employment with the Company or one of its affiliates for a minimum period of time, not to exceed two years, prior to the first date of an offering. In addition, the Board of Directors may also exclude from participation in the ESPP or any offering, employees who are “highly compensated employees” (within the meaning of Section 423(b)(4)(D) of the Code) or a subset of such highly compensated employees. An employee may not be granted rights to purchase stock under the ESPP (a) if such employee immediately after the grant would own stock possessing 5% or more of the total combined voting power or value of all classes of the Company’s common stock or (b) to the extent that such rights would accrue at a rate that exceeds $25,000 worth of the Company’s common stock for each calendar year that the rights remain outstanding.

The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Code. The administrator may specify offerings with a duration of not more than 27 months and may specify one or more shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of the Company’s common stock will be purchased for the employees who are participating in the offering. The administrator, in its discretion, will determine the terms of offerings under the ESPP. The administrator has the discretion to structure an offering so that if the fair market value of a share of the Company’s common stock on any purchase date during the offering period is less than or equal to the fair market value of a share of the Company’s common stock on the first day of the offering period, then that offering will terminate immediately, and the participants in such terminated offering will be automatically enrolled in a new offering that begins immediately after such purchase date.

A participant may not transfer purchase rights under the ESPP other than by will, the laws of descent and distribution, or as otherwise provided under the ESPP.

Payroll Deductions. The ESPP permits participants to purchase shares of the Company’s common stock through payroll deductions. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the first day of an offering or on the date of purchase. Participants may end their participation at any time during an offering and will be paid their accrued contributions that have not yet been used to purchase shares, without interest. Participation ends automatically upon termination of employment with the Company and its related corporations.

Withdrawal. Participants may withdraw from an offering by delivering a withdrawal form to the Company and terminating their contributions. Such withdrawal may be elected at any time prior to the end of an offering, except as otherwise provided by the plan Administrator. Upon such withdrawal, the Company will distribute to the employee his or her accumulated but unused contributions without interest, and such employee’s right to participate in that offering will terminate. However, an employee’s withdrawal from an offering does not affect such employee’s eligibility to participate in any other offerings under the ESPP.

Termination of Employment. A participant’s rights under any offering under the ESPP will terminate immediately if the participant either (i) is no longer employed by the Company or any of its parent or subsidiary companies (subject to any post-employment participation period required by law) or (ii) is otherwise no longer eligible to participate. In such event, the Company will distribute to the participant his or her accumulated but unused contributions, without interest.

Corporate Transactions. In the event of certain specified significant corporate transactions, such as a merger or change in control, a successor corporation may assume, continue, or substitute each outstanding purchase right. If the successor corporation does not assume, continue, or substitute for the outstanding purchase rights, the offering in progress will be shortened and the participants’ accumulated contributions will be used to purchase shares of the Company’s common stock within ten business days (or such other period specified by the plan administrator) prior to the corporate transaction, and the participants’ purchase rights will terminate immediately thereafter.

Amendment and Termination. The Board of Directors has the authority to amend, suspend, or terminate the ESPP, at any time and for any reason, provided certain types of amendments will require the approval of the Company’s stockholders. Any benefits, privileges, entitlements and obligations under any outstanding purchase rights granted before an amendment, suspension or termination of the ESPP will not be materially impaired by any such amendment, suspension or termination except (i) with the consent of the person to whom such purchase rights were granted, (ii) as necessary to facilitate compliance with any laws, listing requirements, or governmental regulations, or (iii) as necessary to obtain or maintain favorable tax, listing, or regulatory treatment. The ESPP will remain in effect until terminated by the Board of Directors in accordance with the terms of the ESPP.

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

As of December 28, 2025, there were outstanding awards relating to 305,749 shares of the Company’s common stock under the 2022 Plan and the other Legacy Plans, collectively.

Stock Awards. The 2022 Plan provides for the grant of incentive stock options (“ISOs”) and nonstatutory stock options to purchase shares of the Company’s common stock and restricted stock awards (collectively, “stock awards”). ISOs may be granted only to the Company’s employees and the employees of any parent corporation or subsidiary corporation. All other awards may be granted to the Company’s employees, non-employee directors and consultants and the employees and consultants of the Company’s affiliates.

If a stock award granted under the 2022 Plan expires or otherwise terminates without being exercised in full, or is settled in cash, the shares of the Company’s common stock not acquired pursuant to the stock award again will become available for subsequent issuance under the 2022 Plan (in the event that the 2023 Plan does not become effective as described in the preceding paragraph). In addition, the following types of shares of the Company’s common stock under the 2022 Plan may become available for the grant of new stock awards under the 2022 Plan: (1) shares that are forfeited to or repurchased by the Company prior to becoming fully vested; (2) shares retained to satisfy income or employment withholding taxes; (3) shares retained to pay the exercise or purchase price of a stock award; or (4) shares surrendered pursuant to an option exchange program.

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

Stock Options. ISOs and NSOs are granted pursuant to stock option agreements adopted by the plan administrator. The plan administrator determines the exercise price for a stock option, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of the Company’s common stock on the date of grant. Options granted under the 2022 Plan vest at the rate specified by the plan administrator.

The plan administrator determines the term of stock options granted under the 2022 Plan, up to a maximum of ten years. Unless the terms of an optionholder’s stock option agreement provide otherwise, if an optionholder’s service relationship with us, or any of the Company’s affiliates, ceases for any reason other than disability, death or cause, the optionholder may generally exercise any vested options for a period of three months following the cessation of service. The option term may be extended in the event that the exercise of the option following such a termination of service is prohibited by applicable securities laws. If an optionholder’s service relationship with the Company or any of its affiliates ceases due to disability or death, or an optionholder dies within 3 months following cessation of service, the optionholder or a beneficiary may generally exercise any vested options for a period of 12 months following such disability or death. In the event of a termination for cause, options generally terminate immediately upon the termination of the individual for cause. In no event may an option be exercised beyond the expiration of its term.

Acceptable consideration for the purchase of the Company’s common stock issued upon the exercise of a stock option will be determined by the plan administrator and may include: (1) cash; (2) check; (3) to the extent permitted under applicable laws, a promissory note; (4) cancellation of indebtedness; (5) other previously owned Company shares; (6) a cashless exercise; (7) such other consideration and method of payment permitted under applicable laws; or (8) any combination of the foregoing methods of payment.

Tax Limitations on Incentive Stock Options. The aggregate fair market value, determined at the time of grant, of the Company’s common stock with respect to ISOs that are exercisable for the first time by an optionholder during any calendar year under all the Company’s stock plans may not exceed $100,000. Options or portions thereof that exceed such limit will generally be treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of the total combined voting power of the Company or that of any of its affiliates unless (1) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant and (2) the term of the ISO does not exceed five years from the date of grant.

Incentive Stock Option Limit. The maximum number of shares of the Company’s common stock that may be issued upon the exercise of ISOs under the 2022 Plan is 6,677,960 shares plus, to the extent permitted by applicable law, any shares that again become available for issuance under the 2022 Plan.

Restricted Stock Awards. Restricted stock awards are granted pursuant to restricted stock award agreements adopted by the plan administrator. The permissible consideration for restricted stock awards is the same as apply to stock options. Common stock acquired under a restricted stock award may, but need not, be subject to a share repurchase option in the Company’s favor in accordance with a vesting schedule to be determined by the plan administrator. A restricted stock award may be transferred only upon such terms and conditions as set by the plan administrator. Except as otherwise provided in the applicable award agreement, restricted stock awards that have not vested may be forfeited or repurchased by the Company upon the participant’s cessation of continuous service for any reason.

Changes to Capital Structure. In the event that there is a specified type of change in the Company’s capital structure, including without limitation a stock split or recapitalization, extraordinary divided payable in a form other than shares in an amount that has a material effect on the fair market value of the Company’s common stock, or any increase or decrease in the number of issued shares effected without receipt of consideration by the Company, appropriate adjustments will be made to (1) the class and maximum number of shares reserved for issuance under the 2022 Plan, and (2) the class and number of shares and price per share of stock (including any repurchase price per share) subject to outstanding stock awards.

Corporate Transactions. The 2022 Plan provides that in the event of certain specified significant corporate transactions, unless otherwise provided in an award agreement or other written agreement between the Company and the award holder, each outstanding award (vested or unvested) will be treated as the plan administrator determines, including (without limitation) taking one or more of the following actions with respect to each stock award, contingent upon the closing or completion of the transaction: (1) arranging for the assumption, continuation or substitution of the stock award by a successor corporation, (2) arranging for the assignment of any reacquisition or repurchase rights held by the Company in respect of the Company’s common stock issued pursuant to the stock award to a successor corporation, or (3) canceling the stock award in exchange for a cash payment, or no payment, as determined by the plan administrator (including a payment equal to the excess, if any, of the fair market value of the shares as of the closing date of such corporate transaction over any exercise or purchase price payable by the holder (which payment may be delayed to the same extent that payment of consideration to the holders of the Company’s common stock in connection with the transaction is delayed as a result of any escrow, holdback, earnout or similar contingencies). The plan administrator is not obligated to treat all stock awards or portions thereof in the same manner, and the plan administrator may take different actions with respect to the vested and unvested portions of a stock award.

Under the 2022 Plan, a significant corporate transaction is generally the consummation of (1) a transfer of all or substantially all of the Company’s assets, (2) the consummation of a transaction, or series of related transactions, in which any person becomes the beneficial owners of more than 50% of the Company’s then-outstanding capital stock, or (3) a merger, consolidation or other capital reorganization or business combination transaction of the Company with our into another corporation, entity or person.

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

As of December 28, 2025, there were outstanding awards relating to 305,749 shares of our common stock under the 2011 Plan and the other Legacy Plans, collectively.

Plan Administration. The Board of Directors or a duly authorized committee of the Board of Directors administers the 2011 Plan and the awards granted under it.

Capitalization Adjustments. In the event that any change is made in, or other events occur with respect to, the Company’s common stock subject to the 2011 Plan or any stock award, such as certain mergers, consolidations, reorganizations, recapitalizations, dividends, stock splits, or other similar transactions, appropriate adjustments will be made to the classes, number of shares subject to, and price per share and repurchase price, if applicable, of any outstanding stock awards.

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

As of December 28, 2025, there were outstanding awards relating to 305,749 shares of our common stock under the 2016 Plan and the other Legacy Plans, collectively.

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

As of December 28, 2025, there were outstanding awards relating to 305,749 shares of the Company’s common stock under the 2006 Plan and the other Legacy Plans, collectively.

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

Change in Control. In the event of a change in control (as defined in the 2006 Plan), our 2006 Plan provides that any successor corporation (or parent thereof) will assume or substitute such outstanding awards and any reacquisition or repurchase rights may be assigned to such surviving or acquiring corporation (or parent thereof). If the surviving or acquiring corporation (or parent thereof) does not assume or substitute outstanding awards in the corporate transaction, then the vesting of outstanding awards held by participants will accelerate in full and any repurchase rights held by us with respect to such awards will lapse, contingent upon the effectiveness of such transaction. Notwithstanding the foregoing, to the extent that stock awards will terminate if not exercised prior to the effective time of a corporate transaction, our Board of Directors may provide that such awards will be cancelled for a payment equal to the excess, if any, of the value of the property the holder would have received upon exercise of such award over any exercise price payable.

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

Inducement Grants

In connection with our acquisitions of Sunder, Ambia and Cobalt, we granted time-based restricted stock units outside of SunPower’s 2023 Plan as a material inducement to certain key employees to enter into employment with SunPower. Such inducement grants were made in accordance with Nasdaq Listing Rule 5635(c)(4). Specifically, in connection with our acquisition of Sunder, we made inducement grants on October 8, 2025 to three key employees of Sunder as a material inducement to their employment with SunPower. These inducement grants were RSUs for a total of 2,700,000 shares of our common stock, with 20% of such RSUs vesting one year after grant and the remaining vesting in equal monthly installments thereafter until the fifth anniversary of the grant date, with such vesting subject to the RSU recipient’s continuous service through each vesting date. These RSUs are also subject to accelerated vesting in the event the RSU recipient’s employment is terminated by the Company without cause.

In connection with our acquisition of Ambia, on November 21, 2025, we made inducement grants to two key employees of Ambia as a material inducement to employment with SunPower following its acquisition of Ambia. These inducement grants consist of RSUs for a total of 2,000,000 shares of SunPower common stock, with 20% of the RSUs vesting one year after grant and the remainder vesting in equal monthly installments thereafter until the fifth anniversary of the grant date, with such vesting subject to the RSU recipient’s continuous service through each vesting date. The RSUs are also subject to accelerated vesting in the event the RSU recipient’s employment is terminated by the Company without cause.

Additionally, in connection with our acquisition of Cobalt, on February 2, 2026, we made inducement grants to two key employees of Cobalt as a material inducement to employment with SunPower following its acquisition of Cobalt. These inducement grants consist of RSUs for a total of 850,000 shares of SunPower common stock, with 20% of the RSUs vesting one year after grant and the remainder vesting in equal monthly installments thereafter until the fifth anniversary of the grant date, with such vesting subject to the RSU recipient’s continuous service through each vesting date.

Health and Welfare Benefits

SunPower provides benefits to its named executive officers on the same basis as provided to all of its employees, including health, dental and vision insurance; life and disability insurance; and a tax-qualified Section 401(k) plan. SunPower does not maintain any executive-specific benefit or perquisite programs.

Rule 10b5-1 Sales Plans

SunPower’s Directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of the Company’s Common Stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the Director or executive officer when entering into the plan, without further direction from them. The Director or executive officer may amend a Rule 10b5-1 plan in some circumstances and may terminate a plan at any time. SunPower’s Directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with the terms of our insider trading policy.

Emerging Growth Company Status

SunPower is an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company it is exempt from certain requirements related to executive compensation, including the requirements to hold a nonbinding advisory vote on executive compensation and to provide information relating to the ratio of total compensation of its chief executive officer to the median of the annual total compensation of all of its employees, each as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Incentive Plans

The following table provides certain information with respect to our 2023 Plan, outstanding inducement grants, the ESPP and our Legacy Plans as of December 28, 2025.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	22,527,967	$2.5375	19,818,117
Equity compensation plans not approved by stockholders	5,500,000	—	—
Total	28,027,967	$2.5375	19,818,117

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of our Common Stock as of April 1, 2026, by:

●	each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our Common Stock;

●	each of our Directors;

●	each of our executive officers; and

●	all of our Directors and executive officers as a group.

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

This table is based upon information supplied by officers, Directors and principal stockholders and Schedules 13G or 13D filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them. Applicable percentages are based on 119,920,536 shares of Common Stock outstanding as of April 1, 2026, adjusted as required by rules promulgated by the SEC.

Name and Address of Beneficial Owner(1)	Number of Shares	Percentage of Common Stock Outstanding
5% or Greater Stockholders:
Ecosystem Integrity Fund II, L.P.(2)	8,399,653	7.0%
Thurman J. (T.J.) Rodgers(3)	45,987,794	32.4%
Entities affiliated with Alyeska Investment Group, L.P.(4)	11,695,906	9.8%
Entities affiliated with Kline Hill(5)	7,299,695	6.1%
Entities affiliated with Carlyle Group(6)	7,211,351	6.0
Executive Officers and Incumbent Directors and Director Nominees:
Thurman J.(T.J.) Rodgers(3)	45,987,794	32.4%
William J. Anderson(7)	2,953,083	2.4%
Antonio R. Alvarez(8)	201,029	*
Daniel Foley(9)	77,441	*
Devin Whatley(2)	8,591,602	7.2%
Tidjane Thiam(10)	292,825	*
Adam Gishen(11)	864,686	*
Ronald Pasek(12)	225,459	*
Chris Lundell(13)	396,714	*
Lothar Maier(14)	243,169	*
J. Daniel McCranie(15)	1,681,765	*
Jamie Haenggi	—	—
Jeanne Nguyen(16)	114,012	*
All Directors and executive officers as a group (13 persons)	61,629,579	42.3%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the directors and executive officers of the Company listed in the table is c/o SunPower Inc., 1403 North 630 East, Orem, UT 84097.

(2)	Includes (i) 5,832,054 shares held by Ecosystem Integrity Fund II, L.P., of which Mr. Devin Whatley is the managing member of the general partner, (ii) 198,346 shares held by EIF CS SPV LLC, and (iii) 2,369,253 shares issuable pursuant to warrants exercisable within 60 days of April 1, 2026. Mr. Whatley serves as a director of the Company. The business address of each of Ecosystem Integrity Fund II, L.P., EIF CS SPV LLC and Mr. Whatley is 20 Richelle Court, Lafayette, California 94549. In the case of Mr. Whatley, also includes (i) 103,825 shares of common stock issuable upon settlement of restricted stock units, and (ii) 88,124 shares issuable pursuant to stock options exercisable within 60 days of April 1, 2026.

(3)	Includes (i) 485,562 shares held by Rodgers Capital, LLC, (ii) 8,843 shares held by Thurman J. Rodgers, (iii) 7,701,605 shares held by the Rodgers Massey Revocable Living Trust, (iv) 1,838,235 shares held by the Rodgers Massey Freedom and Free Markets Charitable Trust, (v) 724,416 shares issuable pursuant to warrants exercisable within 60 days of April 1, 2026, (vi) 116,601 shares issuable pursuant to stock options and restricted stock units exercisable or settleable within 60 days of April 1, 2026, (vii) 4,166,666 shares of common stock issued to the Rodgers Massey Freedom and Free Markets Charitable Trust pursuant to the Second SAFE, and (viii) 9,722,222 shares of common stock issued to the Rodgers Massey Freedom and Free Markets Charitable Trust pursuant to the Third SAFE. Additionally, the number of shares reflected in the table above include shares issuable upon conversion of the following convertible notes: (a) the Rodgers Massey Revocable Living Trust holds $18,000,000 principal amount of 12% Notes convertible into 10,714,285 shares of common stock, (b) the Rodgers Massey Revocable Living Trust and the Rodgers Massey Freedom and Free Markets Charitable Trust hold an aggregate of $8,000,000 principal amount of 7% Notes convertible into a total of 4,678,362 shares of common stock, (c) the Rodgers Massey Revocable Living Trust holds $5,000,000 principal amount of 12% Notes issued in July 2025 that are convertible into 2,793,296 shares of common stock, (d) the Rodgers Massey Freedom and Free Markets Charitable Trust holds an additional $2,000,000 principal amount of 12% Notes issued in November 2025 that are convertible into 1,253,918 shares of common stock, and (e) the Rodgers Massey Freedom and Free Markets Charitable Trust holds an additional $3,300,000 principal amount of 12% Notes issued in January 2026 that are convertible into 1,783,783 shares of common stock. In addition to the foregoing and the number of shares reflected in the table above, shares of common stock are issuable pursuant to the Third SAFE in accordance with the terms thereof in connection with a bona fide common stock financing completed by the Company.

(4)	Consists of shares of common stock issuable upon conversion of the 7% Notes. Alyeska Investment Group, L.P., the investment manager of Alyeska Master Fund, L.P. (“Alyeska”), has voting and investment control of the shares held by Alyeska. Anand Parekh is the Chief Executive Officer of Alyeska Investment Group, L.P. and may be deemed to be the beneficial owner of such shares. The registered address of Alyeska Master Fund, L.P. is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, South Church Street George Town, Grand Cayman, KY1-1104, Cayman Islands. Alyeska Investment Group, L.P. is located at 77 W. Wacker, Suite 700, Chicago, IL 60601.

(5)	Based solely on information obtained from a Schedule 13G filed by KHP Fund GP LLC (“KHP Fund GP”) on February 5, 2025. Includes (i) an aggregate of 2,383,534 shares of common stock held by Kline Hill Partners Fund LP (“KHP LP”), Kline Hill Partners IV SPV LLC (“KHP IV SPV”) and Kline Hill Partners Opportunity IV SPV LLC (“KHP Opportunity IV SPV”), (ii) an aggregate of 4,745,675 shares of common stock issuable upon the conversion of the outstanding convertible promissory notes held by KHP LP, KHP IV SPV and KHP Opportunity IV SPV and (iii) an aggregate of 170,486 shares of common stock issuable upon the exercise of warrants held by KHP LP, KHP IV SPV and KHP Opportunity IV SPV. KHP Fund GP is the general partner of KHP LP and may be deemed to share voting, investment and dispositive power with respect to these securities. Kline Hill Partners Fund IV LP (“KHP IV LP”) is the sole member of KHP IV SPV and may be deemed to share voting, investment and dispositive power with respect to these securities. KHP Fund IV GP is the general partner of KHP IV LP and may be deemed to share voting, investment and dispositive power with respect to these securities. KHP Opportunity IV LP is the sole member of KHP Opportunity IV SPV and may be deemed to share voting, investment and dispositive power with respect to these securities. KHP Fund IV GP is the general partner of KHP Opportunity IV LP and may be deemed to share voting, investment and dispositive power with respect to these securities. Michael Bego and Jared Barlow are the managing members of KHP Fund GP and KPH Fund IV GP and may be deemed to share voting, investment and dispositive power with respect to these securities. Other than those securities reported herein as being held directly by such securityholder, each of them disclaims any such beneficial ownership of such securities, except to the extent of their respective pecuniary interest. The business address for Kline Hill is 325 Greenwich Ave., 3rd Floor, Greenwich, CT 06830.

(6)	Based solely on information obtained from a Schedule 13G, as amended, filed by the Carlyle Group Inc. (“Carlyle”) and its affiliates on November 13, 2025. Includes (i) 1,258,970 shares of common stock held of record by CRSEF Solis Holdings, L.L.C. and (ii) 5,952,381 shares of common stock issuable upon the conversion of the 12% Notes held of record by CRSEF Solis Holdings, L.L.C. The Carlyle Group Inc., which is a publicly traded entity listed on Nasdaq, is the sole shareholder of Carlyle Holdings I GP Inc., which is the sole member of Carlyle Holdings I GP Sub L.L.C., which is the general partner of Carlyle Holdings I L.P., which, with respect to the securities managed by CRSEF Lux GP S.a r.l., is the managing member of CG Subsidiary Holdings L.L.C., which is the managing member of TC Group, L.L.C., which is the general partner of TC Group Sub L.P., which is the sole shareholder of CRSEF Lux GP S.a r.l., which is a general partner of Carlyle CRSEF Solis Aggregator, S.C.Sp. The Carlyle Group Inc. is also the sole member of Carlyle Holdings II GP L.L.C., which is the managing member of Carlyle Holdings II L.L.C., which, with respect to the securities managed by CRSEF Managing GP, L.P., is the managing member of CG Subsidiary Holdings L.L.C., which is the general partner of TC Group Cayman Investment Holdings, L.P., which is the general partner of TC Group Cayman Investment Holdings Sub L.P., which is the sole member of CRSEF GP, L.L.C., which is the general partner of CRSEF Managing GP, L.P., which is also a general partner of Carlyle CRSEF Solis Aggregator, S.C.Sp. Carlyle CRSEF Solis Aggregator, S.C.Sp. is the managing member of CRSEF Solis Holdings, L.L.C. Accordingly, each of the entities named above may be deemed to share beneficial ownership of the securities held of record by CRSEF Solis Holdings, L.L.C. Each of them disclaims any such beneficial ownership of such securities. The principal business office address for each of TC Group Cayman Investment Holdings, L.P. and TC Group Cayman Investment Holdings Sub L.P. is c/o Walkers Corporate Limited, 190 Elgin Avenue, George Town, Grand Cayman KY1-9008. The principal business office address for CRSEF Lux GP S.a r.l. is c/o The Carlyle Group, 2, avenue Charles de Gaulle, L-1653 Luxembourg, Luxembourg. The principal business office address for Carlyle CRSEF Solis Aggregator, S.C.Sp. is 9, rue de Bitbourg, L-1273 Luxembourg. The principal business office address for each of the remaining Reporting Persons is c/o The Carlyle Group Inc., 1001 Pennsylvania Avenue NW, Suite 220 South, Washington, DC 20004-2505.

(7)	Includes (i) 405,090 shares of common stock, (ii) 671,738 shares of common stock issued or issuable upon settlement of restricted stock units, (iii) 1,735,068 shares issuable pursuant to stock options exercisable within 60 days of April 1, 2026, and (iv) 141,187 shares issuable pursuant to warrants exercisable within 60 days of April 1, 2026.

(8)	Includes (i) 106,577 shares of common stock issued or issuable upon settlement of restricted stock units and (ii) 94,452 shares issuable pursuant to stock options exercisable within 60 days of April 1, 2026.

(9)	Includes 77,441 shares of common stock.

(10)	Includes (i) 80,245 shares of common stock and 106,011 shares of common stock issued or issuable upon settlement of restricted stock units, (ii) 12,117 shares issuable pursuant to warrants exercisable within 60 days of April 1, 2026, and (iii) 94,452 shares issuable pursuant to stock options exercisable within 60 days of April 1, 2026.

(11)	Includes (i) 174,515 shares of common stock and 110,656 shares of common stock issued or issuable upon settlement of restricted stock units, (ii) 480,000 shares issuable pursuant to warrants exercisable within 60 days of April 1, 2026, and (iii) 99,515 shares issuable pursuant to stock options exercisable within 60 days of April 1, 2026.

(12)	Includes (i) 112,022 shares of common stock issued or issuable upon settlement of restricted stock units and (ii) 113,437 shares issuable pursuant to stock options exercisable within 60 days of April 1, 2026.

(13)	Includes (i) 103,825 shares of common stock issued or issuable upon settlement of restricted stock units and (ii) 292,889 shares issuable pursuant to stock options exercisable within 60 days of April 1, 2026.

(14)	Includes 243,169 shares of common stock issued or issuable upon settlement of restricted stock units.

(15)	Includes (i) 438,596 shares of common stock issuable upon conversion of $750,000 principal amount of 7% Notes held by the Dan and Kathy McCranie 2000 Revocable Trust, and (ii) 1,243,169 shares of common stock issued or issuable upon settlement of restricted stock units. Mr. McCranie serves as trustee of the Dan and Kathy McCranie 2000 Revocable Trust. Mr. McCranie disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest therein.

(16)	Includes 114,012 shares of common stock issued or issuable upon settlement of restricted stock units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The compensation arrangements for our Directors and executive officers are described in Item 11 above, and the descriptions of such compensation arrangements are incorporated by reference into this section. Additionally, below is a description of transactions since December 30, 2024, the beginning of fiscal year 2025, to which we were a party, in which:

●	the amounts involved exceeded or will exceed $120,000; and

●	any of our Directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

Certain Indebtedness Payable to the Rodgers Massey Revocable Living Trust

The principal portion of the SCI Debt owing to the Rodgers Massey Revocable Living Trust of $1.5 million (plus accrued interest) remained outstanding as of December 28, 2025 and is outstanding as of the date of the filing date of this Form 10-K. The outstanding amount, plus accrued interest, is due on demand to the Rodgers Massey Revocable Living Trust. Thurman J. Rodgers is a trustee of the Rodgers Massey Revocable Living Trust, and he is the Executive Chairman of our Board of Directors and our Chief Executive Officer.

12.0% Notes Issued to Affiliates of Thurman J. Rodgers

On January 29, 2026, SunPower issued a convertible promissory note in the original principal amount of $3,300,000 (the “January 2026 Note”) to a trust controlled by Thurman J. Rodgers. The January 2026 Note bears a 12.0% interest rate. The January 2026 Note is a general unsecured obligation of the Company and will mature on July 1, 2029, unless earlier converted, redeemed or repurchased. Interest on the January 2026 Note will be payable semiannually in arrears on January 1 and July 1 of each year, beginning on July 1, 2026. The January 2026 Note is convertible at the option of the holder at any time prior to the payment of the payment of the principal amount of the January 2026 Note in full. Upon conversion of the January 2026 Note, the Company will satisfy its conversion obligation by delivering shares of its common stock and paying cash in respect of any fractional shares. The conversion rate of the January 2026 Note is initially equal to 540.5405 shares of common stock per $1,000 principal amount due under note. The conversion rate shall be subject to adjustment from time to time pursuant to the terms of the January 2026 Note. We may not redeem the January 2026 Note prior to July 5, 2026. We may redeem for cash all (but not less than all) of the, at our option, (i) on or after July 5, 2026 and prior to July 1, 2027, if the last reported sale price of our common stock has been at least 150% of the conversion price for the January 2026 Note then in effect and (ii) on or after July 5, 2027 and prior to the maturity date for the January 2026 Note if the last reported sale price of our common stock has been at least 130% of the conversion price for the Note then in effect, in each case of (i) and (ii), for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the note, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the January 2026 Note. If we undergo a change of control (as defined in the January 2026 Note), then, subject to certain conditions and except as described in the note, the holder may require the Company to redeem for cash all (but not less than all) of the note at a price equal to 100% of the principal amount of the January 2026 Note. The January 2026 Note sets forth certain events of default after which the note may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the January 2026 Note becomes automatically due and payable. If certain bankruptcy and insolvency- related events of default occur with respect to the Company, the principal of, and accrued and unpaid interest, if any, on, the January 2026 Note shall automatically become due and payable. If an event of default with respect to the January 2026 Note, other than certain bankruptcy and insolvency-related events of default with respect to the Company, occurs and is continuing, a holder may at its option declare the note to be immediately due and payable.

On November 20, 2025, SunPower issued a convertible promissory note in the original principal amount of $2,000,000 (the “November 2025 Note”) to a trust controlled by Thurman J. Rodgers. The November 2025 Note bears a 12.0% interest rate. The November 2025 Note is a general unsecured obligation of the Company and will mature on July 1, 2029, unless earlier converted, redeemed or repurchased. Interest on the November 2025 Note will be payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2026. The November 2025 Note is convertible at the option of the holder at any time prior to the payment of the payment of the principal amount of the Note in full. Upon conversion of the November 2025 Note, the Company will satisfy its conversion obligation by delivering shares of its common stock and paying cash in respect of any fractional shares. The conversion rate of the November 2025 Note is initially equal to 626.9592 shares of common stock per $1,000 principal amount due under note. The conversion rate shall be subject to adjustment from time to time pursuant to the terms of the November 2025 Note. We may not redeem the November 2025 Note prior to July 5, 2026. We may redeem for cash all (but not less than all) of the, at our option, (i) on or after July 5, 2026 and prior to July 1, 2027, if the last reported sale price of our common stock has been at least 150% of the conversion price for the November 2025 Note then in effect and (ii) on or after July 5, 2027 and prior to the maturity date for the November 2025 Note if the last reported sale price of our common stock has been at least 130% of the conversion price for the Note then in effect, in each case of (i) and (ii), for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the note, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the November 2025 Note. If we undergo a change of control (as defined in the November 2025 Note), then, subject to certain conditions and except as described in the note, the holder may require the Company to redeem for cash all (but not less than all) of the note at a price equal to 100% of the principal amount of the November 2025 Note. The November 2025 Note sets forth certain events of default after which the note may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the November 2025 Note becomes automatically due and payable. If certain bankruptcy and insolvency-related events of default occur with respect to the Company, the principal of, and accrued and unpaid interest, if any, on, the November 2025 Note shall automatically become due and payable. If an event of default with respect to the November 2025 Note, other than certain bankruptcy and insolvency- related events of default with respect to the Company, occurs and is continuing, a holder may at its option declare the note to be immediately due and payable.

On July 10, 2025, we issued a convertible promissory note in the original principal amount of $5,000,000 (the “July 2025 Note”) to a trust controlled by Thurman J. Rodgers. The July 2025 Note bears a 12.0% interest rate. The July 2025 Note is a general unsecured obligation of the Company and will mature on July 1, 2029, unless earlier converted, redeemed or repurchased. Interest on the July 2025 Note accrues at a rate of 12.00% per year from July 1, 2024 and is payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2026. The July 2025 Note is convertible at the option of the holder at any time prior to the payment of the payment of the principal amount of the July 2025 Note in full. Upon conversion of the July 2025 Note, the Company will satisfy its conversion obligation by delivering shares of the Company’s common stock and paying cash in respect of any fractional shares. The conversion rate of the July 2025 Note is initially equal to 558.6592 shares of common stock per $1,000 principal amount due under the July 2025 Note. The conversion rate shall be subject to adjustment from time to time pursuant to the terms of the July 2025 Note. The Company may not redeem the July 2025 Note prior to July 5, 2026. The Company may redeem for cash all (but not less than all) of the July 2025 Note, at its option,(i) on or after July 5, 2026 and prior to July 1, 2027, if the last reported sale price of the common stock has been at least 150% of the conversion price for the July 2025 Note then in effect and (ii) on or after July 5, 2027 and prior to the maturity date for the July 2025 Note if the last reported sale price of the common stock has been at least 130% of the conversion price for the July 2025 Note then in effect, in each case of (i) and (ii), for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the July 2025 Note, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the July 2025 Note. If the Company undergoes a change of control (as defined in the July 2025 Note), then, subject to certain conditions and except as described in the July 2025 Note, the holder may require the Company to redeem for cash all (but not less than all) of July 2025 Note at a price equal to 100% of the principal amount of the July 2025 Note. The July 2025 Note sets forth certain events of default after which the July 2025 Note may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the July 2025 Note becomes automatically due and payable. If certain bankruptcy and insolvency-related events of default occur with respect to the Company, the principal of, and accrued and unpaid interest, if any, on, the July 2025 Note shall automatically become due and payable. If an event of default with respect to the July 2025 Note, other than certain bankruptcy and insolvency-related events of default with respect to the Company, occurs and is continuing, a holder may at its option declare the July 2025 Note to be immediately due and payable.

On July 1, 2024, we entered into Note Purchase Agreements and the Exchange Agreement (together the “July 2024 Purchase Agreement”), pursuant to which we issued to certain accredited investors and qualified institutional buyers approximately $50.0 million in aggregate principal amount in July 2024 Notes. A trust controlled by Thurman J. Rodgers holds $18,000,000 principal amount of the July 2024 Notes. The July 2024 Notes accrue interest at the rate of 12.0% annually, which will be payable semiannually in arrears on January 1 and July 1 of each year, beginning on July 1, 2025, and the trust controlled by Mr. Rodgers received such interest payments during 2025 and will be entitled to such interest payments during 2026. The July 2024 Notes are convertible at the option of the holders at any time prior to the payment of the payment of the principal amount of such convertible note in full. Upon conversion of any convertible note, we will satisfy its conversion obligation by delivering shares of common stock and paying cash in respect of any fractional shares. The conversion rate for the convertible notes is initially equal to 595.2381 shares of common stock per $1,000 principal amount due under the convertible notes. The conversion rate shall be subject to adjustment from time to time pursuant to the terms of the convertible notes.

7.0% Senior Unsecured Convertible Notes issued to Affiliates

During 2024 and 2025, we entered into note purchase agreements with certain accredited investors and qualified institutional buyers relating to the sale and issuance of our 7.0% senior unsecured convertible notes (“7% Notes”). In September 2024, the Company issued $4.0 million principal amount of the 7% Notes to the Rodgers Family and Free Markets Charitable Trust, and the Company issued $4.0 million principal amount of the 7.0% Notes to the Rodgers Massey Revocable Living Trust. Thurman J. Rodgers is a trustee of each of the Rodgers Family and Free Markets Charitable Trust and the Rodgers Massey Revocable Living Trust. Additionally, the Company also issued $750,000 principal amount of the 7% Notes to the Dan and Kathy McCranie 2000 Revocable Trust, for which J. Daniel McCranie serves as trustee. Mr. McCranie was appointed to serve as a director of the Company on January 24, 2025.

Interest on the 7% Notes accrues at a rate of 7.00% per year from September 16, 2024 and will be payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2025. The trusts affiliated with Mr. Rodgers and Mr. McCranie received such interest payments during 2025 and will be entitled to such interest payments during 2026. Holders of the 7% may convert all or any portion of their 7%Notes at any time, in integral multiples of $1,000 principal amount, at the option of the holder. Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in the manner and subject to the terms, conditions and limitations provided in the Indenture. On December 18, 2024, at our annual meeting of stockholders, our stockholders approved the issuance of shares of our common stock upon conversion of the 7% Notes in excess of the limitations otherwise applicable under the Indenture as a result of Nasdaq Listing Rule 5635(d)(2). As a result of this stockholder approval, we will seek approval to amend the Indenture to enable the earlier conversion of the 7% Notes.

The conversion rate for the 7% 2024 Notes was initially 467.8363 shares of common stock per $1,000 principal amount of 7% Notes. The conversion rate for the 7% Notes is subject to adjustment from time to time in accordance with the terms of the Indenture, and currently the 7.0% Notes are convertible at the rate of 584.7953 shares of common stock per $1,000 principal amount of these notes. In addition, upon a conversion of the 7% Notes following certain corporate events that occur prior to the maturity date of the 7% Notes or if the Company delivers a notice of redemption in respect of the 7% Notes, the Company will, under certain circumstances, increase the conversion rate of the 7% Notes for a holder who elects to convert its 7% Notes following September 16, 2025, in connection with such a corporate event that occurs prior to the maturity date, or if the Company delivers a notice of redemption in respect of the 7% Notes.

SAFE Agreements

On May 13, 2024, the Company entered into a Simple Agreement for Future Equity (the “Third SAFE”) with a trust affiliated with Thurman J. Rodgers (the “Purchaser”) in connection with the Purchaser investing $1.0 million in the Company. The Third SAFE is convertible into shares of the Company’s common stock upon the initial closing of a bona fide transaction or series of transactions with the principal purpose of raising capital, pursuant to which the Company issues and sells shares of its common stock in an Equity Financing as defined in the Third SAFE, at a per share conversion price which is equal to 50% of the price per share of the Company’s common stock sold in an Equity Financing. If the Company consummates a change of control prior to the termination of the Third SAFE, the Purchaser will be automatically entitled to receive a portion of the proceeds of such liquidity event equal to $1.0 million, subject to certain adjustments as set forth in the Third SAFE. The Third SAFE is convertible into a maximum of 2,750,000 shares of the Company’s common stock, assuming a per share conversion price of $0.275, which is the product of (i) $0.55, the closing price of the Company’s common stock on May 13, 2024, multiplied by (ii) 50%. Given that the SAFE could be settled in cash or a variable number of shares, the Company has accounted for the instrument as a liability at its fair value.

On January 31, 2024, we entered into the First SAFE with the Purchaser in connection with the Purchaser investing $1.5 million in the Company. On February 15, 2024, we entered into the Second SAFE with the Purchaser in connection with the Purchaser investing $3.5 million in the Company. On April 21, 2024, we entered into an amendment for each of our First SAFE and Second SAFE to convert the invested amounts into shares of our common stock. The conversion share price was $0.36, calculated as the product of (i) $0.45, the closing price of our common stock on April 19, 2024, multiplied by (ii) 80%. As a result of the conversion of the First SAFE and Second SAFE, 4,166,666 and 9,722,222 shares of our common stock, respectively, have been issued to the Purchaser.

SameDay Solar

SunPower previously entered into commercial agreements with SameDay Solar, a residential solar installer. William Anderson, a director and our former Chief Executive Officer, owns 60% of the equity securities of SameDay Solar, and he is the Chief Executive Officer of SameDay Solar. All agreements between SunPower and SameDay Solar previously were entered into in the ordinary course of business; provided, however, the Company facilitates equipment purchases for SameDay Solar, and SameDay Solar receives the benefit of the pricing received by the Company for equipment purchases, including for projects that are completed by SameDay Solar on behalf of the Company and that do not involve the Company or its customers. Since January 1, 2022, we have paid SameDay Solar a total of approximately $2.3 million. Mr. Anderson receives separate compensation from SameDay Solar, and given his equity ownership, Mr. Anderson also has a 60% interest in SameDay Solar’s profits and earnings.

Since January 1, 2024, we have paid SameDay Solar a total of approximately $1,065,833. Since January 1, 2024, Mr. Anderson has received approximately $15,000 of remuneration from SameDay Solar relating to its relationship with the Company. Given his equity ownership, Mr. Anderson also has a 60% interest in SameDay Solar’s profits and earnings.

Employment Arrangements

The Company has entered into employment agreements with certain of its executive officers. For more information regarding these agreements with the Company’s named executive officers, see the section titled “Employment Arrangements with Named Executive Officers.”

Stock Option Grants to Directors and Executive Officers

The Company has granted stock options, restricted stock and other equity-based awards to certain of its Directors and executive officers. For more information regarding the stock options and stock awards granted to the Company’s Directors and named executive officers, see the section titled “Executive Compensation.”

Indemnification Agreements

The Company has entered into indemnification agreements with its Directors and officers.

The Company’s certificate of incorporation contains provisions limiting the liability of its Directors, and the Company’s amended and restated bylaws provide that the Company will indemnify each of its Directors and officers to the fullest extent permitted under Delaware law. The Company’s amended and restated certificate of incorporation and amended and restated bylaws also provide the Board of Directors with discretion to indemnify the Company’s employees and other agents when determined appropriate by the Board of Directors.

Policies and Procedures for Related Person Transactions

The Board of Directors adopted a written related person transactions policy that sets forth the Company’s policies and procedures regarding the identification, review, consideration and oversight of “related person transactions.” For purposes of the Company’s policy only, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company or any of its subsidiaries are participants involving an amount that exceeds $120,000, including purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness and guarantees of indebtedness, subject to certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act.

Under the policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class the Company’s voting securities, an officer with knowledge of a proposed transaction, must present information regarding the proposed related person transaction to the Company’s Audit Committee (or, where review by the Company’s Audit Committee would be inappropriate, to another independent body of the Board of Directors) for review. To identify related person transactions in advance, the Company will rely on information supplied by its executive officers, Directors and certain significant stockholders. In considering a related person transaction, the Company’s Audit Committee will take into account the relevant available facts and circumstances, which may include, but are not limited to:

●	the risks, costs, and benefits to the Company;

●	the impact on a Director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

●	the extent of the related person’s interest in the transaction;

●	the purpose and terms of the transaction;

●	management’s recommendation with respect to the proposed related person transaction;

●	the availability of other sources for comparable services or products; and

●	whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction.

The Company’s Audit Committee will approve only those transactions that it determines are fair to us and in the Company’s best interests.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following table presents fees for professional audit services and other services billed by BDO, our independent registered public accounting firm, for fiscal years 2025 and 2024. All of the services described in the following fee table were approved by the Audit Committee.

	Year Ended December 28, 2025	Year Ended December 29, 2024
	(in thousands)
Audit Fees(1)	$2,457	$2,601
Audit-Related Fees(2)	286	4,621
Tax Fees(3)	521	—
All Other Fees	—	—
Total Fees	$3,264	$7,222

(1)	Audit Fees — This category includes the audit of our annual financial statements, the audit of our internal control over financial reporting, if applicable, the review of our financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by the independent registered public accounting firm in connection with statutory audit and regulatory filings for those fiscal years. This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees — This category generally consists of assurance and related services, such as due diligence related to acquisition, business combination and finance offering.

(3)	Tax Fees — This category consists of services for tax compliance, tax advice, and tax planning.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following are filed with this Annual Report on Form 10-K:

1.	Financial Statements: See Index to consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules: All financial statement schedules have been omitted because they are not required, not applicable or the required information is otherwise included.

3.	Exhibits: The exhibits listed below are filed as part of this Annual Report on Form 10-K or incorporated herein by reference, in each case as indicated below.

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
1.1	Controlled Equity OfferingSM Sales Agreement dated December 19, 2024 by and between Complete Solaria, Inc. and Cantor Fitzgerald & Co.	S-3	333-283948	1.2	2024-12-20
2.1	Amended and Restated Business Combination Agreement, dated as of May 26, 2023, by and among Freedom Acquisition I Corp., Jupiter Merger Sub I Corp., Jupiter Merger Sub II LLC, Complete Solar Holding Corporation, and The Solaria Corporation	S-4	333-269674	2.1	2023-05-31
2.2	Agreement and Plan of Merger, dated as of October 3, 2022, by and between Complete Solar Holding Corporation, Complete Solar Midco, LLC, Complete Solar Merger Sub, Inc., The Solaria Corporation, and Fortis Advisors LLC	S-4	333-269674	2.4	2023-02-10
2.3	Asset Purchase Agreement dated September 19, 2023, by and among Complete Solaria, Inc., SolarCA, LLC, and Maxeon Solar Technologies, Ltd.	8-K	001-40117	2.1	2023-09-21
3.1	Certificate of Incorporation of Complete Solaria	8-K	001-40117	3.1	2023-07-21
3.2	Certificate of Amendment to Certificate of Incorporation of SunPower Inc.	8-K	001-40117	3.1	2025-10-22
3.2	Second Amended and Restated Bylaws of Complete Solaria	8-K	001-40117	3.2	2025-10-22
4.1	Form of Replacement Warrant	8-K	001-40117	4.1	2023-10-12
4.2	Form of First Amendment to Replacement Warrant	8-K	001-40117	4.2	2023-10-12
4.3	Amended and Restated Registration Rights Agreement, dated July 18, 2023, by and among the Company and certain other stockholders party thereto	8-K	001-40117	4.1	2023-07-24
4.4	Warrant Agreement, dated February 25, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-40117	4.1	2021-03-02
4.5	Indenture, dated September 16, 2024, between the Company and U.S. Bank Trust Company, National Association	8-K	001-40117	4.1	2024-09-26
4.6	Form of SAFE (2024)	8-K	001-40117	10.1	2024-02-16
4.7	Form of 7.0% Convertible Senior Note due 2029	8-K	001-40117	4.2	2024-09-26
4.8	Form of 12.0% Convertible Senior Note due 2029	8-K	001-40117	10.2	2024-07-08
4.9	Form of Seller Note	8-K	001-40117	10.2	2025-09-22
4.10	Form of Indenture	S-3	333-283948	4.13	2024-12-20
4.11	Convertible Promissory Note	8-K	001-40117	4.1	2025-07-16
4.12	Form of Physical Note for 7.0% Convertible Senior Notes due 2029	8-K	001-40117	4.2	2024-09-26
4.13	Convertible Promissory Note dated November 20, 2025	8-K	011-40117	4.1	2025-11-24
4.14	Convertible Promissory Note dated January 29, 2026	8-K	001-40117	4.1	2026-01-30
4.15	Convertible Promissory Note, dated as of January 27, 2026, issued to YA II PN, LTD	8-k	001-40117	10.2	2026-01-30
4.16	Convertible Debenture dated March 6, 2026	8-K	001-40117	10.2	2026-03-11
4.17	Description of Capital Stock	10-K	001-40117	4.8	2025-04-30

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.1	Form of Indemnification Agreement	8-K	001-40117	10.23	2023-07-24
10.2	Forward Purchase Agreement, dated July 13, 2023, between Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP and Meteora Select Trading Opportunities Master, LP; Freedom Acquisition I Corp.; and Complete Solaria, Inc.	8-K	001-40117	10.24	2023-07-24
10.3	Forward Purchase Agreement, dated July 13, 2023, between Polar Multi-Strategy Master Fund; Freedom Acquisition I Corp. and Complete Solaria, Inc.	8-K	001-40117	10.25	2023-07-24
10.4	Forward Purchase Agreement, dated July 13, 2023, between Diametric True Alpha Market Neutral Master Fund, LP, Diametric True Alpha Enhanced Market Neutral Master Fund, LP, and Pinebridge Partners Master Fund, LP; Freedom Acquisition I Corp. and Complete Solaria, Inc.	8-K	001-40117	10.26	2023-07-24
10.5	FPA Funding Amount Pipe Subscription Agreements dated July 13, 2023, between Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP and Meteora Select Trading Opportunities Master, LP; Freedom Acquisition I Corp.; and Complete Solaria, Inc.	8-K	001-40117	10.27	2023-07-24
10.6	FPA Funding Amount Pipe Subscription Agreements dated July 13, 2023, between Polar Multi-Strategy Master Fund; Freedom Acquisition I Corp. and Complete Solaria, Inc.	8-K	001-40117	10.28	2023-07-24
10.7	FPA Funding Amount Pipe Subscription Agreements, dated July 13, 2023, between Diametric True Alpha Market Neutral Master Fund, LP, Diametric True Alpha Enhanced Market Neutral Master Fund, LP, and Pinebridge Partners Master Fund, LP; Freedom Acquisition I Corp. and Complete Solaria, Inc.	8-K	001-40117	10.29	2023-07-24
10.8	New Money Pipe Subscription Agreements dated July 13, 2023, between Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP and Meteora Select Trading Opportunities Master, LP; Freedom Acquisition I Corp.; and Complete Solaria, Inc.	8-K	001-40117	10.30	2023-07-24
10.9	New Money Pipe Subscription Agreements, dated July 13, 2023, between Diametric True Alpha Market Neutral Master Fund, LP, Diametric True Alpha Enhanced Market Neutral Master Fund, LP, and Pinebridge Partners Master Fund, LP; Freedom Acquisition I Corp. and Complete Solaria, Inc.	8-K	001-40117	10.31	2023-07-24
10.10	Form of Subscription Agreement	8-K	001-40117	10.32	2023-07-24
10.11	Form of Subscription Agreement	8-K	001-40117	10.1	2023-07-14
10.12	Promissory Note dated July 10, 2023, issued by Freedom Acquisition I Corp. to Freedom Acquisition I LLC	8-K	001-40117	10.1	2023-07-11
10.13	Consent to Business Combination Agreement, dated July 9, 2023.	8-K	001-40117	10.1	2023-07-10
10.14#	2023 Incentive Equity Plan	8-K	001-40117	10.5	2023-07-24
10.15#	Forms of Option Grant Notice and Option agreement and Global RSU Grant Notice and Agreement	8-K	001-40117	10.6	2023-07-24
10.16#	2023 Employee Stock Purchase Plan	8-K	001-40117	10.7	2023-07-24
10.17#	Form of Employment Agreement between Complete Solaria, Inc. and Executive Officers	S-4	333-269674	10.22	2023-05-11
10.18	Exchange Agreement dated July 1 2024 among Complete Solaria, Inc. and the Purchasers party thereto	8-K	001-40117	10.1	2024-07-08
10.19	Form of Convertible Note dated July 1, 2024	8-K	001-40117	10.2	2024-07-08
10.20	Form of Convertible Note Purchase Agreement dated July 1, 2024	8-K	001-40117	10.3	2024-07-08
10.21	Form of Note Purchase Agreement	8-K	001-40117	10.1	2024-09-26
10.22	Form of Polar Third Amendment to Forward Purchase Agreement	8-K/A	001-40117	10.1	2024-07-23
10.23	Common Stock Purchase Agreement effective July 24, 2024 between the Company and White Lion	8-K	001-40117	10.1	2024-07-17

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.24	Amendment No. 1 to Common Stock Purchase Agreement effective July 24, 2024 between the Company and White Lion	8-K	001-40117	10.1	2024-07-26
10.25	Amendment No. 2 to Common Stock Purchase Agreement effective August 14, 2024 between the Company and White Lion	8-K	001-40117	10.1	2024-08-20
10.26	Amendment No. 3 to Common Stock Purchase Agreement effective as of January 11, 2026 between the Company and White Lion	8-K	001-40117	10.1	2026-01-12
10.27	Registration Rights Agreement dated July 16, 2024 by and between the Company and White Lion	8-K	001-40117	10.2	2024-07-17
10.28	OTC Equity Prepaid Forward Transaction Third Amendment dated as of July 17, 2024 by and between Polar Multi-Strategy Master Fund and the Company	POS AM	333-273820	10.47	2024-07-18
10.29	Asset Purchase Agreement dated as of August 5, 2024 by and among the Company, SunPower Corporation and the other parties thereto	8-K	001-40117	10.1	2024-08-06
10.30#	Employment Agreement dated October 10, 2024 between the Company and Daniel Foley	8-K	001-40117	10.1	2024-10-16
10.31	Transition Services Agreement dated September 30, 2024 among Complete Solaria, Inc. and the other parties thereto	8-K	001-40117	10.1	2024-10-01
10.32	Form of Amendment to SAFE (2024)	8-K	001-40117	10.1	2024-04-22
10.33	Form of Sandia Second Amendment to Forward Purchase Agreement	8-K	001-40117	10.1	2024-05-14
10.34	Form of Polar Second Amendment to Forward Purchase Agreement	8-K	001-40117	10.2	2024-05-14
10.35	Form of SAFE (May 2024)	8-K	001-40117	10.1	2024-05-17
10.36#	Separation Agreement with Chris Lundell dated as of May 18, 2024	10-Q	001-40117	10.7	2024-08-14
10.37	Form of Sandia Third Amendment to Forward Purchase Agreement	8-K	001-40117	10.1	2024-06-20
10.38	Form of Siemens v. Solaria Final Order	8-K	001-40117	10.1	2024-06-21
10.39	Form of Common Stock Warrant (2024)	8-K	001-40117	10.1	2024-06-24
10.40	Form of Statement of Work (2024)	8-K	001-40117	10.2	2024-06-24
10.41#	Amended and Restated Omnibus Incentive Plan	8-K	001-40117	10.8	2023-07-24
10.42#	Amended and Restated 2021 Stock Plan	8-K	001-40117	10.9	2023-07-24
10.43#	Forms of Option Agreement and Option Exercise under 2021 Stock Plan	8-K	001-40117	10.10	2023-07-24
10.44#	Solaria Corporation 2016 Stock Plan	8-K	001-40117	10.11	2023-07-24
10.45#	Forms of Option Agreement and Notice of Exercise under 2016 Stock Plan	8-K	001-40117	10.12	2023-07-24
10.46#	Complete Solaria 2011 Stock Plan	8-K	001-40117	10.13	2023-07-24
10.47#	Forms of Option Agreement and Option Exercise under 2011 Stock Plan	8-K	001-40117	10.14	2023-07-24
10.48#	Solaria Corporation 2006 Stock Plan	8-K	001-40117	10.15	2023-07-24
10.49#	Forms of Option Agreement, Restricted Stock Agreement and Early Exercise under 2006 Stock Plan	8-K	001-40117	10.16	2023-07-24
10.50	Form of Common Stock Purchase Agreement	S-1	333-273820	10.41	2024-07-19
10.51#	Form of Employment Extension Agreement	8-K	001-40117	10.1	2024-07-05
10.52	Form of Amendment to OTC Equity Prepaid Forward Transaction	8-K	001-40117	10.1	2025-07-21
10.53	Fourth Amendment to OTC Equity Prepaid Forward Transaction	8-K	001-40117	10.2	2025-07-21
10.54	Fifth Amendment to OTC Equity Prepaid Forward Transaction	8-K	001-40117	10.1	2025-08-04

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.55	Membership Interest Purchase agreement, dated September 21, 2025, by and among the Company, Complete Solar, Inc., Sunder Energy LLC and Chicken Parm Pizza LLC	8-K	001-40117	10.1	2025-09-22
10.56	Form of September 2025 Note Purchase Agreement	8-K	001-40117	10.2	2025-09-22
10.57	Membership Interest Purchase Agreement, dated November 21, 2025, by and among SunPower Inc., Ambia Energy, LLC and Ambia Holdings, Inc.	8-K	001-40117	10.1	2025-11-24
10.58	Standby Equity Purchase Agreement, dated as of January 27, 2026, by and between SunPower Inc. and YA II PN, LTD	8-K	001-40117	10.1	2026-01-30
10.59	Registration Rights Agreement, dated as of January 27, 2026, between SunPower Inc. and YA II PN, LTD	8-K	001-40117	10.3	2026-01-30
10.60	Stock Purchase Agreement, dated as of January 30, 2026, among SunPower Inc., Cobalt Power Systems, Inc. and the selling shareholders party thereto	8-K	001-40117	10.1	2026-02-02
10.61	Purchase Agreement dated March 6, 2026 between SunPower Inc. and YA II PN, LTD	8-K	001-40117	10.1	2026-03-11
10.62	Registration Rights Agreement dated March 6, 2026 between SunPower Inc. and YA II PN, LTD	8-K	001-40117	10.3	2026-03-11
10.63	Amendment and Agreement dated March 5, 2026 between SunPower Inc. and Chicken Parm Pizza LLC	8-K	001-40117	10.4	2026-03-11
10.64#	Offer Letter dated February 1, 2026 between SunPower Inc. and Wendell Laidley	8-K	001-40117	10.1	2026-02-05
10.65#*	Form of Restricted Stock Inducement Agreement
14.1*	Code of Business Conduct and Ethics
16.1	Letter from Deloitte & Touche LLP	8-K	001-40117	16.1	2024-08-01
16.2	Letter from Marcum LLP	8-K	001-40117	16.1	2023-07-24
19.1	Insider Trading Policy	10-K	001-40117	19.1	2025-04-30
21.1	List of Subsidiaries	S-1	333-273820	21.1	2023-08-09
31.1*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Complete Solaria, Inc. Clawback Policy	10-K	001-40117	97.1	2025-04-30
101*	Inline XBRL Document Set for the consolidated condensed financial statements and accompanying notes in Consolidated Condensed Financial Statements and Supplemental Details
104*	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101

*	Filed herewith

#	Indicates a management contract or compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNPOWER INC.

Dated: April 14, 2026	By:	/s/ THURMAN J. RODGERS
		Name:	Thurman J. Rodgers
		Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thurman J. Rodgers and Wendell Laidley his true and lawful attorney-in-fact and agent, with full power of substitution and, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thurman J. Rodgers	Chief Executive Officer and Director	April 14, 2026
Thurman J. Rodgers	(Principal Executive Officer)

/s/ Wendell Laidley	Chief Financial Officer	April 14, 2026
Wendell Laidley	(Principal Financial Officer)

/s/ Jeanne Nguyen	Chief Accounting Officer	April 14, 2026
Jeanne Nguyen	(Principal Accounting Officer)

/s/ Chris Lundell	Director	April 14, 2026
Chris Lundell

/s/ Antonio R. Alvarez	Director	April 14, 2026
Antonio R. Alvarez

/s/ Adam Gishen	Director	April 14, 2026
Adam Gishen

/s/ Ronald Pasek	Director	April 14, 2026
Ronald Pasek

/s/ Tidjane Thiam	Director	April 14, 2026
Tidjane Thiam

/s/ Devin Whatley	Director	April 14, 2026
Devin Whatley

/s/ William J. Anderson	Director	April 14, 2026
William J. Anderson

/s/ Lothar Meir	Director	April 14, 2026
Lothar Meir

/s/ J. Daniel McCranie	Director	April 14, 2026
J. Daniel McCranie

/s/ Jamie Haenggi	Director	April 14, 2026
Jamie Haenggi