Form 10-Q/A
period 2025-03-30
SunPower Inc.
filed 2026-05-18
CIK 1838987

UNITED STATES

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

1403 N. Research Way, Orem UT 84097

(Address of Principal Executive Offices) (Zip Code)

(877) 299-4943

(Registrant’s telephone number, including area code)

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

EXPLANATORY NOTE

Overview

SunPower Inc. (“SunPower” or the “Company”) is filing this Amendment No. 1 on Form 10Q/A (the ”Amended Report”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2025 originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 19, 2025 (the “Original Report"), in order to reflect the effects of the restatement of the financial statements included the Original Report (the "Restatement"). This Amended Report includes the Company’s restated unaudited condensed consolidated financial statements as of and for the thirteen week period ended March 30, 2025 to correct errors related to the recognition of revenues, cost of revenues, stock-based compensation expense and interest and amortization of debt discount expense, and the related balance sheet accounts including accounts receivable, net, inventories, accrued expenses and other current liabilities, notes payable, current, notes payable and derivative liabilities, net of current portion, notes payable and derivative liabilities with related parties, net of current portion and additional paid-in capital. The Company also identified payroll and amortization expense classification errors within cost of revenues and operating expenses, which did not have any impact on the Company’s net operating results but misstated the expense categories within the unaudited condensed consolidated statements of operations.

Restatement Background

As previously disclosed by the Company in its Current Report on Form 8-K filed with the SEC on April 14, 2026, the Company identified material errors related to the recognition of revenue (and related cost of revenues, sales commissions, sales and marketing, and general and administrative expenses), and interest expense (collectively “Misstatements”). The Company has determined that these material errors were the result of its previously reported material weaknesses in its internal control over financial reporting related to the Company’s control activities, information and communication, and monitoring activities. These errors were not caused by any override of controls, misconduct, or fraud. The correction of the Misstatements impact the previously reported amounts of revenues, cost of revenues, interest expense and amortization of debt discount and issuance costs, inventory, net income per common share, and all related financial statement subtotals and totals. In addition to correcting the Misstatements, the Amended Filings also reflect adjustments to correct unrelated errors to other financial statement line items identified by the Company in prior periods which include, but are not limited to, adjustments to the reclassification of current and non-current debt obligations, reclassification of payroll expenses between cost of revenues and operating expenses, and the vesting of restricted stock units and related stock-based compensation expense.

Refer to Note 2 - Restatement of Previously Issued Unaudited Condensed Financial Statements in the Notes to Unaudited Condensed Consolidated Financial Statements - for more information related to the Restatement, including the impact on the Company’s Consolidated Financial Statements.

Internal Control Considerations

In connection with preparing this Amended Report, management has updated its evaluation of the effectiveness of its internal control over financial reporting as of March 30, 2025, as further described in Part I, Item 4. "Controls and Procedures" of this Amended Report. Consistent with the conclusion in Part II, Item 9A. "Controls and Procedures" of the Annual Report filed on April 14, 2026 on Form 10-K for the fiscal year ended December 28, 2025, management continued to conclude that its internal control over financial reporting and disclosure controls and procedures were not effective as of March 30, 2025 due to the previously identified material weaknesses in its internal control over financial reporting.

Items Amended in this Amended Report

This Amended Report amends and restates the sections of the Original Report listed below, with modifications as necessary to reflect the restatement.

●	Part I, Item 1. Financial Statements (Unaudited)

●	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part I, Item 4. Controls and Procedures

●	Part II, Item 6. Exhibits

Except as described above, this Amended Report does not amend, update, or change any other disclosures in the Original Report. Among other things, except as related to the Restatement, forward looking statements made in the Original Report have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Report, and such forward looking statements should be read in their historical context. As such, this Amended Report speaks only as of the date the Original Report was filed, and the Company has not undertaken herein to amend, supplement, or update any information contained in the Original Report and the Company’s other filings with the SEC subsequent to the Original Report (including, without limitation, in conjunction with the risk factors included in such subsequent SEC filings).

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

SUNPOWER INC.

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

v

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUNPOWER INC.

Unaudited Condensed Consolidated Balance Sheets

(in thousands except share and per share amounts)

	March 30,	December 29,
	2025	2024
	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$10,553	$13,378
Accounts receivable, net	24,978	25,842
Inventories	10,724	22,110
Prepaid expenses and other current assets	12,619	8,206
Contract assets	37,345	26,066
Total current assets	96,219	95,602
Restricted cash	3,841	3,841
Property and equipment, net	4,625	5,493
Operating lease right-of-use assets	2,753	3,041
Other noncurrent assets	614	628
Goodwill	18,476	18,476
Intangible assets, net	16,670	17,385
Total assets	$143,198	$144,466

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$14,876	$7,980
Accrued expenses and other current liabilities (1)	50,931	56,081
Short-term debt with related parties	1,500	1,500
Notes payable, current	2,786	—
Contract liabilities	13,101	10,003
SAFE Agreement with related party	404	384
Forward purchase agreement liabilities with related parties	1,176	1,274
Forward purchase agreement liabilities	2,050	2,220
Total current liabilities	86,824	79,442
Warranty provision, noncurrent	3,437	3,437
Warrant liability	2,653	1,561
Contract liabilities, noncurrent	884	918
Notes payable and derivative liabilities	81,610	92,638
Notes payable and derivative liabilities with related parties, net of current portion	50,005	53,193
Other long-term liabilities	8,039	8,553
Operating lease liabilities, net of current portion	1,887	2,263
Total liabilities	235,339	242,005

Commitments and contingencies (Note 14)

Stockholders’ (deficit):
Common stock, $0.0001 par value; Authorized 1,000,000,000 shares as of March 30, 2025, and December 29, 2024; issued and outstanding 80,020,836 and 73,784,645 shares as of March 30, 2025, and December 29, 2024, respectively.	14	14
Additional paid-in capital	314,247	313,661
Accumulated other comprehensive loss	165	165
Accumulated deficit	(406,567)	(411,379)
Total stockholders’ (deficit)	(92,141)	(97,539)
Total liabilities and stockholders’ (deficit)	$143,198	$144,466

(1)	Includes accrued interest due to related parties of $2.1 million and $2.2 million as of March 30, 2025, and December 29, 2024, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNPOWER INC.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands except share and per share amounts)

	Thirteen-Weeks Ended
	March 30,	March 31
	2025	2024
	(As Restated)
Revenues	$78,413	$10,040
Cost of revenues (1)	51,037	7,757
Gross profit	27,376	2,283
Operating expenses:
Sales commissions	7,684	3,116
Sales and marketing	8,522	1,618
General and administrative	14,896	5,093
Total operating expenses	31,102	9,827
Loss from operations	(3,726)	(7,544)
Interest expense(2)	(6,041)	(3,568)
Interest income	3	6
Other income, net (3)	14,576	1,519
Total Other income (expense), net	8,538	(2,043)
Income (loss) before income taxes	4,812	(9,587)
Income tax provision	—	(1)
Net income (loss)	4,812	(9,588)
Other Comprehensive income (loss)
Foreign currency translation adjustment	—	(45)
Comprehensive income (loss) (net of tax)	$4,812	$(9,633)
Net income (loss) per share attributable to common stockholders
Basic	$0.06	$(0.20)
Diluted	$0.02	$(0.20)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	80,209,585	49,077,330
Diluted	112,302,063	49,077,330

(1)	Includes, cost of revenues $0.2 million with a related party in the thirteen weeks ended March 30, 2025. There were no related party amounts included the thirteen weeks ended March 31, 2024. Refer to Note 18 – Related Party Transactions for details.

(2)	Includes related party interest expense and amortization of debt issuance costs of $1.4 million and $2.7 million in the thirteen weeks ended March 30, 2025, and March 31, 2024, respectively.

(3)	Includes a gain of $3.7 million on the change in the fair value of derivative liabilities with related parties in the thirteen weeks ended March 30, 2025. Refer to Note 11 – Borrowings and Derivative Liabilities for details. Includes income of $0.1 million and expense of $4.7 million due to related parties relating to the change in the fair value of forward purchase agreements for the thirteen weeks ended March 30, 2025, and March 31, 2024, respectively. Includes $0.1 million and zero of income due to related parties other income, net in the thirteen weeks ended March 30, 2025, and March 31, 2024, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNPOWER INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands except number of shares)

	Thirteen Weeks Ended March 30, 2025 (As Restated)
					Accumulated	Total
			Additional		Other	Stockholders’
	Common Stock		Paid-in-	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance as of December 29, 2024	73,784,645	$14	$313,661	$(411,379)	$165	$(97,539)
Exercise of common stock options	43,793	—	57	—	—	57
Stock-based compensation	—	—	469	—	—	469
Vesting of restricted stock units	192,398	—	—	—	—	—
Exercise of common stock warrants	6,000,000	—	60	—	—	60
Net income	—	—	—	4,812	—	4,812
Foreign currency translation adjustment	—	—	—	—	—	—
Balance as of March 30, 2025 (As Restated)	80,020,836	$14	$314,247	$(406,567)	$165	$(92,141)

	Thirteen Weeks Ended March 31, 2024
					Accumulated	Total
			Additional		Other	Stockholders’
	Common Stock		Paid-in-	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance as of December 31, 2023	49,065,361	$7	$277,965	$(354,928)	$143	$(76,813)
Exercise of common stock options	31,176	—	26	—	—	26
Stock-based compensation	—	—	1,341	—	—	1,341
Net loss	—	—	—	(9,588)	—	(9,588)
Foreign currency translation adjustment	—	—	—	—	(45)	(45)
Balance as of March 31, 2024	49,096,537	$7	$279,332	$(364,516)	$98	$(85,079)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNPOWER INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands except number of shares)

	Thirteen Weeks Ended
	March 30, 2025	March 31, 2024
	(As Restated)
Cash flows from operating activities
Net income (loss)	$4,812	$(9,588)
Adjustments to reconcile net income (loss) from operations to net cash used in operating activities:
Stock-based compensation expense	469	1,341
Non-cash interest expense	—	1,008
Non-cash lease expense	288	181
Depreciation and amortization	1,583	357
Provision for credit losses	1,087	62
Change in reserve for excess and obsolete inventory	—	(344)
Change in fair value of SAFE Agreement – related party	20	—
Change in fair value of forward purchase agreement liabilities (1)	(268)	5,578
Change in fair value of derivative liabilities (2)	(15,127)	—
Amortization of debt issuance costs (3)	3,655	—
Change in fair value of warrant liabilities	1,092	(7,246)
Non-cash income (4)	(158)	—
Accretion of debt in CS Solis – related party	—	2,560
Changes in operating assets and liabilities:
Accounts receivable	(223)	5,280
Inventories	11,386	629
Contract assets	(11,279)	—
Prepaid expenses and other current assets	(4,413)	41
Other noncurrent assets	14	—
Accounts payable	6,896	(2,599)
Accrued expenses and other liabilities	(5,173)	(1,613)
Operating lease liabilities	(352)	(180)
Contract liabilities	3,064	(413)
Net cash used in operating activities	(2,627)	(4,946)
Cash flows from investing activities
Capitalization of internal-use software costs	—	(536)
Net cash used in investing activities	—	(536)
Cash flows from financing activities
Proceeds from issuance of convertible notes	200	—
Principal repayment of note payable	—	(300)
Finance lease payments	(515)	—
Proceeds from exercise of common stock options	57	26
Proceeds from exercise of warrant for common stock	60	—
Proceeds from issuance of SAFE agreements	—	5,000
Net cash (used in) provided by financing activities	(198)	4,726
Effect of exchange rate changes	—	(45)
Net decrease in cash, cash equivalents and restricted cash	(2,825)	(801)
Cash, cash equivalents, and restricted cash at beginning of period	17,219	6,416
Cash, cash equivalents, and restricted cash at end of period	$14,394	$5,615

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,388	$—

(1)	Includes related party income $0.1 million in the thirteen weeks ended March 30, 2025.

(2)	Includes related party gain on remeasurement of $3.7 million in the thirteen weeks ended March 30, 2025.

(3)	Includes related party amortization of $0.7 million in the thirteen weeks ended March 30, 2025.

(4)	Includes related party non-cash income of less than $0.1 million in the thirteen weeks ended March 30, 2025.

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

The Company originally incorporated in Delaware under the name Complete Solaria Inc. and is a residential solar installer that offers storage and home energy solutions to customers in North America. The Company was formed through Complete Solar Holding Corporation’s acquisition of The Solaria Corporation (“Solaria”). The Company is headquartered in Orem, Utah.

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

As described in Note 2 – Restatement of Previously Issued unaudited Condensed Consolidated Financial Statements, the unaudited condensed consolidated financial statements as of and for the thirteen and thirty-nine week periods ended March 30, 2025, (collectively, the “Affected Periods”), are restated in this Quarterly Report on Form 10-Q/A (this “Amended Report”, this “Quarterly Report” or this “Form 10-Q/A”) to reflect the corrections related the recognition of revenue, cost of revenues, sales commissions, general and administrative expenses and interest expense. The restated unaudited condensed consolidated financial statements are indicated as “Restated” in the unaudited condensed consolidated financial statements and accompanying notes, as applicable. See Note 2 – Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements for further discussion.

(b) Liquidity and Going Concern

Since inception through December 29, 2024, the Company incurred recurring losses and through March 30, 2025, has incurred negative cash flows from operations. The Company’s net income was $4.8 million in the thirteen weeks ended March 30, 2025. The Company’s income before tax is principally attributable to a $15.1 million gain on the remeasurement of its derivative liabilities in the period. The Company had an accumulated deficit of $406.6 million and current debt of $4.3 million as of March 30, 2025, and cash and cash equivalents, excluding restricted cash, of $10.6 million as of March 30, 2025. The Company believes that operating losses and negative operating cash flows will continue into the foreseeable future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

(2) Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements

On April 14, 2026, authorized officers of the Company and the Audit Committee of the Board of Directors determined that the Company’s previously issued interim financial statements as of and for the thirteen weeks ended March 30, 2025 contain material errors and should no longer be relied upon and should be restated. These material errors related to the recognition of revenue (and related cost of revenues, sales commissions, sales and marketing, and general and administrative expenses) and interest expense. Additionally, the Company has corrected other immaterial errors related to the reclassification of current and non-current debt obligations, reclassification of payroll expenses between cost of revenues and operating expenses, and the vesting of restricted stock units and related stock-based compensation expense.

This note discloses the nature of the restatement and other adjustments and the cumulative effects of these adjustments on the Company’s unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of operations and comprehensive income (loss), unaudited condensed consolidated statements of stockholders’ deficit and unaudited condensed consolidated statements of cash flows for the periods included in the original Form 10-Q for the thirteen week period ended March 30, 2025 (the “Original Report”).

The unaudited condensed consolidated balance sheet, statement of operations and comprehensive income (loss), statement of changes in stockholders’ deficit and statement of cash flows as of and for the thirteen week period ended March 30, 2025 have been restated to reflect the corrections identified and described below. The restatement adjustments and their impacts on the previously issued unaudited condensed consolidated financial statements are shown in the restatement tables of this footnote. The effects of the restatement also have been reflected in the impacted tables and footnotes throughout the notes to these unaudited condensed consolidated financial statements in this Form 10-Q/A.

Unaudited Condensed Consolidated Financial Statements – Restatement Reconciliation Tables

In light of the foregoing, in accordance with ASC 250, Accounting Changes and Error Corrections, we are restating the previously issued condensed consolidated financial statements as of March 30, 2025, to reflect the effects of the restatement adjustments, and to make certain corresponding disclosures. The following tables present a reconciliation of the Company’s unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of operations and comprehensive income (loss), unaudited condensed consolidated statements of stockholders’ deficit and unaudited condensed consolidated statements of cash flows previously reported for the period to the restated and revised amounts.

SUNPOWER INC.

Restated Unaudited Condensed Consolidated Balance Sheet

(in thousands except share and per share amounts)

		As of March 30, 2025
	Explanatory Note	As Previously Reported	Restatement Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents		$10,553	$—	$10,553
Accounts receivable, net	A	29,305	(4,327)	24,978
Inventories	B	11,010	(286)	10,724
Prepaid expenses and other current assets		12,619	—	12,619
Contract assets		37,345	—	37,345
Total current assets		100,832	(4,613)	96,219
Restricted cash		3,841	—	3,841
Property and equipment, net		4,625	—	4,625
Operating lease right-of-use assets		2,753	—	2,753
Other noncurrent assets		614	—	614
Goodwill		18,476	—	18,476
Intangible assets, net		16,670	—	16,670
TOTAL ASSETS		$147,811	$(4,613)	$143,198

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable		$14,876	$—	$14,876
Accrued expenses and other current liabilities	C	51,431	(500)	50,931
Short-term debt with related parties		1,500	—	1,500
Notes payable, current	D	—	2,786	2,786
Contract liabilities		13,101	—	13,101
SAFE Agreement with related party		404	—	404
Forward purchase agreement with related parties		1,176	—	1,176
Forward purchase agreement liabilities		2,050	—	2,050
Total current liabilities		84,538	2,286	86,824
Warranty provision, noncurrent		3,437	—	3,437
Warrant liability		2,653	—	2,653
Contract liabilities, noncurrent		884	—	884
Notes payable and derivative liabilities, net of current portion	E	84,959	(3,349)	81,610
Notes payable and derivative liabilities with related parties, net of current portion	F	50,395	(390)	50,005
Other long-term liabilities		8,039	—	8,039
Operating lease liabilities, net of current portion		1,887	—	1,887
Total liabilities		236,792	(1,453)	235,339

Commitments and contingencies

Stockholders’ (deficit)
Common stock		14	—	14
Additional paid-in-capital	G	314,092	155	314,247
Accumulated other comprehensive income		165	—	165
Accumulated deficit		(403,252)	(3,315)	(406,567)
Total stockholders’ deficit		(88,981)	(3,160)	(92,141)
Total liabilities and stockholders’ (deficit)		$147,811	$(4,613)	$143,198

SUNPOWER INC.

Restated Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)

(in thousands except share and per share amounts)

		Thirteen Weeks Ended March 30, 2025
	Explanatory Note	As Previously Reported	Restatement Adjustments	As Restated

Revenues	A	$82,740	$(4,327)	$78,413
Cost of revenues	H	42,599	8,438	51,037
Gross profit		40,141	(12,765)	27,376
Operating expenses:
Sales commissions		7,684	—	7,684
Sales and marketing	I	6,825	1,697	8,522
General and administrative	J	24,590	(9,694)	14,896
Total operating expenses		39,099	(7,997)	31,102
Income (loss) from operations		1,042	(4,768)	(3,726)
Interest expense	K	(7,494)	1,453	(6,041)
Interest income		3	—	3
Other income, net		14,576	—	14,576
Total other income (expense), net		7,085	1,453	8,538
Income before income taxes		8,127	(3,315)	4,812
Income tax provision		—	—	—
Net income		8,127	(3,315)	4,812
Comprehensive loss, net of tax		$8,127	$(3,315)	$4,812
Net income per share attributable to common stockholders
Basic		$0.10	$(0.04)	$0.06
Diluted		$0.00	$0.06	$0.02
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	G	80,110,127	99,458	80,209,585
Diluted	L	162,367,934	(50,065,871)	112,302,063

SUNPOWER INC.

Restated Unaudited Condensed Consolidated Statement of Stockholders’ Deficit

(in thousands except number of shares)

		Thirteen Weeks Ended March 30, 2025
	Explanatory	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Note	Shares	Amount	Capital	Deficit	Income	Deficit
As Previously Reported
Balance as of December 29, 2024		73,784,645	$14	$313,661	$(411,379)	$165	$(97,539)
Exercise of common stock options		43,793	—	57	—	—	57
Stock-based compensation		—	—	314	—	—	314
Vesting of restricted stock units		93,470	—	—	—	—	—
Exercise of common stock warrants		6,000,000	—	60	—	—	60
Net income (loss)		—	—	—	8,127	—	8,127
Balance as of March 30, 2025		79,921,908	$14	$314,092	$(403,252)	$165	$(88,981)

Adjustments
Balance as of December 29, 2024		—	$—	$—	$—	$—	$—
Exercise of common stock options		—	—	—	—	—	—
Stock-based compensation	G	—	—	155	—	—	155
Vesting of restricted stock units	G	98,928	—	—	—	—	—
Exercise of common stock warrants		—	—	—	—	—	—
Net income (loss)		—	—	—	(3,315)	—	(3,315)
Balance as of March 30, 2025		98,928	$—	$155	$(3,315)	$—	$(3,160)

As Restated
Balance as of December 29, 2024		73,784,645	$14	$313,661	$(411,379)	$165	$(97,539)
Exercise of common stock options		43,793	—	57	—	—	57
Stock-based compensation		—	—	469	—	—	469
Vesting of restricted stock units		192,398	—	—	—	—	—
Exercise of common stock warrants		6,000,000	—	60	—	—	60
Net income (loss)		—	—	—	4,812	—	4,812
Balance as of March 30, 2025		80,020,836	$14	$314,247	$(406,567)	$165	$(92,141)

SUNPOWER INC.

Restated Unaudited Condensed Consolidated Statement of Cash Flows

(in thousands except share and per share amounts)

		Thirteen Weeks Ended March 30, 2025
	Explanatory Note	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities
Net income (loss)	A,H,I,J,K	$8,127	$(3,315)	$4,812
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock-based compensation	G	314	155	469
Non-cash interest expense		—	—	—
Non-cash lease expense		288	—	288
Depreciation and amortization		1,583	—	1,583
Provision for credit losses		1,087	—	1,087
Change in fair value of SAFE Agreements with related party		20	—	20
Change in fair value of forward purchase agreement liabilities		(268)	—	(268)
Change in fair value of derivative liabilities		(15,127)	—	(15,127)
Amortization of debt issuance costs	M	4,608	(953)	3,655
Change in fair value of warrant liabilities		1,092	—	1,092
Non-cash income		(158)	—	(158)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	A	(4,550)	4,327	(223)
Inventories	B	11,100	286	11,386
Contract assets		(11,279)	—	(11,279)
Prepaid expenses and other current assets		(4,413)	—	(4,413)
Other noncurrent assets		14	—	14
Accounts payable		6,896	—	6,896
Accrued expenses and other current liabilities	C	(4,673)	(500)	(5,173)
Operating lease liabilities		(352)	—	(352)
Contract liabilities		3,064	—	3,064
Net cash used in operating activities		(2,627)	—	(2,627)
Cash flows from investing activities
Capitalization of internal-use-software costs		—	—	—
Net cash used in investing activities		—	—	—
Cash flows from financing activities
Proceeds from issuance of convertible notes		200	—	200
Finance lease payments		(515)	—	(515)
Proceeds from exercise of common stock options		57	—	57
Proceeds from exercise of warrant for common stock		60	—	60
Net cash provided by financing activities		(198)	—	(198)
Effect of exchange rate changes		—	—	—
Net decrease in cash, cash equivalents and restricted cash		(2,825)	—	(2,825)
Cash, cash equivalents, and restricted cash at beginning of period		17,219	—	17,219
Cash, cash equivalents and restricted cash at end of period		$14,394	$—	$14,394

Description of Restatement Adjustments

The nature and categories of the restatement adjustments and their impacts on the previously reported unaudited condensed consolidated financial statements included in the Original Report are described in the following explanatory notes. The correction of these errors resulted in changes in the components of within cash flows from operations, but resulted in no net change in cash flows from operations. (in thousands):

A	To correct errors relating to an overstatement of accounts receivables and revenues of $4.3 million attributable to transactions that were double counted or recognized in the incorrect period.

B	To correct the overstatement of inventory by $0.3 million arising from errors in the reconciliation of inventory balances.

C	To correct errors related to the overstatement of accrued interest of $0.5 million relating to the senior unsecured convertible notes payable.

D	To correct an error in the classification of the current portion of the senior unsecured convertible notes of $2.8 million that was previously classified as a long-term liability within notes payable and derivative liabilities, net of current portion.

E	To correct an error in the classification of the current portion of the senior unsecured convertible notes of $2.8 million that was previously classified as a long-term liability within notes payable and derivative liabilities, net of current portion and to correct an error in the overstatement of amortization of debt discount and issuance costs and resulted understatement of unamortized debt discount and issuance costs of $0.6 million related to the senior unsecured convertible notes.

F	To correct an error in the overstatement of amortization of debt discount and issuance costs and resulted understatement of unamortized debt discount and issuance costs of $0.4 million related to the senior unsecured convertible notes.

G	To correct errors in the restricted stock units (“RSUs”) granted and vested resulting in an understatement of stock-based compensation expense by $0.2 million which understated additional paid-in capital. This error resulted in an understatement of the non-cash adjustment of stock-based compensation in the unaudited consolidated statement of cash flow.

H	To correct (i) the classification of $7.6 million of payroll expense that was classified in general and administrative expense (ii) the classification of amortization expense related to intangible assets by $0.4 million that was classified in general and administrative expense, (iii) to correct for the understatement of stock-based compensation expense by $0.1 million and (iv) for an overstatement of inventory $0.3 million arising from errors in the reconciliation of inventory balances.

I	To correct the classification of $1.6 million of payroll expenses previously classified within general and administrative expense and correct an error related to understatement of stock-based compensation expense by $0.06 million relating to the grant and vesting of RSUs.

J	To correct (i) the classification of $0.4 million of amortization expense from general & administrative expenses to cost of revenues; and (ii) the classification of payroll expenses by $9.3 million that was misclassified as general and administrative expenses and reclassified to cost of revenues and sales and marketing expenses.

K	To correct for the overstatement of amortization of debt discount and issuance costs of $1.0 million and overstatement of interest expense by $0.5 million relating to long-term debt.

L	The change in the dilutive shares is to correct dilutive securities considered in the calculation of diluted earnings per share due to the change in operating results.

M	To correct the overstatement of amortization of debt discount and issuance costs of $1.0 million resulting in the overstatement of non-cash adjustments in the unaudited consolidated statement of cash flow.

(3) Summary of Significant Accounting Policies

(a) Basis of Presentation

The interim unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying interim consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim unaudited consolidated financial statements do not include all the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, these interim unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 30, 2025, and the results of operations for the thirteen week periods ended March 30, 2025, and March 31, 2024. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. These interim unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 29, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2025.

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

Disaggregation of revenue

Refer to the table below for the Company’s revenue recognized (in thousands):

	Thirteen weeks ended
	March 30,	March 31,
	2025	2024
	(As Restated)
Residential Solar Installation
Revenue recognized over time	$36,504	$10,040
Revenue recognized at a point in time	—	—
Total Residential Solar Installation	36,504	10,040

New Homes Business
Revenue recognized over time	15,466	—
Revenue recognized at a point in time	26,443	—
Total New Homes Business	41,909	—
Total revenue	$78,413	$10,040

Total revenue recognized over time	$51,970	$10,040
Total revenue recognized at a point in time	26,443	—

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

Net assets acquired:
Cash	$1,000
Accounts receivable	11,999
Contract assets	4,615
Inventories	27,706
Prepaid expenses and other current assets	2,219
Property and equipment	5,867
Operating lease right-of-use assets	2,506
Other noncurrent assets	541
Intangibles	18,100
Deferred revenue	(7,361)
Accounts payable	(5,270)
Accrued expenses and other current liabilities	(13,955)
Operating lease liabilities	(2,963)
Other long-term liabilities	(8,980)
Fair value of net tangible assets acquired	36,024
Consideration transferred	$54,500
Goodwill recognized	$18,476

(5) Fair Value Measurements

The following table sets forth the Company’s financial assets and liabilities that are measured at fair value, on a recurring basis (in thousands):

	As of March 30, 2025
	Level 1	Level 2	Level 3	Total
	(As Restated)
Financial Assets
Restricted cash	$3,841	$—	$—	$3,841
Total	$3,841	$—	$—	$3,841
Financial Liabilities
July 2024 Notes derivative liability	$—	$—	$11,885	$11,885
July 2024 Notes derivative liability – related parties	—	—	18,514	18,514
September 2024 derivative liability	—	—	45,920	45,920
September 2024 derivative liability - related parties	—	—	5,676	5,676
Forward purchase agreement liabilities (1)	—	—	3,226	3,226
Public warrants	1,466	—	—	1,466
Private placement warrants	—	—	1,065	1,065
Working capital warrants	—	—	122	122
SAFE Agreement with related party	—	—	404	404
Total	$1,466	$—	$86,812	$88,278

	As of December 29, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Restricted cash	$3,841	$—	$—	$3,841
Total	$3,841	$—	$—	$3,841
Financial Liabilities
July 2024 Notes derivative liability	$—	$—	$13,563	$13,563
July 2024 Notes derivative liability – related parties	—	—	21,127	21,127
September 2024 Notes derivative liability	—	—	55,474	55,474
September 2024 Notes derivative liability – related parties	—	—	6,958	6,958
Forward purchase agreement liabilities (1)	—	—	3,494	3,494
Public warrants	862	—	—	862
Private placement warrants	—	—	627	627
Working capital warrants	—	—	72	72
SAFE Agreement with related party	—	—	384	384
Total	$862	$—	$101,699	$102,561

(1)	Includes $1.2 million and $1.3 million due to related parties as of March 30, 2025, and December 29, 2024, respectively.

Subsequent to issuance, changes in the fair value of the derivative liabilities, liability classified warrants, forward purchase agreements and SAFEs are recorded within other income, net in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss).

Derivative liabilities

The Company issued derivative liabilities in conjunction with the issuance of certain convertible notes in July 2024 and September 2024 (refer to Note 11 – Borrowings and Derivative Liabilities). The Company valued the derivative liabilities as of March 30, 2025, and December 29, 2024 using a binomial lattice model, which includes level 3 unobservable inputs. The key inputs used were dividend yield, the Company’s common stock price, volatility, risk-free rate and the expected term of the derivative liabilities.

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

Financial Liabilities Not Measured at Fair Value:

The following table sets forth the Company’s financial liabilities that were not measured at fair value, on a non-recurring basis (in thousands):

	As of March 30, 2025
	Principal amount (1)	Unamortized debt discount and debt issuance costs	Net carrying amount excluding capitalized interest (1)	Fair value
	(As Restated)
12.0% senior unsecured convertible notes
July 2024 Notes	$22,763	$(10,761)	$12,002	$20,333
July 2024 Notes – related parties	33,969	(16,678)	17,291	31,677
Subtotal July 2024 Notes	56,732	(27,439)	29,293	52,010

7.0% senior unsecured convertible notes
September 2024 Notes	71,250	(62,607)	8,643	68,347
September 2024 Notes – related parties	8,750	(7,738)	1,012	8,394
Subtotal September 2024 Notes	80,000	(70,345)	9,655	76,741
Total (As Restated)	$136,732	$(97,784)	$38,948	$128,751

	As of December 29, 2024
	Principal amount (1)	Unamortized debt discount and debt issuance costs	Net carrying amount excluding capitalized interest (1)	Fair value
12.0% senior unsecured convertible notes
July 2024 Notes	$22,765	$(10,874)	$11,891	$21,390
July 2024 Notes – related parties	33,969	(16,877)	17,092	33,323
Subtotal July 2024 Notes	56,734	(27,751)	28,983	54,713

7.0% senior unsecured convertible notes
September 2024 Notes	71,800	(66,164)	5,636	77,245
September 2024 Notes – related parties	8,000	(7,524)	476	8,583
Subtotal September 2024 Notes	79,800	(73,688)	6,112	85,828
Total	$136,534	$(101,439)	$35,095	$140,541

(1)	Excludes capitalized interest (coupon interest, default interest and failure to file interest) of $13.5 million and $13.6 million as of March 30, 2025, and December 29, 2024, respectively, included in the July 2024 Notes.

As of March 30, 2025, and December 29, 2024, the July 2024 Notes and the September 2024 Notes were fair valued using a binomial lattice model, which includes Level 3, unobservable inputs. The key inputs used are consistent with those used to fair value the derivative liabilities as discussed under Derivative liabilities above.

(6) Other Intangible Assets

The Company’s other intangible assets were acquired in connection with the SunPower Acquisition on September 30, 2024. The following table represents the Company’s other intangible assets with finite useful lives as of March 30, 2025, and December 29, 2024 (in thousands):

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

Aggregate amortization expense for intangible assets was $0.7 million and zero for the thirteen weeks ended March 30, 2025, and March 31, 2024, respectively. Amortization expense is recognized within cost of revenues and general and administrative expenses in the accompany unaudited condensed consolidated statements of operations and comprehensive income (loss).

(7) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of
	March 30,	December 29,
	2025	2024
	(As Restated)
Accrued compensation and benefits	$7,406	$6,619
Professional fees	7,629	8,028
Accrued legal settlements	7,700	7,700
Accrued rebates and credits	7,194	7,641
Deferred financing fees	4,674	4,674
Accrued interest (1)	5,543	4,523
Other accrued liabilities (2)	10,785	16,896
Total accrued expenses and other current liabilities	$50,931	$56,081

(1)	Includes related party accrued interest of $2.1 million and $2.2 million at March 30, 2025, and December 29, 2024, respectively.

(2)	No individual items exceed 5% of total current liabilities.

(8) Other Income, Net

Other income, net consists of the following (in thousands):

	Thirteen weeks ended
	March 30,	March 31,
	2025	2024
Gain on remeasurement of derivative liabilities(1)	$15,127	$—
Change in fair value of forward purchase agreement liabilities(2)	269	(5,578)
Change in fair value of SAFE Agreement with related party	(20)	—
Change in fair value of FACT public, private placement and working capital warrants	(1,092)	(489)
Change in fair value of Carlyle Warrants with related party	—	6,429
Change in fair value of redeemable convertible preferred stock warrant liability	—	1,305
Other, net(3)	292	(148)
Total Other income, net	$14,576	$1,519

(1)	Includes a gain of $3.7 million on the change in the fair value of derivative liabilities with related parties in the thirteen weeks ended March 30, 2025. Refer to Note 11 – Borrowings and Derivative Liabilities for details.

(2)	Includes income of $0.1 million and expense of $4.7 million due to related parties for the thirteen weeks ended March 30, 2025, and March 31, 2024, respectively.

(3)	Includes $0.1 million and zero of income due to related parties in the thirteen weeks ended March 30, 2025, and March 31, 2024, respectively.

(9) Common Stock

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

(10) Warrants

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

Working Capital Warrants

Additionally, at the closing of the Mergers, the Company issued 716,668 Working Capital warrants, which have identical terms as the Private Placement Warrants to the sponsor in satisfaction of certain liabilities of FACT. The Company recorded an expense of less than $0.1 million within Other income, net in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) in each of the thirteen week periods ended March 30, 2025, and March 31, 2024, respectively.

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

In July 2023, and in connection with the closing of the Mergers, the Company entered into the Carlyle Warrant Amendment (as defined in Note 11 – Borrowings and Derivative Liabilities), Based on the exchange ratio included in the Mergers, the 1,995,879 outstanding warrants to purchase Legacy Complete Solaria Common Stock prior to modification were exchanged into warrants to purchase 1,995,879 shares of Complete Solaria Common Stock. The Carlyle Warrant Amendment required the Company to issue to Carlyle a warrant to purchase up to 2,745,879 shares of Complete Solaria Common Stock at a price per share of $0.01, which was inclusive of the outstanding warrant to purchase 1,995,879 shares at the time of modification. The warrant, which expires on July 18, 2030, provided Carlyle with the right to purchase shares of Complete Solaria Common Stock based on (a) the greater of (i) 1,995,879 shares and (ii) the number of shares equal to 2.795% of Complete Solaria’s issued and outstanding shares of common stock, on a fully-diluted basis; plus (b) on and after the date that was ten (10) days after the date of the agreement, an additional 350,000 shares; plus (c) on and after the date that was thirty (30) days after the date of the agreement, if the original investment amount had not been repaid, an additional 150,000 shares; plus (d) on and after the date that was ninety (90) days after the date of the agreement, if the original investment amount had not been repaid, an additional 250,000 shares, in each case, of Complete Solaria Common Stock at a price of $0.01 per share. The modification of the warrant resulted in the reclassification of previously equity-classified warrants to liability classification, which was accounted for in accordance with ASC 815 and ASC 718, Compensation – Stock Compensation.

As of March 31, 2024, the fair value of the Carlyle warrant was $3.1 million, and the Company recorded income of $6.4 million within Other income, net in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss for the thirteen weeks ended March 31, 2024.

As of June 30, 2024, the Carlyle Warrant had a fair value of $6.6 million. On July 1, 2024, in connection with the Exchange Agreement (as defined in Note 11 – Borrowings and Derivative Liabilities), the Carlyle Warrant was modified, and the modification fixed the number of shares of the Company’s common stock that may be issued upon exercise of the Carlyle Warrant at 4,936,483. At the July 1, 2024, modification date, the Carlyle Warrant had a fair value of $7.3 million, and the Company recognized $0.7 million of expense related to the remeasurement of the liability which was classified within “Gain on Troubled Debt Restructuring” within the Company’s consolidated statement of operations and comprehensive loss in its fiscal 2024 consolidated results. The modification of the Carlyle Warrant also resulted in the reclassification of the Carlyle Warrant from liability to equity classification, resulting in an increase to additional paid-in capital of $7.3 million and a reduction in the warrant liability of $7.3 million.

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

Cantor Warrant

In July 2024, the Company issued a warrant (“Cantor Warrant”) to a third-party service provider to purchase 3,066,141 shares of the Company’s common stock in exchange for services provided in the issuance of the July 2024 Notes (refer to Note 11 – Borrowings and Derivative Liabilities). The Cantor Warrant was immediately exercisable at a price of $1.68 per share and has an expiration date in July 2029. At issuance, the fair value of the Cantor Warrant was determined to be $1.4 million, of which $0.9 million was recorded as a debt discount and $0.5 million was attributable to the convertible notes issued in the Exchange Agreement and reduced the gain on the troubled debt restructuring recognized in its annual consolidated statement of operations and comprehensive loss for fiscal 2024 as described in Note 11 – Borrowings and Derivative Liabilities. The fair value of this warrant was derived using the Black-Scholes model with the following assumptions: expected volatility of 55%; risk-free interest rate of 4.2%; expected term of 5 years; and no dividend yield. The fair value of this warrant was recorded within additional paid-in capital on the Company’s unaudited condensed consolidated balance sheets and is not remeasured in future periods as it meets the conditions for equity classification.

(11) Borrowings and Derivative Liabilities

The Company’s borrowings and derivative liabilities consisted of the following (in thousands):

	As of
	March 30,	December 29,
	2025	2024
	(As Restated)
July 2024 Notes	$17,972	$17,965
July 2024 Notes derivative liability	11,885	13,563
July 2024 Notes – related parties	24,779	24,632
July 2024 derivative liability – related parties	18,514	21,127
September 2024 Notes	8,643	5,636
September 2024 Notes derivative liability	45,920	55,474
September 2024 Notes – related party	1,012	476
September 2024 Notes – derivative liability – related party	5,676	6,958
Revolver Loan	1,500	1,500
Total Notes payable	135,901	147,331
Less amounts classified as current	(4,286)	(1,500)
Notes payable and convertible notes, net of current portion	$131,615	$145,831

12% Senior Unsecured Convertible Notes

In July 2024, the Company issued $46.0 million of senior unsecured convertible notes (“July 2024 Notes”) consisting of $28.0 million in cash proceeds and $18.0 million arising from an exchange of debt (“Debt Exchange”) as described below under Exchange Agreement. Cash proceeds of $28.0 million included $18.0 million from the Rodgers Massey Revocable Trust (“Rodgers Revocable Trust”), a related party. The $18.0 million exchange of debt included $10.0 million issued to Carlyle. Carlyle was deemed to be a related party in the fiscal year ended December 29, 2024 and in the thirteen week period ended March 30, 2025.

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

In connection with the Debt Exchange, the Company issued the Cantor Warrant, as described in Note 10 –Warrants, for shares of the Company’s common stock. At issuance, the Cantor Warrant had a fair value of $1.4 million, of which $0.9 million was recorded as a debt discount, and $0.5 million was included in the calculation of the Company’s “Gain on the Troubled Debt Restructuring” on the Company’s consolidated statement of operations and comprehensive loss in the year ended December 29, 2024, as discussed below in the Exchange Agreement.

The effective interest rate on the July 2024 Notes cash proceeds of $28.0 million approximates 45%. Coupon interest, default interest and failure to file interest on the $18.0 million Debt Exchange were capitalized as part of the July 2024 Notes. Accordingly, the effective interest rate on the $18.0 million arising from the Debt Exchange is nil as of December 28, 2025.

There are no financial covenants. The July 2024 Notes are not in default. However, due to the delayed filing of its Form 10-K for the year ended December 29, 2024, the Company was required to accrue incremental interest of 0.5% beginning April 16, 2025, through April 30, 2025, the date upon which the Form 10-K was filed.

The carrying amount of the convertible July 2024 Notes, excluding the fair value of the derivative liability was as follows (in thousands):

	As of
	March 30,	December 29,
	2025	2024
	(As Restated)
July 2024 Notes	$70,190	$70,348
Less Unamortized debt discount	(27,439)	(27,751)
Total carrying amount of July 2024 Notes	$42,751	$42,597

For the thirteen week period ended March 30, 2025, total interest expense was $1.1 million of which interest expense and amortization of debt discount and issuance costs were $0.8 million and $0.3 million, respectively. Of these amounts related party interest expense and amortization of debt discount and issuance costs were $0.5 million and $0.2 million, respectively.

7% Senior Unsecured Convertible Notes

In September 2024, the Company issued $66.8 million of senior unsecured convertible notes to various lenders (the “September 2024 Notes”), $4.0 million of which were issued to Rodgers Family Freedom and Free Markets Charitable Trust (“Massey Charitable Trust”), a related party and $4.0 million were issued to Rodgers Massey Revocable Living Trust (collectively with Massey Charitable Trust, “Massey Trusts”), also a related party. In addition, effective December 30, 2024, an additional $0.75 million of the September 2024 Notes was deemed to be with a related party. The September 2024 Notes bear interest at 7% per annum, and the principal is payable in full at maturity on July 1, 2029. The interest is payable in cash on January 1 and July 1 of each year, beginning on January 1, 2025. The September 2024 Notes are convertible into shares of the Company’s common stock at the option of the holder at a conversion rate of $2.14 per common share. Holders of the September 2024 Notes may convert at any time. The September 2024 Notes may be declared due and payable at the option of the holder upon an event of default and upon a qualifying change of control event. The conversion option is required to be bifurcated as a derivative liability, and the Company recorded a derivative liability of $91.5 million on the issuance date. As the fair value of the derivative liability exceeded the proceeds received, the Company recorded a corresponding financing loss of $24.7 million and debt discount for $66.8 million as of the issuance date as further described below in the Exchange Agreement. At the date of issuance, the $66.8 million of notes were issued with a debt discount equal to the entire principal amount, resulting in an initial net carrying amount of zero. The debt discount is being amortized on a straight-line basis over the term of the September 2024 Notes. In December 2024, the Company issued an additional $13.0 million of September 2024 Notes for cash. The Company recognized a $10.9 million debt discount in connection with these additional proceeds. The effective interest rate on this tranche is 64%. The Company issued an additional $0.2 million of September 2024 Notes in the quarter ended March 30, 2025. There are no financial covenants.

The carrying amount of the convertible September 2024 Notes, inclusive of the fair value of the derivative liability was as follows (in thousands):

	As of
	March 30,	December 29,
	2025	2024
	(As Restated)
September 2024 Notes	$80,000	$79,800
Less Unamortized debt discount	(70,345)	(73,688)
Total carrying amount of September 2024 Notes	$9,655	$6,112

For the thirteen week period ended March 30, 2025, total interest expense was $5.0 million of which interest expense and amortization of debt discount and issuance costs were $1.4 million and $3.6 million, respectively. Interest expense and amortization of debt issuance costs with related parties was $0.1 million and $0.5 million in the thirteen week period ended March 30, 2025, respectively.

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

Interest expense recognized was less than $0.1 million in each of the thirteen weeks ended March 30, 2025, and March 31, 2024. Related party interest expense was less than $0.1 million in each of the thirteen weeks ended March 30, 2025, and March 31, 2024.

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

On July 17 and July 18, 2023, and in connection with obtaining consent for the Mergers, Legacy Complete Solaria, FACT and Carlyle entered into an Amended and Restated Consent to the Business Combination Agreement (“Carlyle Debt Modification Agreement”) and an amended and restated warrant agreement (“Carlyle Warrant Amendment”), which modified the terms of the mandatorily redeemable investment made by Carlyle in Legacy Complete Solaria. Refer to Note 10 – Warrants for a description of the Carlyle Warrant Amendment. The Carlyle Debt Modification Agreement accelerated the redemption date of the investment to March 31, 2024, subsequent to the modification. The acceleration of the redemption date of the investment resulted in the total redemption amount to be 1.3 times the principal at December 31, 2023. The redemption amount increased to 1.4 times the original investment as of March 31, 2024.

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

For the thirteen week periods ended March 30, 2025, and March 31, 2024, the Company recorded accretion of the liability as related party interest expense of zero and $2.5 million, respectively, and made no payments of interest expense.

(12) SAFE Agreements

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

The estimated fair value of the Third SAFE was $0.4 million at each of March 30, 2025, and December 29, 2024, based upon the assumptions disclosed in Note 5 – Fair Value Measurements. The change in the fair value of the SAFEs was expense of less than $0.1 million and zero in the thirteen weeks ended March 30, 2025, and March 31, 2024, respectively.

(13)  Stock-Based Compensation

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

The information below summarizes the stock option activity under the Plans.

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
	(As Restated)
Outstanding—December 29, 2024	9,997,233	$2.77	5.29	$6.356
Options granted	—
Options exercised	(43,793)	0.99		39
Options canceled	(2,194,273)	3.58
Outstanding—March 30, 2025	7,759,167	2.54	4.88	3,764
Vested and expected to vest— March 30, 2025	7,759,167	2.54	4.88	3,764
Vested and exercisable— March 30, 2025	3,767,004	4.73	3.53	1,763

The information below summarizes the RSU activity.

	Number of RSUs	Weighted Average Grant Date Fair Value
	(As Restated)
Unvested at December 29, 2024	1,982,135	$1.79
Granted	100,000	1.83
Vested and released	(192,398)	1.81
Cancelled or forfeited	(236,143)	1.77
Unvested at March 30, 2025	1,653,594	1.79

Stock-based compensation expense

The following table summarizes stock-based compensation expense and its allocation within the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Thirteen Weeks Ended
	March 30, 2025	March 31, 2024
	(As Restated)
Cost of revenues	$155	$27
Sales and marketing	184	216
General and administrative	130	1,098
Total stock-based compensation expense	$469	$1,341

As of March 30, 2025, unrecognized stock-based compensation costs related to service-based options and RSUs was $2.7 million and $0.7 million respectively, and such compensation cost is expected to be recognized over a weighted-average period of 3.3 years and 4.4 years, respectively.

(14) Commitments and Contingencies

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

Legal Matters

The Company is a party to various legal proceedings and claims which arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the reasonably possible loss. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred. Although claims are inherently unpredictable, the Company is not aware of any matters that may have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows. The Company has recorded $7.7 million and $7.7 million as a loss contingency for legal settlements within accrued expenses and other current liabilities in its unaudited condensed consolidated balance sheets as of March 30, 2025, and December 29, 2024, respectively.

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

In addition to the above, on August 19, 2024, Siemens applied for the enforcement to a sister state judgment in the Superior Court of Alameda, California and the court entered a judgement in favor of Siemens. On December 9, 2024, Siemens moved to amend the judgment to add the Company. as a judgement debtor. The subsidiaries opposed the Siemens motion. The court heard the motion by submission on April 3, 2025, but has not yet issued a ruling.

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

Letters of Credit

The Company had $3.5 million of outstanding letters of credit related to normal business transactions as of March 30, 2025, and December 29, 2024. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder. As discussed in Note 3 – Basis of Presentation and Summary of Significant Accounting Policies, the cash collateral in these restricted cash accounts was $3.8 million as of March 30, 2025, and December 29, 2024, respectively.

(15) Income Taxes

As a result of the Company’s history of net operating losses, the Company has provided for a full valuation allowance against its deferred tax assets. For the thirteen weeks ended March 30, 2025, and March 31, 2024, the Company recognized income tax expense of zero and one thousand dollars, respectively.

(16) Basic and Diluted Net Income (Loss) Per Share

The Company uses the two-class method to calculate net income (loss) per share. No dividends were declared or paid for the in the thirteen week periods ended March 30, 2025, and March 31, 2024.

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders for the thirteen week periods ended March 30, 2025, and March 31, 2024 (in thousands, except share and per share amounts):

	Thirteen Weeks Ended
	March 30,	March 31,
	2025	2024
	(As Restated)
Numerator for basic income (loss) per share:
Net income (loss) - basic	$4,812	$(9,588)
Numerator for diluted income (loss) per share
July 2024 Notes derivative liability and interest expense, net of tax	(3,138)	—
Third SAFE	20	—
Net income (loss) - diluted	$1,694	$(9,588)
Denominator:
Weighted average shares:
Denominator for basic income (loss) per share	80,209,585	49,077,330
Effect of dilutive securities:
July 2024 Notes derivative liability	27,364,717	—
Third SAFE	2,750,000	—
Stock options and RSUs	1,489,794	—
Warrants	487,967	—
Denominator for diluted income (loss) per share	112,302,063	49,077,330
Net income (loss) per share:
Net income (loss) – basic	$0.06	$(0.20)

Net income (loss) – diluted	$0.02	$(0.20)

The Company’s calculation of the weighted average shares outstanding is inclusive of 236,196 warrants with an insignificant exercise price (which assumes that the warrants were outstanding as of the beginning of the period or the date of the grant, whichever is earlier) for the thirteen weeks ended March 30, 2025. The computation of diluted net loss per share attributable to common stockholders is inclusive of the impact of the Third SAFE using the if-converted method for the thirteen weeks ended March 30, 2025.

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been anti-dilutive:

	As of
	March 30,	March 31,
	2025	2024
	(As Restated)
Common stock warrants	—	23,024,556
Convertible notes	37,333,318	—
Stock options and RSUs issued and outstanding	—	11,436,369
Potential common shares excluded from diluted net income (loss) per share	37,333,318	34,460,925

(17) Segment Information

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

Results by segment are as follows (in thousands):

	Thirteen Weeks Ended March 30, 2025
(in thousands)	Residential Solar Installation	New Homes Business	Total
	(As Restated)
Operating revenues	$36,504	$41,909	$78,413

Less:
Cost of revenues(1)	22,615	28,422
Sales commissions	6,667	1,017
Sales and marketing	8,522	—
General and administrative(2)	10,440	4,456
Operating (loss) income	(11,740)	8,014	(3,726)

Reconciliation of segment income before income taxes:
Unallocated amounts:
Interest expense			(6,041)
Interest income			3
Other income (expense), net			14,576
Income before income taxes			$4,812

(1)	For the thirteen weeks ended March 30, 2025, depreciation and amortization expense was $0.4 million for the Residential Solar Installation reportable segments.

(2)	For the thirteen weeks ended March 30, 2025, depreciation and amortization expense was $1.0 million and $0.2 million for the Residential Solar Installation and New Homes Business reportable segments, respectively.

	Thirteen Weeks Ended March 31, 2024
(in thousands)	Residential Solar Installation	New Homes Business	Total
Operating revenues	$10,040	$—	$10,040
	—		—
Less:
Cost of revenues	7,757	—
Sales commissions	3,116	—
Sales and marketing	1,618	—
General and administrative(1)	5,093	—
Operating income (loss)	(7,544)	—	(7,544)

Reconciliation of segment loss before income taxes:
Unallocated amounts:
Interest expense			(3,568)
Interest income			6
Other income (expense), net			1,519
Gain on troubled debt restructuring			—
Loss before income taxes			$(9,587)

(1)	For the thirteen weeks ended March 31, 2024, depreciation and amortization expense was $0.4 million for the Residential Solar Installation reportable segment.

(18) Related Party Transactions

Refer to the following notes to the Company’s unaudited condensed consolidated financial statements for details regarding the related party transactions entered into by the Company; Note 1(a) – Description of Business; Note 5 – Fair Value Measurements; Note 8 – Other Income, Net; Note 10 – Warrants; Note 11 – Borrowings and Derivative Liabilities, and Note 12 – SAFE Agreements. All other related party transactions are described herein.

The Company determined that SameDay Solar became a related party in the fourth quarter of fiscal 2024 with which the Company does business. Cost of revenue with SameDay Solar, a related party, was $0.2 million in the thirteen weeks ended March 30, 2025.

(19) Subsequent Event

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

As further discussed below and above (Note 17 – Segment Information), we have two reportable segments: Residential Solar Installation and New Home Business.

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

	Thirteen Weeks Ended
(in thousands)	March 30, 2025	March 31, 2024	$ Change	% Change
	(As Restated)
Revenues	$78,413	$10,040	$68,373	681%
Cost of revenues(1)	51,037	7,757	43,280	558
Gross profit	27,376	2,283	25,093	1,099
Gross margin %	35%	23%
Operating expenses:
Sales commissions	7,684	3,116	4,568	147
Sales and marketing(1)	8,522	1,618	6,904	427
General and administrative(1)	14,896	5,093	9,803	192
Total operating expenses	31,102	9,827	21,275	216
(Loss) from operations	(3,726)	(7,544)	3,818	51
Interest expense(2)	(6,041)	(3,568)	(2,473)	69
Interest income	3	6	(3)	(50)
Other income, net(3)	14,576	1,519	13,057	860
Income (Loss) from before taxes	4,812	(9,587)	14,399
Income tax provision	—	(1)	1	*
Net income (loss)	$4,812	$(9,588)	$14,400

*	Percentage change not meaningful

(1)	Includes stock-based compensation expense as follows (in thousands):

	Thirteen Weeks Ended
	March 30, 2025	March 31, 2024
	(As Restated)
Cost of revenues	$155	$27
Sales and marketing	184	216
General and administrative	130	1,098
Total stock-based compensation expense	$469	$1,341

(2)	Includes interest expense and amortization of debt issuance costs to related party of $1.4 million and $2.7 million in the thirteen-weeks ended March 30, 2025, and March 31, 2024, respectively.

(3)

Includes a gain of $3.7 million on the change in the fair value of derivative liabilities with related parties in the thirteen weeks ended March 30, 2025. Refer to Note 11 – Borrowings and Derivative Liabilities for details.

Includes income of $0.1 million and expense of $4.7 million with related parties relating to the change in the fair value of forward purchase agreements for the thirteen weeks ended March 30, 2025, and March 31, 2024, respectively. Includes $0.1 million and zero of income with related parties other income in the thirteen weeks ended March 30, 2025, and March 31, 2024, respectively.

Revenues

We disaggregate our revenues based on the following types of services (in thousands):

	Thirteen Weeks Ended
	March 30, 2025	March 31, 2024	$ Change	% Change
	(As Restated)
Residential Solar Installation	$36,504	$10,040	$26,464	264%
New Homes Businesses	41,909	—	41,909	*
Total revenue	$78,413	$10,040	$68,373	681

*	Percentage change not meaningful.

Revenue for Residential Solar Installation and New Homes Business reportable segments increased by $26.4 million and $42.0 million, respectively. The increase is primarily attributed to the acquisition of SunPower assets, which increased installations by approximately 800 and 2,600 for Residential Solar Installation and New Homes Business reportable segments, respectively.

Cost of Revenues and gross margin

	Thirteen Weeks Ended
	March 30,	March 31,	$	%
	2025	2024	Change	Change
	(As Restated)
Residential Solar Installation	$22,615	$7,757	$14,858	192%
New Homes Business	28,422	—	28,422	*
Total cost of revenues	$51,037	$7,757	$43,280	558

Gross Margin
Total gross margin	35%	23%

*	Percentage change not meaningful.

Cost of revenues for the Residential Solar Installation and New Homes Business reportable segments increased by $24.2 million and $19.1 million, respectively, primarily attributed to the acquisition of SunPower assets in the fourth quarter of fiscal 2024, which increased installations by approximately 800 and 2,600 for Residential Solar Installation and New Homes Business reportable segments, respectively.

Sales Commissions

	Thirteen Weeks Ended
	March 30,	March 31,	$	%
	2025	2024	Change	Change
	(As Restated)
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

Sales and Marketing

	Thirteen Weeks Ended
	March 30,	March 31,	$	%
	2025	2024	Change	Change
	(As Restated)
Residential Solar Installation	$8,522	$1,618	$6,904	427%
New Homes Business	—	—	—	—
Sales & Marketing	$8,522	$1,618	$6,904	427

Sales & Marketing expenses in the Residential Solar Installation reportable segment increased due to the acquisition of SunPower assets in the fourth quarter of fiscal 2024.

General and Administrative

	Thirteen Weeks Ended
	March 30,	March 31,	$	%
	2025	2024	Change	Change
	(As Restated)
Residential Solar Installation	$10,440	$5,093	$5,347	105%
New Homes Business	4,456	—	4,456	*
General & Administrative	$14,896	$5,093	$9,803	192

*	Percentage change not meaningful.

General & Administrative expenses for the Residential Solar Installation and New Homes Business reportable segments increased due to the acquisition of the SunPower assets in the fourth quarter of fiscal 2024.

Interest Expense

Interest expense in the thirteen-weeks ended March 30, 2025, consisted principally of $5.0 million of interest expense attributable to our September 2024 Notes and the remainder principally attributable to the July 2024 Notes. The July 2024 Notes and September 2024 Notes were issued in fiscal 2024 and replaced our then existing debt.

Interest expense in the thirteen weeks ended March 30, 2024, consisted principally of $2.6 million of relating to our obligation to Carlyle, $0.5 million relating to our secured credit line, $0.3 million related to our 2018 Bridge Loan and $0.1 million attributable to the $5.0 million revolver balance. These obligations were fully settled in the exchange agreement that we entered into in July 2024.

Other Income, Net

Other income net, for the thirteen weeks ended March 30, 2025, was $14.6 million. The main drivers of Other income, net were $15.1 million of gains on the remeasurement of the fair value of derivative liabilities associated with our July 2024 Notes and September 2024 Notes, $0.3 million of income arising from the change in the fair value of our forward purchase agreements and $0.2 million of other income, partially offset by $1.1 million of expense associated with the change in the fair value of our public, private placement and working capital warrants which are accounted for as liabilities.

Other income, net in the thirteen-weeks ended March 31, 2024, was income of $1.5 million. The main drivers of this Other income, net were $6.4 million of income due to the change in the fair value of Carlyle warrants which we accounted for as a liability and $1.3 million of income arising from the change in the fair value of a redeemable convertible preferred stock warrant liability, partially offset by $5.6 million of expense recognized in connection with the change in the fair value of forward purchase agreement liabilities and $0.5 million of expense recognized in connection with the fair value of our public, private placement and working capital warrants.

Net Income (Loss)

As a result of the factors discussed above, our net income for the thirteen-weeks ended March 30, 2025, was $4.8 million, a $14.4 million improvement, as compared to a net loss $9.6 million for the thirteen weeks ended March 31, 2024.

Liquidity and Capital Resources

Overview

Since our inception, we have incurred losses and negative cash flows from operations. We had net income of $4.8 million in the thirteen week period ended March 30, 2025, and have an accumulated deficit of $406.6 million and current debt of $4.3 million as of March 30, 2025. We had cash and cash equivalents, excluding restricted cash of $10.6 million as of March 30, 2025, which was held for working capital expenditures. We believe our operating losses and negative operating cash flows will continue into the foreseeable future.

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

Debt Financings

 In July 2024 we issued $46.0 million of 12% senior unsecured convertible notes. Of this issuance, $28.0 million was for cash and $18.0 million was in an exchange of existing debt on our unaudited condensed consolidated balance sheet. Also, during 2024, we issued $79.8 million of 7% senior unsecured convertible notes for cash. We also issued an additional $0.2 million of 7% senior unsecured convertible notes in the thirteen week period ended March 30, 2025.

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

7% Unsecured Convertible Senior Notes

 In September 2024, we issued $66.8 million of senior unsecured convertible notes to various lenders (the “September 2024 Notes”), $8.8 million are deemed to be with a related party. In December 2024, we issued additional September 2024 Notes for cash proceeds of $13.0 million, and we issued an additional $0.2 million of the September 2024 Notes in the thirteen weeks ended March 30, 2025. The September 2024 Notes bear interest at 7% per annum and mature on July 1, 2029. The September 2024 Notes are initially convertible into 467.8363 shares of common stock per $1,000 principal amount of September 2024 Notes. The September 2024 Notes may be declared due and payable at the option of the holder upon an event of default and upon a qualifying change of control event.

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

As March 30, 2025, we estimated the fair value of the Third SAFE at $0.4 million based upon the assumptions disclosed in Note 5 – Fair Value Measurements to our unaudited condensed consolidated financial statements.

Cash Flows for the Thirteen Weeks Ended March 30, 2025 and March 31, 2024

The following table summarizes Complete Solaria’s cash flows from operating, investing, and financing activities for the thirteen-weeks ended March 30, 2025, and March 31, 2024 (in thousands):

	Thirteen Weeks Ended
	March 30, 2025	March 31, 2024
Net cash used in operating activities	$(2,627)	$(4,946)
Net cash used in investing activities	—	(536)
Net cash provided by financing activities	(198)	4,726
Net decrease in cash, cash equivalents and restricted cash	(2,825)	(801)

Cash Flows from Operating Activities

Net cash used in operating activities of $2.7 million in the thirteen weeks ended March 30, 2025, was due to net income of $4.8 million offset by $7.4 million of unfavorable noncash adjustments and $0.1 million of cash outflow from changes in operating assets and liabilities. Non-cash adjustments consisted principally of $15.1 million arising from remeasurement of derivative liabilities, partially offset by $3.7 million of amortization of debt issuance costs, $1.6 million of depreciation and amortization, $1.1 million provision for credit losses, $1.1 million due to the change in the fair value of warrants classified as liabilities, and $0.5 million of stock-based compensation. Cash outflows from changes in operating assets consisted principally of $11.3 million increase in contract assets, $4.4 million increase in prepaid expenses and other current assets, a $5.2 million decrease in accrued expenses and other liabilities, and a $0.4 million decrease in current operating lease liabilities almost entirely offset by an $11.4 million decrease in inventories, a $6.9 million increase in accounts payable and a $3.1 million decrease in contract liabilities.

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

Cash Flows from Investing Activities

Net cash used in investing activities was zero and $0.5 million for the thirteen-weeks ended March 30, 2025, and March 31, 2024, respectively, and attributable to additions to internal-use-software.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.2 million for the thirteen weeks ended March 30, 2025, and consisted of $0.5 million of payments on our finance leases partially offset by $0.2 million in proceeds from the issuance of September 2024 Notes, and $0.1 million in proceeds from the exercise of stock options and warrants in exchange for the issuance of shares of our common stock.

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

As previously disclosed by us in our Current Report on Form 8-K filed with the SEC on April 14, 2026, we identified material errors related to the recognition of revenue (and related cost of revenues, sales commissions, sales and marketing, and general and administrative expenses), and interest expense (collectively “Misstatements”) in each of the quarterly periods in fiscal 2025. We determined that these material errors were the result of our previously reported material weaknesses in our internal control over financial reporting related to our control activities, information and communication, and monitoring activities. These errors were not caused by any override of controls, misconduct, or fraud. The correction of the Misstatements impacted the previously reported amounts of revenues, cost of revenues, interest expense and amortization of debt discount and issuance costs, inventory, net income per common share, and all related financial statement subtotals and totals. As a result, this Amended Report amends our previously issued quarterly report for the thirteen week period ended March 30, 2025.

As a result of this Amended Report, our principal executive officer and principal financial officer believes that the interim unaudited condensed consolidated financial statements included in this Amended Report fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

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

These material weaknesses described in the paragraphs above contributed to material accounting errors identified and corrected during the audit of the Company’s financial statements [for the fiscal year ended December 28, 2025]. If we fail to adequately remediate these material weaknesses, there could be material misstatements that may not be prevented or detected.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information with respect to legal proceedings is set forth under Note 14 – Commitments and Contingencies, in the accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

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

Since our inception, we have incurred losses and negative cash flows from operations. Our operating loss was $3.7 million before interest expense of $6.0 million and non-operating income of $14.6 million, principally due to a gain on the remeasurement of derivative liabilities, in the thirteen weeks ended March 30, 2025. We have an accumulated deficit of $406.6 million as of March 30, 2025. We have accrued expenses and other current liabilities of $50.9 million, current debt of $4.3 million, and notes payable and derivative liabilities, net of current portion of $131.6 million as of March 30, 2025, as well as other current and long-term liabilities (including the $6.9 million liability we recorded relating to a litigation matter with Siemens as well as an additional accrual for $2.0 million for attorneys’ fees, expenses, and pre-judgment interest, in accrued expenses and other current liabilities within our consolidated balance sheet as of December 29, 2024). We had cash and cash equivalents, excluding restricted cash, of $10.6 million as of March 30, 2025, which was held for working capital expenditures. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern requires that we obtain sufficient funding, either through external financial transactions or cash flows generated from operations, to meet our obligations and finance our operations.

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

Although we generated net income of $4.8 million in the thirteen weeks ended March 30, 2025, we have incurred net losses in the past, including $56.5 million in the fiscal year ended December 29, 2024. We have an accumulated deficit of $406.6 million as of March 30, 2025. Additionally, as of March 30, 2025, we had long-term indebtedness of $131.6 million. We will continue to incur net losses as spending increases to finance the expansion of operations, installation, engineering, administrative, sales and marketing staffs, spending increases on brand awareness and other sales and marketing initiatives and implement internal systems and infrastructure to support the company’s growth. We do not know whether revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on results of operations. Our ability to achieve profitability depends on a number of factors, including but not limited to:

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

See “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 14 – Commitments and Contingencies” for a further discussion of the legal claims summarized therein.

In addition to the other information provided in Note 14 – Commitments and Contingencies, on February 22, 2024, the court in the case issued an order against certain subsidiaries of the Company which awarded Siemens approximately $6.9 million. On March 15, 2024, Siemens filed a motion seeking to recover $2.67 million for attorneys’ fees, expenses, and pre-and post-judgment interest. The Company opposed Siemens’ motion for attorneys’ fees, expenses, and pre- and post-judgment interest on April 5, 2024. On June 17, 2024, the court entered a final order which awarded Siemens a total of $2.0 million in attorneys’ fees and costs. We have appealed these judgments. On August 19, 2024, Siemens applied for the enforcement to a sister state judgment in the Superior Court of Alameda, California and the court entered a judgement in favor of Siemens. On December 9, 2024, Siemens moved to amend the judgment to add the Company as a judgement debtor. Our subsidiaries opposed the Siemens motion. The court heard the motion by submission on April 3, 2025, but has not yet issued a ruling. The Company recognized $6.9 million as a legal loss related to this litigation in 2023, and in 2024, and the Company recorded an additional accrual for $2.0 million for attorneys’ fees, expenses, and pre-judgment interest, in accrued expenses and other current liabilities within its consolidated balance sheet as of December 29, 2024. This legal loss was recognized in fiscal 2024 in loss from discontinued operations, net of tax on the consolidated statements of operations and comprehensive loss. The Company recorded a liability of $6.9 million as a legal loss related to this litigation, excluding amounts for attorneys’ fees and costs, in accrued expenses and other current liabilities within its consolidated balance sheets at each of March 30, 2025, and December 29, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
2.1	Amended and Restated Business Combination Agreement, dated as of May 26, 2023, by and among Freedom Acquisition I Corp., Jupiter Merger Sub I Corp., Jupiter Merger Sub II LLC, Complete Solar Holding Corporation, and The Solaria Corporation	S-4	333-269674	2.1	May 31, 2023
2.2	Agreement and Plan of Merger, dated as of October 3, 2022, by and between Complete Solar Holding Corporation, Complete Solar Midco, LLC, Complete Solar Merger Sub, Inc., The Solaria Corporation, and Fortis Advisors LLC	S-4	333-269674	2.4	February 10, 2023
2.3	Asset Purchase Agreement dated September 19, 2023, by and among Complete Solaria, Inc., SolarCA, LLC, and Maxeon Solar Technologies, Ltd.	8-K	001-40117	2.1	2023-09-21
3.1	Certificate of Incorporation of Complete Solaria	8-K	001-40017	3.1	2023-07-21
3.2	Bylaws of Complete Solaria	8-K	001-40017	3.2	2023-07-21
4.1	Form of Replacement Warrant	8-K	001-40117	4.1	2023-10-12
4.2	Form of First Amendment to Replacement Warrant	8-K	001-40117	4.2	2023-10-12
4.3	Amended and Restated Registration Rights Agreement, dated July 18, 2023, by and among the Company and certain other stockholders party thereto	8-K	001-40117	4.1	2023-07-24
4.4	Warrant Agreement, dated February 25, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-40117	4.1	2021-03-2
4.5	Indenture, dated September 16, 2024, between the Company and U.S. Bank Trust Company, National Association	8-K	001-40117	4.1	2024-09-26
4.6	Form of 7.0% Convertible Senior Note due 2029	8-K	001-40117	4.2	2024-09-26
4.7	Exchange Agreement, dated July 1, 2024, among the Company and the purchasers party thereto	8-K	001-40117	10.1	2024-07-08
4.8	Form of SAFE (2024)	8-K	001-40017	10.1	2024-02-16
31.1*	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Inline XBRL Document Set for the unaudited condensed consolidated financial statements and accompanying notes in the Condensed Consolidated Financial Statements and Supplemental Details
104*	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101

*	Filed herewith

**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunPower Inc.

Date: May 18, 2026	By:	/s/ THURMAN J. RODGERS
Thurman J. Rodgers
Chief Executive Officer and Executive Chairman; Principal Financial Officer