Form 10-Q/A
period 2025-06-29
SunPower Inc.
filed 2026-05-19
CIK 1838987

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

EXPLANATORY NOTE

Overview

SunPower Inc. (“SunPower” or the “Company”) is filing this Amendment No. 1 on Form 10Q/A (the “Amended Report”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2025 originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 13, 2025, (the “Original Report”), in order to reflect the effects of the restatement of the financial statements included in the Original Report (the “Restatement”). This Amended Report includes the Company’s restated unaudited condensed consolidated financial statements as of and for the thirteen and twenty-six week periods ended June 29, 2025, to correct errors related to the recognition of revenues, cost of revenues, stock-based compensation expense and interest and amortization of debt discount expense, and the related balance sheet accounts including accounts receivable, net, inventories, accrued expenses and other current liabilities, notes payable, current, notes payable and derivative liabilities, net of current portion, notes payable and derivative liabilities with related parties, net of current portion and additional paid-in capital. The Company also identified payroll and amortization expense classification errors within cost of revenues and operating expenses, which did not have any impact on the Company’s net operating results but misstated the expense categories within the unaudited condensed consolidated statements of operations. In addition, on May 18, 2026, the Company filed Amendment No. 1 to its Quarterly Report on Form 10Q/A for the quarterly period ended March 30, 2025, originally filed with the SEC on May 19, 2025.

The Amended Filings correct errors related to the recognition of revenues, cost of revenues, stock-based compensation expense and interest and amortization of debt discount expense, and the related balance sheet accounts including accounts receivable, net, inventories, accrued expenses and other current liabilities, current portion of notes payable, notes payable and derivative liabilities, net of current portion, notes payable and derivative liabilities with related parties, net of current portion and additional paid-in capital for the applicable periods of fiscal 2025 covered by such reports.

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

Internal Control Considerations

In connection with preparing this Amended Report, management has updated its evaluation of the effectiveness of its internal control over financial reporting as of June 29, 2025, as further described in Part I, Item 4. “Controls and Procedures” of this Amended Report. Consistent with the conclusion in Part II, Item 9A. “Controls and Procedures” of the Annual Report filed on April 14, 2026 on Form 10-K for the fiscal year ended December 28, 2025, management continued to conclude that its internal control over financial reporting and disclosure controls and procedures were not effective as of June 29, 2025 due to the previously identified material weaknesses in its internal control over financial reporting.

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

Except as described above, this Amended Report does not amend, update, or change any other disclosures in the Original Report. Among other things, except as related to the Restatement, forward looking statements made in the Original Report have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Report, and such forward looking statements should be read in their historical context. As such, this Amended Report speaks only as of the date the Original Report was filed, and the Company has not undertaken herein to amend, supplement, or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Amended Report should be read in conjunction with the Original Report, and the Company’s other filings with the SEC subsequent to the Original Report (including, without limitation, in conjunction with the risk factors included in such subsequent SEC filings).

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

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUNPOWER INC.

Unaudited Condensed Consolidated Balance Sheets

(in thousands except share and per share amounts)

	June 29,	December 29,
	2025	2024
	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$11,125	$13,378
Accounts receivable, net	27,405	25,842
Inventories	4,662	22,110
Prepaid expenses and other current assets	9,117	8,206
Contract assets	51,779	26,066
Total current assets	104,088	95,602
Restricted cash	3,841	3,841
Property and equipment, net	3,808	5,493
Operating lease right-of-use assets	2,437	3,041
Intangible assets, net	15,955	17,385
Goodwill	17,635	18,476
Other noncurrent assets	890	628
Total assets	$148,654	$144,466

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$17,311	$7,980
Accrued expenses and other current liabilities (1)	58,482	56,081
Current portion of notes payable with related parties	1,500	1,500
Current portion of notes payable	2,786	—
Contract liabilities	15,122	10,003
SAFE Agreement with related party	418	384
Forward purchase agreement liabilities with related parties	—	1,274
Forward purchase agreement liabilities	1,882	2,220
Total current liabilities	97,501	79,442
Warranty provision, noncurrent	3,437	3,437
Warrant liability	4,604	1,561
Contract liabilities, noncurrent	794	918
Notes payable and derivative liabilities	118,083	92,638
Notes payable and derivative liabilities with related parties, net of current portion	28,817	53,193
Operating lease liabilities, net of current portion	1,580	2,263
Other long-term liabilities	7,530	8,553
Total liabilities	262,346	242,005

Commitments and contingencies (Note 13)

Stockholders’ (deficit):
Common stock, $0.0001 par value; Authorized 1,000,000,000 shares as of June 29, 2025, and December 29, 2024; issued and outstanding 82,189,469 and 73,784,645 shares as of June 29, 2025, and December 29, 2024, respectively.	14	14
Additional paid-in capital	320,033	313,661
Accumulated other comprehensive income	165	165
Accumulated deficit	(433,904)	(411,379)
Total stockholders’ (deficit)	(113,692)	(97,539)
Total liabilities and stockholders’ (deficit)	$148,654	$144,466

(1)	Includes accrued interest due to related parties of $2.8 million and $2.2 million as of June 29, 2025, and December 29, 2024, respectively. Includes a deposit from a related party of $5.0 million and zero as of June 29, 2025, and December 29, 2024, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNPOWER INC.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands except share and per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2025	2024	2025	2024
	(As Restated)		(As Restated)
Revenues	$66,115	$4,492	$144,528	$14,532
Cost of revenues (1)	42,331	5,384	93,368	13,141
Gross profit (loss)	23,784	(892)	51,160	1,391
Operating expenses:
Sales commissions	9,055	1,305	16,739	4,421
Sales and marketing	7,164	1,051	15,686	2,669
General and administrative	16,486	6,246	31,382	11,339
Total operating expenses	32,705	8,602	63,807	18,429
Loss from continuing operations	(8,921)	(9,494)	(12,647)	(17,038)
Interest expense (2)	(6,372)	(2,324)	(12,413)	(5,892)
Interest income	—	10	3	16
Other (expense) income, net (3)	(12,044)	(2,069)	2,532	(550)
Total other expense, net	(18,416)	(4,383)	(9,878)	(6,426)
Loss from continuing operations before income taxes	(27,337)	(13,877)	(22,525)	(23,464)
Income tax provision	—	(10)	—	(11)
Net loss from continuing operations	(27,337)	(13,887)	(22,525)	(23,475)
Loss from discontinued operations, net of tax	—	(2,007)	—	(2,007)
Net loss from discontinued operations, net of taxes	—	(2,007)	—	(2,007)
Net loss	(27,337)	(15,894)	(22,525)	(25,482)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	67	—	(22)
Comprehensive loss (net of tax)	$(27,337)	$(15,827)	$(22,525)	$(25,504)

Net loss from continuing operations per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.23)	$(0.28)	$(0.43)
Net loss from discontinued operations per share attributable to common stockholders, basic and diluted	$—	$(0.03)	$—	$(0.03)
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.26)	$(0.28)	$(0.46)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	81,176,254	61,111,005	80,695,825	54,941,543

(1)

Includes cost of revenue of 0.1 million and $0.3 million with a related party in the thirteen and twenty-six week periods ended June 29, 2025. There were no similar related party transactions included the thirteen and twenty six week periods ended June 30, 2024. Refer to Note 17 – Related Party Transactions for details.

(2)	Includes related party interest expense and amortization of debt issuance costs of $1.4 million and $1.4 million in the thirteen week periods ended June 29, 2025, and June 30, 2024, respectively. Includes related party interest expense and amortization of debt issuance costs of $2.8 million and $4.0 million in the twenty-six week periods ended June 29, 2025, and June 30, 2024, respectively.

(3)	Includes the following related party transactions (in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
(Loss) gain on remeasurement of derivative liabilities (Note 10 – Borrowings and Derivative Liabilities)	$(1.6)	$—	$2.1	$—
Gain (loss) due to change in fair value of Forward Purchase Agreements	—	1.0	0.1	(1.0)
Loss on conversion of SAFE Agreements to common stock	—	(1.3)	—	(1.3)
(Loss) gain due to change in fair value of Carlyle warrants	—	(3.6)	—	2.9
Non-cash income due to related parties	—	—	0.1	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNPOWER INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands except number of shares)

	Thirteen Weeks Ended June 29, 2025 (As Restated)
	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Deficit
Balance as of March 30, 2025 (As Restated)	80,020,836	$14	$314,247	$(406,567)	$165	$(92,141)
Exercise of common stock options	489,782	—	502	—	—	502
Stock-based compensation	—	—	5,284	—	—	5,284
Vesting of restricted stock units	1,678,851	—	—	—	—	—
Exercise of common stock warrants	—	—	—	—	—	—
Net loss	—	—	—	(27,337)	—	(27,337)
Balance as of June 29, 2025 (As Restated)	82,189,469	$14	$320,033	$(433,904)	$165	$(113,692)

	Thirteen Weeks Ended June 30, 2024
	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Deficit
Balance as of March 31, 2024	49,096,537	$7	$279,332	$(364,516)	$98	$(85,079)
Exercise of common stock options	58,861	—	34	—	—	34
Stock-based compensation	—	—	1,229	—	—	1,229
Issuance of common stock warrant for services	—	—	1,420	—	—	1,420
Issuance of common stock upon conversion of SAFE Agreements with related party	13,888,889	6	6,244	—	—	6,250
Net loss	—	—	—	(15,894)	—	(15,894)
Foreign currency translation adjustment	—	—	—	—	67	67
Balance as of June 30, 2024	63,044,287	$13	$288,259	$(380,410)	$165	$(91,973)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Twenty-Six Weeks Ended June 29, 2025 (As Restated)
	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Deficit
Balance as of December 29, 2024	73,784,645	$14	$313,661	$(411,379)	$165	$(97,539)
Exercise of common stock options	533,575	—	559	—	—	559
Stock-based compensation	—	—	5,753	—	—	5,753
Vesting of restricted stock units	1,871,249	—	—	—	—	—
Exercise of common stock warrants	6,000,000	—	60	—	—	60
Net loss	—	—	—	(22,525)	—	(22,525)
Balance as of June 29, 2025 (As Restated)	82,189,469	$14	$320,033	$(433,904)	$165	$(113,692)

	Twenty-Six Weeks Ended June 30, 2024
	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Deficit
Balance as of December 31, 2023	49,065,361	$7	$277,965	$(354,928)	$143	$(76,813)
Exercise of common stock options	90,037	—	60	—	—	60
Stock-based compensation	—	—	2,570	—	—	2,570
Issuance of common stock warrant for services	—	—	1,420	—	—	1,420
Issuance of common stock upon conversion of SAFE Agreements with related party	13,888,889	6	6,244	—	—	6,250
Net loss	—	—	—	(25,482)	—	(25,482)
Foreign currency translation adjustment	—	—	—	—	22	22
Balance as of June 30, 2024	63,044,287	$13	$288,259	$(380,410)	$165	$(91,973)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNPOWER INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands except number of shares)

	Twenty-Six Weeks Ended
	June 29, 2025	June 30, 2024
	(As Restated)
Cash flows from operating activities from continuing operations
Net loss	$(22,525)	$(25,482)
Net loss from discontinued operations, net of income taxes	—	(2,007)
Net loss from continuing operations	(22,525)	(23,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,753	2,570
Non-cash interest expense	—	2,020
Non-cash lease expense	605	349
Depreciation and amortization	3,002	686
Provision for credit losses	1,217	900
Change in reserve for excess and obsolete inventory	—	(1,228)
Change in fair value of SAFE Agreement – related party	34	—
Change in fair value of forward purchase agreement liabilities (1)	(1,612)	2,822
Change in fair value of derivative liabilities (2)	(3,675)	—
Amortization of debt issuance costs (3)	7,645	—
Change in fair value of warrant liabilities	3,043	(2,625)
Non-cash income (4)	(314)	—
Loss on impairments and disposals	113	—
Accretion of debt in CS Solis – related party	—	3,872
Loss on conversion of SAFE Agreements to shares of common stock	—	1,250
Non-cash expense in connection with warrant issued for vendor services	—	1,639
Changes in operating assets and liabilities:
Accounts receivable	(2,780)	12,378
Inventories	18,289	2,311
Contract assets	(25,713)	—
Prepaid expenses and other current assets	(911)	(1,422)
Other noncurrent assets	(262)	—
Accounts payable	9,330	(2,125)
Accrued expenses and other liabilities	(2,579)	(6,051)
Operating lease liabilities	(705)	(332)
Contract liabilities	4,995	(1,176)
Net cash used in operating activities	(7,050)	(7,637)
Cash flows from investing activities from continuing operations
Capitalization of internal-use software costs	—	(883)
Net cash used in investing activities from continuing operations	—	(883)
Cash flows from financing activities from continuing operations
Proceeds from issuance of convertible notes	200	—
Principal repayment of note payable	—	(300)
Finance lease payments	(1,022)	—
Proceeds from exercise of common stock options	559	60
Proceeds from exercise of warrant for common stock	60	—
Investor financing deposit – related party	5,000	2,000
Proceeds from issuance of SAFE Agreements	—	6,000
Net cash provided by financing activities from continuing operations	4,797	7,760
Effect of exchange rate changes	—	21
Net decrease in cash, cash equivalents and restricted cash	(2,253)	(739)
Cash, cash equivalents, and restricted cash at beginning of period	17,219	6,416
Cash, cash equivalents, and restricted cash at end of period	$14,966	$5,677

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,445	$—
Cash paid for income taxes	—	10

Supplemental disclosure of noncash financing and investing activities:
Conversion of SAFE Agreements to shares of common stock with related party	$—	$5,000
Measurement period adjustment to increase goodwill due to a decrease in acquired fair value of inventory in SunPower Acquisition	841	—

(1)	Includes related party expense of zero and $1.0 million in the twenty-six week periods ended June 29, 2025, and June 30, 2024, respectively.

(2)	Includes related party gain on remeasurement of $2.1 million in the twenty-six week period ended June 29, 2025.

(3)	Includes related party amortization of $1.3 million in the twenty-six week period ended June 29, 2025.

(4)	Includes related party non-cash income of $0.1 million in the twenty-six week period ended June 29, 2025.

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

As described in Note 2 – Restatement of Previously Issued unaudited Condensed Consolidated Financial Statements, the unaudited condensed consolidated financial statements as of and for the thirteen and twenty-six week periods ended June 29, 2025 (collectively, the “Affected Periods”), are restated in this Quarterly Report on Form 10-Q/A (this “Amended Report”, this “Quarterly Report” or this “Form 10-Q/A”) to reflect the corrections related the recognition of revenue, cost of revenues, sales commissions, general and administrative expenses and interest expense. The restated condensed consolidated financial statements are indicated as “Restated” in the unaudited condensed consolidated financial statements and accompanying notes, as applicable. See Note 2 – Restatement of Previously Issued Condensed Consolidated Financial Statements for further discussion.

(b) Liquidity and going concern

Since inception through June 29, 2025, the Company incurred recurring losses and has incurred negative cash flows from operations. The Company’s loss from continuing operations was $22.5 million in the twenty-six weeks ended June 29, 2025. The Company had an accumulated deficit of $433.9 million, total debt of $151.2 million, and cash and cash equivalents, excluding restricted cash, of $11.1 million as of June 29, 2025. The Company believes that operating losses and negative operating cash flows will continue into the foreseeable future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

(2) Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements

On April 14, 2026, authorized officers of the Company and the Audit Committee of the Board of Directors determined that the Company’s previously issued interim financial statements as of and for the thirteen and twenty-six week period ended June 29, 2025 contain material errors and should no longer be relied upon and should be restated. These material errors related to the recognition of revenue (and related cost of revenues, sales commissions, sales and marketing, and general and administrative expenses) and interest expense. Additionally, the Company has corrected other immaterial errors related to the reclassification of current and non-current debt obligations, reclassification of payroll expenses between cost of revenues and operating expenses, and the vesting of restricted stock units and related stock-based compensation expense.

This note discloses the nature of the restatement adjustments and discloses the cumulative effects of these adjustments on the Company’s unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of operations and comprehensive income (loss), unaudited condensed consolidated statements of stockholders’ deficit and unaudited condensed consolidated statements of cash flows for the periods included in the original Form 10-Q as of and for the thirteen and twenty-six week periods ended June 29, 2025 (the “Original Report”).

The unaudited condensed consolidated balance sheet, statement of operations and comprehensive income (loss), statement of changes in stockholders’ deficit and statement of cash flows as of and for the thirteen and twenty-six week periods ended June 29, 2025 have been restated to reflect the corrections identified and described below. The restatement adjustments and their impacts on the previously issued unaudited condensed consolidated financial statements included in the Original Report are shown in the restatement tables of this footnote. The effects of the restatement also have been reflected in the impacted tables and footnotes throughout the notes to these unaudited condensed consolidated financial statements in this Form 10-Q/A.

Unaudited Condensed Consolidated Financial Statements - Restatement Reconciliation Tables

In light of the foregoing, in accordance with ASC 250, Accounting Changes and Error Corrections, the Company has restated the previously issued unaudited condensed consolidated financial statements as of June 29, 2025, to reflect the effects of the restatement adjustments, and to make certain corresponding disclosures. The following tables present a reconciliation of the Company’s unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of operations and comprehensive loss, unaudited condensed consolidated statements of stockholders’ deficit and unaudited condensed consolidated statements of cash flows previously reported for the period to the restated and revised amounts.

SUNPOWER INC.

Restated Unaudited Condensed Consolidated Balance Sheet

(in thousands except share and per share amounts)

		As of June 29, 2025
	Explanatory Note	As Previously Reported	Restatement Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents		$11,125	$—	$11,125
Accounts receivable, net	A	39,174	(11,769)	27,405
Inventories	B	5,189	(527)	4,662
Prepaid expenses and other current assets		9,117	—	9,117
Contract assets		51,779	—	51,779
Total current assets		116,384	(12,296)	104,088
Restricted cash		3,841	—	3,841
Property and equipment, net		3,808	—	3,808
Operating lease right-of-use assets		2,437	—	2,437
Intangible assets, net		15,955	—	15,955
Goodwill	C	19,825	(2,190)	17,635
Other noncurrent assets		890	—	890
Total assets		$163,140	$(14,486)	$148,654

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable		$17,311	$—	$17,311
Accrued expenses and other current liabilities	D	58,754	(272)	58,482
Current portion of notes payable with related parties		1,500	—	1,500
Current portion of notes payable	E	—	2,786	2,786
Contract liabilities	F	21,155	(6,033)	15,122
SAFE Agreement with related party		418	—	418
Forward purchase agreement liabilities with related parties		—	—	—
Forward purchase agreement liabilities		1,882	—	1,882
Total current liabilities		101,020	(3,519)	97,501
Warranty provision, noncurrent		3,437	—	3,437
Warrant liability		4,604	—	4,604
Contract liabilities, noncurrent		794	—	794
Notes payable and derivative liabilities	G	122,916	(4,833)	118,083
Notes payable and derivative liabilities with related parties, net of current portion	G	28,443	374	28,817
Operating lease liabilities, net of current portion		1,580	—	1,580
Other long-term liabilities		7,530	—	7,530
Total liabilities		270,324	(7,978)	262,346

Commitments and contingencies

Stockholders’ deficit:
Common stock		14	—	14
Additional paid-in capital	H	318,311	1,722	320,033
Accumulated other comprehensive income		165	—	165
Accumulated deficit		(425,674)	(8,230)	(433,904)
Total stockholders’ deficit		(107,184)	(6,508)	(113,692)
Total liabilities and stockholders’ deficit		$163,140	$(14,486)	$148,654

SUNPOWER INC.

Restated Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)

(in thousands except share and per share amounts)

		Thirteen Weeks Ended June 29, 2025
	Explanatory Note	As Previously Reported	Restatement Adjustments	As Restated

Revenues	I	$67,524	$(1,409)	$66,115
Cost of revenues	J	38,763	3,568	42,331
Gross profit		28,761	(4,977)	23,784
Operating expenses:
Sales commissions		9,055	—	9,055
Sales and marketing	K	6,833	331	7,164
General and administrative	L	15,591	895	16,486
Total operating expenses		31,479	1,226	32,705
Loss from continuing operations		(2,718)	(6,203)	(8,921)
Interest expense	M	(7,660)	1,288	(6,372)
Interest income		—	—	—
Other expense, net		(12,044)	—	(12,044)
Total other expense, net		(19,704)	1,288	(18,416)
Loss from continuing operations before income taxes		(22,422)	(4,915)	(27,337)
Income tax provision		—	—	—
Net loss from continuing operations		(22,422)	(4,915)	(27,337)
Net loss from discontinued operations, net of taxes		—	—	—
Net loss		(22,422)	(4,915)	(27,337)
Comprehensive loss, net of tax		$(22,422)	$(4,915)	$(27,337)
Net loss from continuing operations per share attributable to common stockholders, basic and diluted		$(0.28)	$(0.06)	$(0.34)
Net loss from discontinued operations per share attributable to common stockholders, basic and diluted		$—	$—	$—
Net loss per share attributable to common stockholders, basic and diluted		$(0.28)	$(0.06)	$(0.34)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	N	80,827,976	348,278	81,176,254

SUNPOWER INC.

Restated Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)

(in thousands except share and per share amounts)

		Twenty-Six Weeks Ended June 29, 2025
	Explanatory Note	As Previously Reported	Restatement Adjustments	As Restated

Revenues	I	$150,264	$(5,736)	$144,528
Cost of revenues	J	89,005	4,363	93,368
Gross profit		61,259	(10,099)	51,160
Operating expenses:
Sales commissions		16,739	—	16,739
Sales and marketing	K	15,297	389	15,686
General and administrative	L	30,899	483	31,382
Total operating expenses		62,935	872	63,807
Loss from continuing operations		(1,676)	(10,971)	(12,647)
Interest expense	M	(15,154)	2,741	(12,413)
Interest income		3	—	3
Other expense, net		2,532	—	2,532
Total other expense, net		(12,619)	2,741	(9,878)
Loss from continuing operations before income taxes		(14,295)	(8,230)	(22,525)
Income tax provision		—	—	—
Net loss from continuing operations		(14,295)	(8,230)	(22,525)
Net loss from discontinued operations, net of taxes		—	—	—
Net loss		(14,295)	(8,230)	(22,525)
Comprehensive loss, net of tax		$(14,295)	$(8,230)	$(22,525)
Net loss from continuing operations per share attributable to common stockholders
Basic		$(0.18)	$(0.10)	$(0.28)
Diluted		$(0.18)	$(0.10)	$(0.28)
Net loss from discontinued operations per share attributable to common stockholders
Basic		$—	$—	$—
Diluted		$—	$—	$—
Net loss from per share attributable to common stockholders
Basic		$(0.18)	$(0.10)	$(0.28)
Diluted		$(0.18)	$(0.10)	$(0.28)
Weighted-average shares used to compute net loss per share attributable to common stockholders
Basic	H	80,471,380	224,445	80,695,825
Diluted	N	87,191,380	(6,495,555)	80,695,825

SUNPOWER INC.

Restated Unaudited Condensed Consolidated Statement of Stockholders’ Deficit

(in thousands except number of shares)

		Thirteen Weeks Ended June 29, 2025
	Explanatory	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Note	Shares	Amount	Capital	Deficit	Income	Deficit
As Previously Reported
Balance as of March 30, 2025		79,921,908	$14	$314,092	$(403,252)	$165	$(88,981)
Exercise of common stock options		489,782	—	502	—	—	502
Stock-based compensation		—	—	3,717	—	—	3,717
Vesting of restricted stock units		1,914,032	—	—	—	—	—
Exercise of common stock warrants		—	—	—	—	—	—
Net loss		—	—	—	(22,422)	—	(22,422)
Balance as of June 29, 2025		82,325,722	$14	$318,311	$(425,674)	$165	$(107,184)

Adjustments
Balance as of March 30, 2025	H	98,928	$—	$155	$(3,315)	$—	$(3,160)
Exercise of common stock options		—	—	—	—	—	—
Stock-based compensation	H	—	—	1,567	—	—	1,567
Vesting of restricted stock units	H	(235,181)	—	—	—	—	—
Exercise of common stock warrants		—	—	—	—	—	—
Net loss		—	—	—	(4,915)	—	(4,915)
Balance as of June 29, 2025		(136,253)	$—	$1,722	$(8,230)	$—	$(6,508)

(As Restated)
Balance as of March 30, 2025		80,020,836	$14	$314,247	$(406,567)	$165	$(92,141)
Exercise of common stock options		489,782	—	502	—	—	502
Stock-based compensation		—	—	5,284	—	—	5,284
Vesting of restricted stock units		1,678,851	—	—	—	—	—
Exercise of common stock warrants		—	—	—	—	—	—
Net loss		—	—	—	(27,337)	—	(27,337)
Balance as of June 29, 2025		82,189,469	$14	$320,033	$(433,904)	$165	$(113,692)

SUNPOWER INC.

Restated Unaudited Condensed Consolidated Statement of Stockholders’ Deficit

(in thousands except number of shares)

		Twenty-Six Weeks Ended June 29, 2025
	Explanatory	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Note	Shares	Amount	Capital	Deficit	Income	Deficit
As Previously Reported
Balance as of December 29, 2024		73,784,645	$14	$313,661	$(411,379)	$165	$(97,539)
Exercise of common stock options		533,575	—	559	—	—	559
Stock-based compensation		—	—	4,031	—	—	4,031
Vesting of restricted stock units		2,007,502	—	—	—	—	—
Exercise of common stock warrants		6,000,000	—	60	—	—	60
Net loss		—	—	—	(14,295)	—	(14,295)
Balance as of June 29, 2025		82,325,722	$14	$318,311	$(425,674)	$165	$(107,184)

Adjustments
Balance as of December 29, 2024		—	$—	$—	$—	$—	$—
Exercise of common stock options		—	—	—	—	—	—
Stock-based compensation	H	—	—	1,722	—	—	1,722
Vesting of restricted stock units	H	(136,253)	—	—	—	—	—
Exercise of common stock warrants		—	—	—	—	—	—
Net loss		—	—	—	(8,230)	—	(8,230)
Balance as of June 29, 2025		(136,253)	$—	$1,722	$(8,230)	$—	$(6,508)

(As Restated)
Balance as of December 29, 2024		73,784,645	$14	$313,661	$(411,379)	$165	$(97,539)
Exercise of common stock options		533,575	—	559	—	—	559
Stock-based compensation		—	—	5,753	—	—	5,753
Vesting of restricted stock units		1,871,249	—	—	—	—	—
Exercise of common stock warrants		6,000,000	—	60	—	—	60
Net loss		—	—	—	(22,525)	—	(22,525)
Balance as of June 29, 2025		82,189,469	$14	$320,033	$(433,904)	$165	$(113,692)

SUNPOWER INC.

Restated Unaudited Condensed Consolidated Statement of Cash Flows

(in thousands except share and per share amounts)

		Twenty-Six Weeks Ended June 29, 2025
	Explanatory Note	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities
Net loss	I,J,K,L,M	$(14,295)	$(8,230)	$(22,525)
Net loss from discontinued operations, net of income taxes		—	—	—
Net loss from continuing operations		(14,295)	(8,230)	(22,525)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock-based compensation expense	H	4,031	1,722	5,753
Non-cash lease expense		605	—	605
Depreciation and amortization		3,002	—	3,002
Provision for credit losses		1,217	—	1,217
Change in fair value of SAFE Agreement – related party		34	—	34
Change in fair value of forward purchase agreement liabilities		(1,612)	—	(1,612)
Change in fair value of derivative liabilities		(3,675)	—	(3,675)
Amortization of debt issuance costs	G	9,318	(1,673)	7,645
Change in fair value of warrant liabilities		3,043	—	3,043
Non-cash income		(314)	—	(314)
Loss on impairments and disposals		113	—	113
Changes in operating assets and liabilities, net of acquisitions:			—
Accounts receivable	A	(14,549)	11,769	(2,780)
Inventories	B,C	15,572	2,717	18,289
Contract assets		(25,713)	—	(25,713)
Prepaid expenses and other current assets		(911)	—	(911)
Other noncurrent assets		(262)	—	(262)
Accounts payable		9,316	14	9,330
Accrued expenses and other liabilities	D	(2,293)	(286)	(2,579)
Operating lease liabilities		(705)	—	(705)
Contract liabilities	F	11,028	(6,033)	4,995
Net cash used in operating activities		(7,050)	—	(7,050)
Cash flows from investing activities
Capitalization of internal-use software costs		—	—	—
Net cash used in investing activities		—	—	—
Cash flows from financing activities
Proceeds from issuance of convertible notes		200	—	200
Finance lease payments		(1,022)	—	(1,022)
Proceeds from exercise of common stock options		559	—	559
Proceeds from exercise of warrant for common stock		60	—	60
Proceeds from investor financing deposit from a related party		5,000	—	5,000
Net cash provided by financing activities		4,797	—	4,797
Effect of exchange rate changes		—	—	—
Net decrease in cash, cash equivalents and restricted cash		(2,253)	—	(2,253)
Cash, cash equivalents, and restricted cash at beginning of period		17,219	—	17,219
Cash, cash equivalents and restricted cash at end of period		$14,966	$—	$14,966

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

A	To correct errors relating to (i) an overstatement of accounts receivables of $5.7 million attributable to transactions that were double counted or recognized in the incorrect period, and (ii) an overstatement of trade accounts receivable of $6.0 million relating to cancelled projects.

B	To correct the overstatement of inventory by $0.5 million arising from errors in the reconciliation of inventory balances.

C	To correct a measurement period adjustment in connection with the SunPower Businesses to increase inventory and decrease goodwill by $2.2 million. The inventory was sold in the thirteen week period thereby reducing inventory and increasing cost of revenues.

D	To correct errors related to (i) the overstatement of accrued interest of $1.1 million relating to the senior unsecured convertible notes payable and (ii) understatement of liability $0.8 million owing to the SunPower Bankruptcy Estate.

E	To correct an error in the classification of the current portion of the senior unsecured convertible notes of $2.8 million that was previously classified as a long-term liability within Notes payable and derivative liabilities, net of current portion.

F	To correct an overstatement of contract liabilities of $6.0 million relating to cancelled projects.

G	To correct an error in the classification of the current portion of the senior unsecured convertible notes of $2.8 million that was previously classified as a long-term liability within Notes payable and derivative liabilities, net of current portion, to correct the overstatement of amortization of debt discount and issuance costs and resulted understatement of unamortized debt discount and issuance costs of $1.7 million related to the senior unsecured convertible notes and to correct the classification of senior unsecured notes payable between third parties and related party and correction of unamortized debt discount and issuance costs of $0.3 million.

H	To correct errors in the restricted stock units (“RSUs”) granted and vested resulting in an understatement of stock-based compensation expense by $1.6 million in the thirteen weeks ended June 29, 2025 and $1.7 million for the twenty-six weeks ended June 29, 2025, which understated additional paid-in capital.

I	To correct revenue by $1.4 million and $4.3 million for double counted transactions and transactions recognized in the incorrect period in the thirteen and twenty-six week periods ended June 29, 2025, respectively.

J

In the thirteen week period ended June 29, 2025 to (i) correct cost of revenue subject to a measurement period adjustment of $2.2 million of inventory that was sold, (ii) correct stock-based compensation expense by $0.7 million relating to errors in RSUs granted and vested, (iii) correct the classification of $0.4 million of amortization expense from general and administrative expenses to cost of revenues, and (iv) correct for an overstatement of inventory by 0.3 million arising from errors in the reconciliation of inventory balances.

In the twenty-six week period ended June 29, 2025, to (i) correct cost of revenue subject to a measurement period adjustment of $2.2 million of inventory that was sold, (ii) correct stock-based compensation expense by $0.8 million relating to errors in RSUs granted and vested, (iii) correct the classification of $0.8 million of amortization expense from general and administrative expenses to cost of revenues, and (iv) correct for an overstatement of inventory by $0.6 million arising from errors in the reconciliation of inventory balances.

K

In the thirteen week period ended June 29, 2025 to correct stock-based compensation expense by $0.3 million relating to errors in RSUs granted and vested.

In the twenty-six week period ended June 29, 2025 to correct stock-based compensation expense by $0.4 million relating to errors in RSUs granted and vested.

L

In the thirteen week period ended June 29, 2025 to (i) correct for an $0.8 million understatement of costs owed to the SunPower Debtors Bankruptcy Estate, (ii) correct stock-based compensation expense by $0.5 million relating to errors in RSUs granted and vested, and (iii) reclassify $0.4 million of amortization costs to cost of revenue.

In the twenty-six week period ended June 29, 2025 to (i) correct for an $0.8 million understatement of costs owed to the SunPower Debtors Bankruptcy Estate, (ii) correct stock-based compensation expense by $0.5 million relating to errors in RSUs granted and vested, and (iii) reclassify $0.8 million of amortization costs to cost of revenue.

M	To correct overstated interest and debt discount and issuance costs relating to the senior unsecured notes payable by $1.3 million and $2.7 million in the thirteen and twenty-six week periods ended June 29, 2025, respectively.

N	The change in the dilutive shares is to correct dilutive securities considered in the calculation of diluted earnings per share due to the change in operating results.

(3) Basis of Presentation and Summary of Significant Accounting Policies

(a) Basis of presentation

The interim unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim unaudited condensed consolidated financial statements do not include all the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, these interim unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 29, 2025, and the results of operations for the thirteen and twenty-six week periods ended June 29, 2025, and June 30, 2024. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. These interim unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 29, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2025.

On March 10, 2025, the Company’s board of directors approved a change in the Company’s fiscal year end to a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. This change was effective for the fiscal year ended December 29, 2024. The Company’s first fiscal quarters for 2025 and 2024 in this report on Form 10-Q ended June 29, 2025, (“Second Quarter 2025”) and June 30, 2024 (“Second Quarter 2024”), respectively.

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

	As of
	June 29,	December 29,
	2025	2024
	(As Restated)
Contract assets	$51,779	$26,066
Contract liabilities current and noncurrent	15,916	10,921

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

Disaggregation of revenue

Refer to the table below for the Company’s revenue recognized (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(As Restated)		(As Restated)
Residential Solar Installation
Revenue recognized over time	$38,516	$4,492	$75,020	$14,532
Revenue recognized at a point in time	—	—	—	—
Total Residential Solar Installation	38,516	4,492	75,020	14,532

New Homes Business
Revenue recognized over time	10,062	—	25,528	—
Revenue recognized at a point in time	17,537	—	43,980	—
Total New Homes Business	27,599	—	69,508	—
Total revenue	$66,115	$4,492	$144,528	$14,532

Total revenue recognized over time	$48,578	$4,492	$100,548	$14,532
Total revenue recognized at a point in time	17,537	—	43,980	—

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

(g) Changes in related parties

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

(4) Business Combination

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

	Provisional fair values	Measurement period adjustment	Provisional fair values as of June 29, 2025
	(As Restated)
Net assets acquired:
Cash	$1,000	$—	$1,000
Accounts receivable	11,999	—	11,999
Contract assets	4,615	—	4,615
Inventories	27,706	841	28,547
Prepaid expenses and other current assets	2,219	—	2,219
Property and equipment	5,867	—	5,867
Operating lease right-of-use assets	2,506	—	2,506
Other noncurrent assets	541	—	541
Intangibles	18,100	—	18,100
Deferred revenue	(7,361)	—	(7,361)
Accounts payable	(5,270)	—	(5,270)
Accrued expenses and other current liabilities	(13,955)	—	(13,955)
Operating lease liabilities	(2,963)	—	(2,963)
Other long-term liabilities	(8,980)	—	(8,980)
Fair value of net tangible assets acquired	36,024	841	36,865
Goodwill recognized	18,476	(841)	17,635
Consideration transferred	$54,500	$—	$54,500

(5) Fair Value Measurements

The following table sets forth the Company’s financial assets and liabilities that are measured at fair value, on a recurring basis (in thousands):

	As of June 29, 2025
	Level 1	Level 2	Level 3	Total
	(As Restated)
Financial Assets
Restricted cash	$3,841	$—	$—	$3,841
Total	$3,841	$—	$—	$3,841
Financial Liabilities
July 2024 Notes derivative liability	$—	$—	$21,022	$21,022
July 2024 Notes derivative liability – related parties	—	—	13,527	13,527
September 2024 derivative liability	—	—	52,419	52,419
September 2024 derivative liability - related parties	—	—	6,479	6,479
Forward purchase agreement liabilities (1)	—	—	1,882	1,882
Public warrants	2,544	—	—	2,544
Private placement warrants	—	—	1,849	1,849
Working capital warrants	—	—	211	211
SAFE Agreement with related party	—	—	418	418
Total	$2,544	$—	$97,807	$100,351

	As of December 29, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Restricted cash	$3,841	$—	$—	$3,841
Total	$3,841	$—	$—	$3,841
Financial Liabilities
July 2024 Notes derivative liability	$—	$—	$13,563	$13,563
July 2024 Notes derivative liability – related parties	—	—	21,127	21,127
September 2024 Notes derivative liability	—	—	55,474	55,474
September 2024 Notes derivative liability – related parties	—	—	6,958	6,958
Forward purchase agreement liabilities (1)	—	—	3,494	3,494
Public warrants	862	—	—	862
Private placement warrants	—	—	627	627
Working capital warrants	—	—	72	72
SAFE Agreement with related party	—	—	384	384
Total	$862	$—	$101,699	$102,561

(1)	Includes zero and $1.3 million due to related parties as of June 29, 2025, and December 29, 2024, respectively.

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

Public warrants

The public warrants are measured at fair value on a recurring basis. The public warrants were valued based on the closing price of the publicly traded instrument and therefore are considered a Level 1 instrument in the fair value hierarchy

Private placement and working capital warrants

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

Financial liabilities not measured at fair value:

The following table sets forth the Company’s financial liabilities that were not measured at fair value, on a non-recurring basis (in thousands):

	As of June 29, 2025
	Principal amount (1)	Unamortized debt discount and debt issuance costs	Net carrying amount excluding capitalized interest (1)	Fair value
	(As Restated)
12.0% senior unsecured convertible notes
July 2024 Notes	$38,733	$(16,475)	$22,258	$35,028
July 2024 Notes – related parties	18,000	(10,600)	7,400	22,540
Subtotal July 2024 Notes	56,733	(27,075)	29,658	57,568

7.0% senior unsecured convertible notes
September 2024 Notes	71,250	(59,380)	11,870	76,035
September 2024 Notes – related parties	8,750	(7,339)	1,411	9,338
Subtotal September 2024 Notes	80,000	(66,719)	13,281	85,373
Total (As Restated)	$136,733	$(93,794)	$42,939	$142,941

	As of December 29, 2024
	Principal amount (1)	Unamortized debt discount and debt issuance costs	Net carrying amount excluding capitalized interest (1)	Fair value
12.0% senior unsecured convertible notes
July 2024 Notes	$22,765	$(10,874)	$11,891	$21,390
July 2024 Notes – related parties	33,969	(16,877)	17,092	33,323
Subtotal July 2024 Notes	56,734	(27,751)	28,983	54,713

7.0% senior unsecured convertible notes
September 2024 Notes	71,800	(66,164)	5,636	77,245
September 2024 Notes – related parties	8,000	(7,524)	476	8,583
Subtotal September 2024 Notes	79,800	(73,688)	6,112	85,828
Total	$136,534	$(101,439)	$35,095	$140,541

(1)	Excludes capitalized interest (coupon interest, default interest and failure to file interest) of $13.3 million and $13.6 million as of June 29, 2025, and December 29, 2024, respectively, included in the July 2024 Notes.

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

(7) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of
	June 29,	December 29,
	2025	2024
	(As Restated)
Accrued compensation and benefits	$4,631	$6,619
Professional fees	4,717	8,028
Accrued legal settlements	8,053	7,700
Accrued rebates and credits	5,392	7,641
Deferred financing fees	4,674	4,674
Accrued interest (1)	7,847	4,523
Investor financing deposit – related party (2)	5,000	—
Other accrued liabilities (3)	18,168	16,896
Total accrued expenses and other current liabilities	$58,482	$56,081

(1)	Includes related party accrued interest of $2.8 million and $2.2 million as of June 29, 2025, and December 29, 2024, respectively.

(2)	The Company received $5.0 million from the Rodgers Massey Revocable Living Trust (“Rodgers Revocable Trust”) in the period ended June 29, 2025. Refer to Note 18 – Subsequent Events for details.

(3)	No individual items exceed 5% of total current liabilities.

(8) Other (Expense) Income, Net

Other (expense) income, net consists of the following (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Change in fair value of derivative liabilities(1)	$(11,452)	$—	$3,675	$—
Change in fair value of forward purchase agreement liabilities(2)	1,344	2,756	1,613	(2,822)
Change in fair value of SAFE Agreement with related party	(14)	—	(34)	—
Change in fair value of FACT public, private placement and working capital warrants	(1,952)	246	(3,044)	(243)
Change in fair value of Carlyle Warrants with related party	—	(3,560)	—	2,869
Change in fair value of redeemable convertible preferred stock warrant liability	—	5	—	1,310
Loss on conversion of SAFE Agreements to common stock with related party	—	(1,250)	—	(1,250)
Other, net(3)	30	(266)	322	(414)
Total Other (Expense) Income, net	$(12,044)	$(2,069)	$2,532	$(550)

(1)	Includes a loss of $1.6 million and a gain of $2.1 million due to the change in the fair value of derivative liabilities with related parties in the thirteen and twenty-six week periods ended June 29, 2025, respectively. Refer to Note 10 – Borrowings and Derivative Liabilities for details.

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

(9) Capital Stock

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

The Company has reserved shares of common stock for issuance related to the following:

	As of
	June 29,	December 29,
	2025	2024
	(As Restated)
Common stock warrants	25,670,265	31,670,265
Employee stock purchase plan	2,628,996	2,628,996
Stock options and RSUs, issued and outstanding	24,710,002	11,979,368
Stock options and RSUs, authorized for future issuance	17,813,353	2,577,895
SAFE Agreement	2,750,000	2,750,000
Forward purchase agreements	6,720,000	6,720,000
Convertible notes	64,747,859	58,579,636
Total shares reserved	145,040,475	116,906,160

Warrants

The potential number of shares of the Company’s common stock for outstanding warrants were as follows:

	Potential shares of common stock as of		Exercise
	June 29, 2025	December 29, 2024	price per share	Expiration date
Liability classified warrants
Public Warrants	6,266,667	6,266,667	$11.50	July 18, 2028 (1)
Private Placement Warrants	8,625,000	8,625,000	11.50	July 18, 2028 (1)
Working Capital Warrants	716,668	716,668	11.50	July 18, 2028 (1)
Total shares of common stock – liability classified warrants	15,608,335	15,608,335
Equity classified warrants
Series B Warrants (converted to common stock warrants)	5,054	5,054	$4.30	February 2026
Series C Warrants (converted to common stock warrants)	482,969	482,969	1.00	July 2026
Series C-1 Warrants (converted to common stock warrants)	173,067	173,067	0.01	January 2030
SVB Common Stock Warrants	2,473	2,473	0.38	2033
SVB Common Stock Warrants	2,525	2,525	0.62	2033
Promissory Note Common Stock Warrants	24,148	24,148	0.01	October 2031
July 2023 Common Stock Warrants	38,981	38,981	0.01	July 2028
Common Stock Warrants Issued in 2023 (“Merger Warrants”)	6,266,572	6,266,572	11.50	July 18, 2033
Ayna Warrant	—	6,000,000	0.01	June 2029
Cantor Warrant	3,066,141	3,066,141	1.68	June 2029
Total shares of common stock – equity classified warrants	10,061,930	16,061,930
Total potential shares of common stock	25,670,265	31,670,265

(1)	The warrants expire five years after the Closing date of the Mergers, which date was July 18, 2023, or earlier upon redemption or liquidation.

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

Cantor warrant

In July 2024, the Company issued a warrant (“Cantor Warrant”) to a third-party service provider to purchase 3,066,141 shares of the Company’s common stock in exchange for services provided in the issuance of the July 2024 Notes (refer to Note 10 – Borrowings and Derivative Liabilities). The Cantor Warrant was immediately exercisable at a price of $1.68 per share and has an expiration date in July 2029. At issuance, the fair value of the Cantor Warrant was determined to be $1.4 million, of which $0.9 million was recorded as a debt discount and $0.5 million was attributable to the convertible notes issued in the Exchange Agreement (as defined in Note 10 – Borrowings and Derivative Liabilities) and reduced the gain on the troubled debt restructuring recognized in its annual consolidated statement of operations and comprehensive loss for fiscal 2024 as described in Note 10 – Borrowings and Derivative Liabilities. The fair value of this warrant was derived using the Black-Scholes model with the following assumptions: expected volatility of 55%; risk-free interest rate of 4.2%; expected term of 5 years; and no dividend yield. The fair value of this warrant was recorded within additional paid-in capital on the Company’s unaudited condensed consolidated balance sheets and has not been subsequently remeasured in future periods as it met the conditions for equity classification.

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

(10) Borrowings and Derivative Liabilities

The Company’s borrowings and derivative liabilities consisted of the following (in thousands):

	As of
	June 29,	December 29,
	2025	2024
	(As Restated)
July 2024 Notes	$35,558	$17,965
July 2024 Notes derivative liability	21,022	13,563
July 2024 Notes – related parties	7,400	24,632
July 2024 derivative liability – related parties	13,527	21,127
September 2024 Notes	11,870	5,636
September 2024 Notes derivative liability	52,419	55,474
September 2024 Notes – related party	1,411	476
September 2024 Notes – derivative liability – related party	6,479	6,958
Loan with related party	1,500	1,500
Total Notes payable	151,186	147,331
Less current portion	(4,286)	(1,500)
Notes payable and convertible notes, net of current portion	$146,900	$145,831

As classified in unaudited condensed consolidated balance sheets
Current portion of notes payable with related party	$1,500	$1,500
Current portion of notes payable	2,786	—
Notes payable and derivative liabilities	118,083	92,638
Notes payable and derivative liabilities with related parties, net of current portion	28,817	53,193
Total Notes payable	$151,186	$147,331

12% senior unsecured convertible notes

In July 2024, the Company issued $46.0 million of senior unsecured convertible notes (“July 2024 Notes”) consisting of $28.0 million in cash proceeds and $18.0 million arising from an exchange of debt (“Debt Exchange”) as described below under Exchange Agreement. Cash proceeds of $28.0 million included $18.0 million from the Rodgers Massey Revocable Trust (“Rodgers Revocable Trust”), a related party. The $18.0 million exchange of debt included $10.0 million issued to Carlyle. Carlyle was deemed to be a related party in the fiscal year ended December 29, 2024 and in the thirteen week period ended March 30, 2025. During the thirteen week period ended June 29, 2025, Carlyle was no longer deemed a related party with the Company. Refer to Note 3 (g) – Basis of Presentation and Summary of Significant Accounting Policies – “Changes in related parties” for details.

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

In connection with the Debt Exchange, the Company issued the Cantor Warrant, as described in Note 9 – Capital Stock, for shares of the Company’s common stock. At issuance, the Cantor Warrant had a fair value of $1.4 million, of which $0.9 million was recorded as a debt discount, and $0.5 million was included in the calculation of the Company’s “Gain on the Troubled Debt Restructuring” on the Company’s consolidated statement of operations and comprehensive loss in the year ended December 29, 2024, as discussed below in the Exchange Agreement.

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

The carrying amount of the convertible July 2024 Notes, inclusive of the fair value of the derivative liabilities was as follows (in thousands):

	As of
	June 29,	December 29,
	2025	2024
	(As Restated)
July 2024 Notes	$70,033	$70,348
Less Unamortized debt discount	(27,075)	(27,751)
Total carrying amount of July 2024 Notes	$42,958	$42,597

For the thirteen week period ended June 29, 2025, total interest expense was $1.2 million of which interest expense and amortization of debt discount and issuance costs were $0.8 million and $0.4 million, respectively. Of these amounts, related party interest expense and amortization of debt discount and issuance costs were $0.6 million and $0.2 million, respectively.

For the twenty-six week period ended June 29, 2025, total interest expense was $2.4 million of which interest expense and amortization of debt discount and issuance costs were $1.7 million and $0.7 million in the twenty-six week period ended June 29, 2025, respectively. Of these amounts related party interest expense and amortization of debt discount and issuance costs were $1.1 million and $0.4 million, respectively.

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

The carrying amount of the convertible September 2024 Notes, inclusive of the fair value of the derivative liabilities was as follows (in thousands):

	As of
	June 29,	December 29,
	2025	2024
	(As Restated)
September 2024 Notes	$80,000	$79,800
Less Unamortized debt discount	(66,719)	(73,688)
Total carrying amount of September 2024 Notes	$13,281	$6,112

For the thirteen week period ended June 29, 2025, total interest expense was $5.0 million of which interest expense and amortization of debt discount and issuance costs were $1.4 million and $3.6 million, respectively. Of these amounts, related party interest expense and amortization of debt discount and issuance costs were $0.2 million and $0.4 million, respectively.

For the twenty-six week period ended June 29, 2025, total interest expense was $10.0 million of which interest expense and amortization of debt discount and issuance costs were $2.8 million and $7.2 million in the twenty-six week period ended June 29, 2025, respectively. Of these amounts related party interest expense and amortization of debt discount and issuance costs were $0.3 million and $0.9 million, respectively.

Exchange agreement

On July 1, 2024, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Carlyle, which was deemed to be a related party beginning in fiscal 2024 and ended as of March 30, 2025 as described in Note 3 (g) – Basis of Presentation and Summary of Significant Accounting Policies – Changes in related parties, and Kline Hill (as defined below) providing for:

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

Debt in CS Solis

As part of the Reorganization described in Note 1 (a) Organization – Description of Business, the Company received cash and recorded debt for an investment by Carlyle. The investment was made pursuant to a subscription agreement, under which Carlyle contributed $25.6 million in exchange for 100 Class B Membership Units of CS Solis and the Company contributed the net assets of Complete Solar, Inc., in exchange for 100 Class A Membership Units. The Class B Membership Units were mandatorily redeemable by the Company on the three-year anniversary of the effective date of the CS Solis amended and restated LLC agreement (February 14, 2025). The Class B Membership Units accrued interest that was payable upon redemption at a rate of 10.5% (which was structured as a dividend payable based on 25% of the investment amount measured quarterly), compounded annually, and subject to increases in the event the Company declared any dividends. In connection with the investment by Carlyle, the Company issued to Carlyle a warrant to purchase 5,978,960 shares of the Company’s common stock at a price of $0.01 per share, of which, the purchase of 4,132,513 shares of the Company’s common stock was immediately exercisable. The Company accounted for the mandatorily redeemable investment from Carlyle in accordance with ASC 480 and recorded the investment as a liability, which was accreted to its redemption value under the effective interest method. The Company recorded the warrants as a discount to the liability.

On July 17 and July 18, 2023, and in connection with obtaining consent for the Mergers, Legacy Complete Solaria, FACT and Carlyle entered into an Amended and Restated Consent to the Business Combination Agreement (“Carlyle Debt Modification Agreement”) and an amended and restated warrant agreement (“Carlyle Warrant Amendment”), which modified the terms of the mandatorily redeemable investment made by Carlyle in Legacy Complete Solaria. Refer to Note 9 – Capital Stock for a description of the Carlyle Warrant Amendment. The Carlyle Debt Modification Agreement accelerated the redemption date of the investment to March 31, 2024, subsequent to the modification. The acceleration of the redemption date of the investment resulted in the total redemption amount to be 1.3 times the principal at December 31, 2023. The redemption amount increased to 1.4 times the original investment as of March 31, 2024. At the date of the Exchange Agreement, the balance owed under this agreement was $37.2 million.

For the thirteen-week period ended June 30, 2024, the Company recorded accretion of the liability as related party interest expense of $1.3 million, and made no payments of interest expense. For the twenty-six week periods ended June 29, 2025, and June 30, 2024, the Company recorded accretion of the liability as related party interest expense of zero and $3.9 million, respectively, and made no payments of interest expense.

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

Interest expense recognized on the Revolving Loan was less than $0.1 million and $0.2 million in the thirteen week periods ended June 29, 2025, and June 30, 2024, respectively. Interest expense recognized on the Revolving Loan was $0.1 million and $0.4 million in the twenty-six week periods ended June 29, 2025, and June 30, 2024, respectively.

Of the total interest expense recognized on the Revolving Loan, related party interest expense recognized was less than $0.1 million in each of the thirteen week periods ended June 29, 2025, and June 30, 2024, and $0.1 million in each of the twenty-six week periods ended June 29, 2025, and June 30, 2024.

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

The estimated fair value of the Third SAFE was $0.4 million and $0.4 million as of June 29, 2025, and December 29, 2024, based upon the assumptions disclosed in Note 5 – Fair Value Measurements.

The change in the fair value of the Third SAFE is recorded within Other (expense) income, net in the accompanying condensed consolidated statements of operations and comprehensive loss. The change in the fair value of the Third SAFE was expense of less than $0.1 million and zero in the thirteen week periods ended June 29, 2025, and June 30, 2024, respectively. The change in the fair value of the Third SAFE was expense of less than $0.1 million and zero in the twenty-six week periods ended June 29, 2025, and June 30, 2024, respectively.

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

The information below summarizes the stock option activity under the Plans.

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding—December 29, 2024	9,997,233	$2.77	5.29	$6,356
Options granted	—
Options exercised	(533,575)	0.71		196
Options canceled	(2,333,550)	3.41
Outstanding—June 29, 2025	7,130,108	2.51	4.74	4,207
Vested and expected to vest— June 29, 2025	7,130,108	2.51	4.74	4,207
Vested and exercisable— June 29, 2025	3,466,423	5.08	3.45	1,911

The information below summarizes the RSU activity.

	Number of RSUs	Weighted Average Grant Date Fair Value
	(As Restated)
Unvested at December 29, 2024	1,982,135	$1.79
Granted	19,150,239	1.76
Vested and released	(1,871,249)	1.74
Cancelled or forfeited	(1,681,231)	1.77
Unvested at June 29, 2025	17,579,894	1.76

Stock-based compensation expense

The following table summarizes stock-based compensation expense and its allocation within the accompanying unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(As Restated)		(As Restated)
Cost of revenues	$1,363	$29	$1,518	$56
Sales and marketing	1,303	214	1,487	430
General and administrative	2,618	986	2,748	2,084
Total stock-based compensation expense	$5,284	$1,229	$5,753	$2,570

As of June 29, 2025, unrecognized stock-based compensation costs related to service-based options and RSUs was $1.7 million and $23.0 million respectively, and such compensation cost is expected to be recognized over a weighted-average period of 3.0 years and 4.5 years, respectively.

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

Legal matters

The Company is a party to various legal proceedings and claims which arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the reasonably possible loss. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred. Although claims are inherently unpredictable, the Company is not aware of any matters that may have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows. The Company has a loss contingency for legal settlements of $8.1 million and $7.7 million recorded within accrued expenses and other current liabilities in its unaudited condensed consolidated balance sheets at each of June 29, 2025, and December 29, 2024.

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

Letters of credit

The Company had $3.5 million of outstanding letters of credit related to normal business transactions as of June 29, 2025, and December 29, 2024. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder. As discussed in Note 3 – Basis of Presentation and Summary of Significant Accounting Policies, the cash collateral in these restricted cash accounts was $3.8 million at each of June 29, 2025, and December 29, 2024.

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

(15) Basic and Diluted Net Loss Per Share

The Company uses the two-class method to calculate net loss per share. No dividends were declared or paid in the thirteen and twenty-six week periods ended June 29, 2025, and June 30, 2024.

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the thirteen and twenty-six week periods ended June 29, 2025, and June 30, 2024 (in thousands, except share and per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(As Restated)		(As Restated)
Numerator:
Net loss from continuing operations	$(27,337)	$(13,887)	$(22,525)	$(23,475)
Net loss from discontinued operations	—	(2,007)	—	(2,007)
Net loss	$(27,337)	$(15,894)	$(22,525)	$(25,482)
Denominator:
Weighted average common shares outstanding, basic and diluted	81,176,254	61,111,005	80,695,825	54,941,543
Net loss per share, basic and diluted:
Net loss from continuing operations	$(0.34)	$(0.23)	$(0.28)	$(0.43)
Net loss from discontinued operations	—	(0.03)	—	(0.03)
Net loss	$(0.34)	$(0.26)	$(0.28)	$(0.46)

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

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been anti-dilutive:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(As Restated)		(As Restated)
Common stock warrants	277,021	23,024,556	200,990	23,024,556
Stock options and RSUs issued and outstanding	6,879,632	14,440,661	8,080,312	14,440,661
July 2024 Notes and derivative liability	27,364,717	—	27,364,717	—
September 2024 Notes derivative liability	37,383,142	—	37,383,142	—
Third SAFE Agreement	2,750,000	—	2,750,000	—
Total potential common shares excluded from diluted net loss per share	74,654,512	37,465,217	75,779,161	37,465,217

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

Results by segment are as follows (in thousands):

	Thirteen Weeks Ended
	June 29, 2025			June 30, 2024
(in thousands)	Residential Solar Installation	New Homes Business	Total	Residential Solar Installation	New Homes Business	Total
	(As Restated)
Operating revenues	$38,516	$27,599	$66,115	$4,492	$—	$4,492

Less:
Cost of revenues(1)	25,012	17,319		5,384	—
Sales commissions	8,736	319		1,305	—
Sales and marketing	6,665	499		1,051	—
General and administrative(2)	10,557	5,929		6,246	—
Operating loss from continuing operations	(12,454)	3,533	(8,921)	(9,494)	—	(9,494)
Reconciliation of segment loss from continuing operations before income taxes:
Unallocated amounts:
Interest expense			(6,372)			(2,324)
Interest income			—			10
Other (expense) income, net			(12,044)			(2,069)
Loss from continuing operations before income taxes			$(27,337)			$(13,877)

(1)	For the thirteen weeks ended June 29, 2025, depreciation and amortization expense was $0.4 million for the Residential Solar Installation reportable segment.

(2)	For the thirteen weeks ended June 29, 2025, depreciation and amortization expense was $0.8 million and $0.2 million for the Residential Solar Installation and New Homes Business reportable segments, respectively. For the thirteen weeks ended June 30, 2024, depreciation and amortization expense was $0.3 million for the Residential Solar Installation reportable segment.

	Twenty-Six Weeks Ended
	June 29, 2025			June 30, 2024
(in thousands)	Residential Solar Installation	New Homes Business	Total	Residential Solar Installation	New Homes Business	Total
	(As Restated)
Operating revenues	$75,020	$69,508	$144,528	$14,532	$—	$14,532

Less:
Cost of revenues(1)	47,627	45,741		13,141	—
Sales commissions	15,403	1,336		4,421	—
Sales and marketing	15,187	499		2,669	—
General and administrative(2)	20,997	10,385		11,339	—
Operating (loss) income from continuing operations	(24,194)	11,547	(12,647)	(17,038)	—	(17,038)
Reconciliation of segment loss from continuing operations before income taxes:
Unallocated amounts:
Interest expense			(12,413)			(5,892)
Interest income			3			16
Other (expense) income, net			2,532			(550)
Loss from continuing operations before income taxes			$(22,525)			$(23,464)

(1)	For the twenty-six weeks ended June 29, 2025, depreciation and amortization expense was $0.8 million for the Residential Solar Installation reportable segment.

(2)	For the twenty-six weeks ended June 29, 2025, depreciation and amortization expense was $1.8 million and $0.4 million for the Residential Solar Installation and New Homes Business reportable segments, respectively. For the twenty-six weeks ended June 30, 2024, depreciation and amortization expense was $0.7 million for the Residential Solar Installation reportable segment.

(17) Related Party Transactions

Refer to the following notes to the Company’s unaudited condensed consolidated financial statements for details regarding the related party transactions entered into by the Company; Note 1(a) – Organization – Description of Business, ; Note 3(g) – Basis of Presentation and Summary of Significant Accounting Policies – Changes in related parties; Note 5 – Fair Value Measurements; Note 7 – Accrued Expenses and Other Current Liabilities; Note 8 – Other (Expense) Income, Net; Note 9 – Capital Stock; Note 10 – Borrowings and Derivative Liabilities, Note 11 – SAFE Agreements; and Note 18 – Subsequent Events. All other related party transactions are described herein.

The Company determined that SameDay Solar became a related party in the fourth quarter of fiscal 2024 with which the Company does business. Cost of revenue with SameDay Solar was $0.1 million and $0.3 million in the thirteen and twenty-six week periods ended June 29, 2025, respectively.

(18) Subsequent Events

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

	Thirteen Weeks Ended
(in thousands)	June 29, 2025	June 30, 2024	$ Change	% Change
	(As Restated)
Revenues	$66,115	$4,492	$61,623	1,372%
Cost of revenues(1)	42,331	5,384	36,947	686
Gross profit (loss)	23,784	(892)	24,676	*
Gross margin %	36%	(20)%
Operating expenses:
Sales commissions	9,055	1,305	7,750	594
Sales and marketing(1)	7,164	1,051	6,113	582
General and administrative(1)	16,486	6,246	10,240	164
Total operating expenses	32,705	8,602	24,103	280
Loss from continuing operations	(8,921)	(9,494)	573	*
Interest expense(2)	(6,372)	(2,324)	(4,048)	174
Interest income	—	10	(10)	(100)
Other (expense) income, net(3)	(12,044)	(2,069)	(9,975)	482
Loss from continuing operations before income taxes	(27,337)	(13,877)	(13,460)	*
Income tax provision	—	(10)	10	(100)
Net loss from continuing operations	$(27,337)	$(13,887)	$(13,450)	*

*	Percentage change is not meaningful.

(1)	Includes stock-based compensation expense as follows (in thousands):

	Thirteen Weeks Ended
	June 29, 2025	June 30, 2024
	(As Restated)
Cost of revenues	$1,363	$29
Sales and marketing	1,303	214
General and administrative	2,618	986
Total stock-based compensation expense	$5,284	$1,229

(2)	Includes interest expense and amortization of debt issuance costs to related party of $1.4 million and $1.4 million in the thirteen-weeks ended June 29, 2025, and June 30, 2024, respectively.

(3)

Includes expense of $1.6 million on the change in the fair value of derivative liabilities with related parties in the thirteen weeks ended June 29, 2025. Refer to Note 10 – Borrowings and Derivative Liabilities for details.

Other (expense) income, net includes related party transactions of $1.0 million of income due to the change in the fair value of a forward purchase agreement, $1.3 million loss on the conversion of SAFE Agreements and $3.6 million loss due to the change in the fair value of Carlyle warrants in the thirteen week period ended June 30, 2024.

Revenues

We disaggregate our revenues based on the following types of services (in thousands):

	Thirteen Weeks Ended
	June 29, 2025	June 30, 2024	$ Change	% Change
	(As Restated)
Residential Solar Installation	$38,516	$4,492	$34,024	757%
New Homes Business	27,599	—	27,599	*
Total revenue	$66,115	$4,492	$61,623	1,372

*	Percentage change is not meaningful.

The revenue increase is primarily attributed to the acquisition of SunPower assets in the fourth quarter of fiscal 2024. As a result, installations increased compared to the same period in the prior year by approximately 977 and 1,502 for Residential Solar Installation and New Homes Business reportable segments, respectively.

Cost of revenues and gross margin

	Thirteen Weeks Ended
	June 29,	June 30,	$	%
	2025	2024	Change	Change
	(As Restated)
Residential Solar Installation	$25,012	$5,384	$19,628	365%
New Homes Business	17,319	—	17,319	*
Total cost of revenues	$42,331	$5,384	$36,947	686

Gross margin	36%	(20)%

*	Percentage change is not meaningful.

Cost of revenues increased attributed to the acquisition of the SunPower assets as installations increased the over the same period in the prior year period by approximately 977 and 1,502 for Residential Solar Installation and New Homes Business reportable segments, respectively.

Sales commissions

	Thirteen Weeks Ended
	June 29,	June 30,	$	%
	2025	2024	Change	Change
	(As Restated)
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

Sales and marketing

	Thirteen Weeks Ended
	June 29,	June 30,	$	%
	2025	2024	Change	Change
	(As Restated)
Residential Solar Installation	$6,665	$1,051	$5,614	534%
New Homes Business	499	—	499	*
Total sales and marketing	$7,164	$1,051	$6,113	582

*	Percentage change is not meaningful.

Sales and marketing expenses in the Residential Solar Installation reportable segment increased due to the acquisition of SunPower assets in the fourth quarter of fiscal 2024.

General and administrative

	Thirteen Weeks Ended
	June 29,	June 30,	$	%
	2025	2024	Change	Change
	(As Restated)
Residential Solar Installation	$10,557	$6,246	$4,311	69%
New Homes Business	5,929	—	5,929	*
Total general and administrative	$16,486	$6,246	$10,240	164

*	Percentage change is not meaningful.

General and administrative expenses for the Residential Solar Installation and New Homes Business reportable segments increased due to the acquisition of the SunPower assets in the fourth quarter of fiscal 2024.

Interest expense

Interest expense in the thirteen-weeks ended June 29, 2025. consisted principally of $1.2 million attributable to the July 2024 Notes, $5.0 million attributable to the September 2024 Notes, and other obligations. The July 2024 Notes and September 2024 Notes were issued in fiscal 2024 and replaced our then existing debt.

Interest expense in the thirteen weeks ended June 30, 2024 consisted principally of $1.3 million related to our obligation to Carlyle, $0.4 million related to our secured credit line, $0.4 million related to our 2018 Bridge Loan and $0.2 million attributable to the $5.0 million revolver balance. Except for $1.5 million of the revolver balance, these obligations were fully settled in the Exchange Agreement that we entered into in July 2024.

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

Other (expense) income, net in the thirteen-weeks ended June 30, 2024, was expense of $2.1 million and was comprised of $3.3 million of expense arising from changes in the fair value of warrants issued for our common stock, $1.3 million loss incurred on the conversion of two SAFE Agreements to shares of our common stock and $0.3 million of other costs, partially offset by $2.8 million of income relating to changes in the fair value of our forward purchase agreements.

Net loss from continuing operations

As a result of the factors discussed above, our net loss from continuing operations for the thirteen-weeks ended June 29, 2025, was $27.3 million, a $13.4 million increase in our net loss as compared to a net loss from continuing operations of $13.9 million for the thirteen weeks ended June 30, 2024.

Twenty-six weeks ended June 29, 2025 compared to the twenty-six weeks ended June 30, 2024

The following table sets forth our unaudited statements of operations from continuing operations for the twenty-six weeks ended June 29, 2025, and the twenty-six weeks ended June 30, 2024.

	Twenty-Six Weeks Ended
(in thousands)	June 29, 2025	June 30, 2024	$ Change	% Change
	(As Restated)
Revenues	$144,528	$14,532	$129,996	895%
Cost of revenues(1)	93,368	13,141	80,227	611
Gross profit (loss)	51,160	1,391	49,769	3,578
Gross margin %	35%	10%
Operating expenses:
Sales commissions	16,739	4,421	12,318	279
Sales and marketing(1)	15,686	2,669	13,017	488
General and administrative(1)	31,382	11,339	20,043	177
Total operating expenses	63,807	18,429	45,378	246
Loss from continuing operations	(12,647)	(17,038)	4,391	*
Interest expense(2)	(12,413)	(5,892)	(6,521)	111
Interest income	3	16	(13)	(81)
Other (expense) income, net(3)	2,532	(550)	3,082	*
Loss from continuing operations before income taxes	(22,525)	(23,464)	939	*
Income tax provision	—	(11)	11	(100)
Net loss from continuing operations	$(22,525)	$(23,475)	$950	*

*	Percentage change is not meaningful.

(1)	Includes stock-based compensation expense as follows (in thousands):

	Twenty-Six Weeks Ended
	June 29, 2025	June 30, 2024
	(As Restated)
Cost of revenues	$1,518	$56
Sales and marketing	1,487	430
General and administrative	2,748	2,084
Total stock-based compensation expense	$5,753	$2,570

(2)	Includes interest expense and amortization of debt issuance costs to related parties of $2.8 million and $4.0 million in the twenty-six week periods ended June 29, 2025, and June 30, 2024, respectively.

(3)

Includes a gain of $2.1 million on the change in the fair value of derivative liabilities with related parties in the twenty-six weeks ended June 29, 2025. Refer to Note 10 – Borrowings and Derivative Liabilities for details.

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

Revenues

We disaggregate our revenues based on the following types of services (in thousands):

	Twenty-Six Weeks Ended
	June 29, 2025	June 30, 2024	$ Change	% Change
	(As Restated)
Residential Solar Installation	$75,020	$14,532	$60,488	416%
New Homes Business	69,508	—	69,508	*
Total revenue	$144,528	$14,532	$129,996	895

*	Percentage change is not meaningful.

The increase in revenue is primarily attributed to the acquisition of the SunPower assets. As a result, installations increased compared to the same period in the prior year by 1,777 and 4,102 for Residential Solar Installation and New Homes Business reportable segments, respectively.

Cost of revenues and gross margin

	Twenty-Six Weeks Ended
	June 29,	June 30,	$	%
	2025	2024	Change	Change
	(As Restated)
Residential Solar Installation	$47,627	$13,141	$34,486	262%
New Homes Business	45,741	—	45,741	*
Total cost of revenues	$93,368	$13,141	$80,227	611

Gross margin	35%	10%

*	Percentage change is not meaningful.

Cost of revenues increased primarily attributed to the acquisition of the SunPower assets. As a result, installations increased compared to the same period in the prior year by approximately 1,777 and 4,102 for Residential Solar Installation and New Homes Business reportable segments, respectively.

Sales commissions

	Twenty-Six Weeks Ended
	June 29,	June 30,	$	%
	2025	2024	Change	Change
	(As Restated)
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

Sales and marketing

	Twenty-Six Weeks Ended
	June 29,	June 30,	$	%
	2025	2024	Change	Change
	(As Restated)
Residential Solar Installation	$15,187	$2,669	$12,518	469%
New Homes Business	499	—	499	*
Total sales and marketing	$15,686	$2,669	$13,017	488

*	Percentage change is not meaningful.

Sales and marketing expenses in the Residential Solar Installation reportable segment increased due to the acquisition of SunPower assets in the fourth quarter of fiscal 2024.

General and administrative

	Twenty-Six Weeks Ended
	June 29,	June 30,	$	%
	2025	2024	Change	Change
	(As Restated)
Residential Solar Installation	$20,997	$11,339	$9,658	85%
New Homes Business	10,385	—	10,385	*
Total general and administrative	$31,382	$11,339	$20,043	177

*	Percentage change is not meaningful.

General and administrative expenses for the Residential Solar Installation and New Homes Business reportable segments increased due to the acquisition of the SunPower assets in the fourth quarter of fiscal 2024.

Interest expense

Interest expense in the twenty-six weeks ended June 29, 2025, consisted principally of $2.3 million attributable to the July 2024 Notes, $10.0 million attributable to the September 2024 Notes, and other obligations.

Interest expense in the twenty-six weeks ended June 30, 2024, consisted principally of $3.9 million related to our obligation to Carlyle, $1.0 million related to our secured credit line, $0.7 million related to our 2018 Bridge Loan and $0.3 million attributable to the $5.0 million revolver balance.

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

Other (expense) income, net in the twenty-six weeks ended June 30, 2024, was expense of $0.6 million. We incurred expenses of $2.8 million relating to changes in the fair value of our forward purchase agreement and $1.3 million loss incurred on the conversion of two SAFE Agreements to shares of our common stock and $0.4 million of other expenses. These expenses were partially offset by $3.9 million of income arising from changes in the fair value of warrants issued for our common stock.

Net loss from continuing operations

As a result of the factors discussed above, our net loss from continuing operations for the twenty-six weeks ended June 29, 2025, was $23.9 million, a $0.4 million increase, as compared to a net loss from continuing operations of $23.5 million for the twenty-six week period ended June 30, 2024.

Liquidity and capital resources

Overview

Since inception, we have incurred losses and negative cash flows from operations. We had a net loss from continuing operations of $22.5 million in the twenty-six week period ended June 29, 2025. As of June 29, 2025, we had an accumulated deficit of $433.9 million, total debt, including derivative liabilities of $151.2 million, and cash and cash equivalents (excluding restricted cash) of $11.1 million which was held for working capital expenditures. We believe our operating losses and negative operating cash flows will continue into the foreseeable future.

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

7% unsecured convertible senior notes

In September 2024, we issued $66.8 million of senior unsecured convertible notes to various lenders (the “September 2024 Notes”), $8.8 million of which are deemed to be with a related party. In December 2024, we issued additional September 2024 Notes for cash proceeds of $13.0 million, and we issued an additional $0.2 million of the September 2024 Notes in the thirteen week period ended March 30, 2025. The September 2024 Notes bear interest at 7% per annum and mature on July 1, 2029. The September 2024 Notes are initially convertible into 467.8363 shares of common stock per $1,000 principal amount of September 2024 Notes. The September 2024 Notes may be declared due and payable at the option of the holder upon an event of default and upon a qualifying change of control event.

Loans with related party

We have a fixed principal balance of $1.5 million outstanding as of June 29, 2025, due to the Rodgers Revocable Trust, a related party. In the thirteen week period ended June 29, 2025, $5.0 million was deposited into our Company by the Rodgers Massey Revocable Trust, and on July 10, 2025, this $5.0 million deposit was converted into the July 2025 Note. See Note 18 – Subsequent Events, “Issuance of 12% convertible senior unsecured convertible note to related party”.

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

Cash flows for the twenty-six weeks ended June 29, 2025 and June 30, 2024

The following table summarizes our cash flows from operating, investing, and financing activities for the twenty-six weeks ended June 29, 2025, and June 30, 2024 (in thousands):

	Twenty-Six Weeks Ended
	June 29, 2025	June 30, 2024
Net cash used in operating activities from continuing operations	$(7,050)	$(7,637)
Net cash used in investing activities from continuing operations	—	(883)
Net cash provided by financing activities from continuing operations	4,797	7,760
Net decrease in cash, cash equivalents and restricted cash	(2,253)	(739)

Cash flows from operating activities

Net cash used in operating activities from continuing operations of $7.1 million in the twenty-six weeks ended June 29, 2025, was due to net loss from continuing operations of $22.5 million offset by $15.7 million of favorable noncash adjustments and $0.4 million of cash outflows from changes in operating assets and liabilities. Significant movement in non-cash adjustments consisted of favorable non-cash adjustments of $7.6 million of amortization of debt issuance costs, $5.8 million of stock-based compensation, $3.0 million of depreciation and amortization, $3.0 million for the change in the fair value of warrant liabilities, $1.2 million for the provision of credit losses and $0.6 million of non-cash lease expense, partially offset by $3.7 million gain on the change in the fair value of derivative liabilities, a $1.6 million change in the fair value of forward purchase agreement liabilities and net other unfavorable noncash adjustments of $0.2 million. Net cash flows from changes in operating assets consisted primarily of a $25.7 million increase in contract assets, $2.8 million increase in accounts receivable, net, a $2.6 million increase in accrued expenses and other current liabilities, $1.2 million increase in prepaid expenses and other assets and a $0.7 million decrease in operating lease liabilities, offset by an $18.3 million decrease in inventories, a $9.3 million increase in accounts payable, and a $5.0 million decrease in contract liabilities.

Net cash used in operating activities from continuing operations of $7.6 million for the twenty-six weeks ended June 30, 2024, was primarily due to the net loss from continuing operations, net of tax of $23.5 million partially offset by non-cash charges of $12.3 million and net cash inflows of $3.6 million from changes in our operating assets and liabilities. Non-cash charges in our operating results consisted of $1.6 million of non-cash expense in connection with warrants issued for vendor services, a $2.8 million adjustment to our forward purchase agreement liabilities, $2.6 million stock-based compensation expense, $3.9 in million accretion of interest attributable to the CS Solis Debt, $2.0 million of other non-cash interest, $1.3 million loss arising from the loss on conversion of two SAFE Agreements to shares of our common stock, $0.7 million of depreciation and amortization, $0.3 million of non-cash lease expense, and $0.9 million of provision for credit losses, partially offset by $2.6 million of income from the change in the fair value of our warrant liabilities and a $1.2 million decrease in our reserve for excess and obsolete inventory. The main drivers of net cash inflows derived from the changes in operating assets and liabilities were related to a decrease in accounts receivable, net of $12.4 million and a decrease in inventories of $2.3 million, partially offset by an increase in prepaid and other current assets of $1.4 million, a decrease in accounts payable of $2.1 million, a decrease in accrued expenses and other liabilities of $6.1 million, a decrease in operating lease liabilities of $0.3 million and a decrease in contract liabilities of $1.2 million.

Cash flows from investing activities

Net cash used in investing activities from continuing operations was zero and $0.9 million for the twenty-six weeks ended June 29, 2025, and June 30, 2024, respectively, and attributable to additions to internal-use-software.

Cash flows from financing activities

Net cash provided by financing activities from continuing operations was $4.8 million for the twenty-six weeks ended June 29, 2025, and consisted of $5.0 million deposit received from a related party, and we subsequently issued a July 2025 Note to such related party (See Note 18 – Subsequent Events, “Issuance of 12% convertible senior unsecured convertible note to related party”), $0.2 million in proceeds from the issuance of September 2024 Notes, and $0.6 million in proceeds from the exercise of stock options and warrants in exchange for the issuance of shares of our common stock partially offset by $1.0 million of finance leases payments.

Net cash provided by financing activities from continuing operations of $7.8 million for the twenty-six weeks ended June 30, 2024, was primarily due to $6.0 million in net proceeds from the issuance of SAFE agreements to a related party, $2.0 million deposit received from a related party in connection with a financing transaction, and less than $0.1 million in net proceeds from the exercise of stock options, partially offset by a $0.3 million final payment on the settlement of the a note payable.

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

As previously disclosed by us in our Current Report on Form 8-K filed with the SEC on April 14, 2026, we identified material errors related to the recognition of revenue (and related cost of revenues, sales commissions, sales and marketing, and general and administrative expenses), and interest expense (collectively “Misstatements”) in each of the quarterly periods in fiscal 2025. We determined that these material errors were the result of our previously reported material weaknesses in our internal control over financial reporting related to our control activities, information and communication, and monitoring activities. These errors were not caused by any override of controls, misconduct, or fraud. The correction of the Misstatements impacted the previously reported amounts of revenues, cost of revenues, interest expense and amortization of debt discount and issuance costs, inventory, net income per common share, and all related financial statement subtotals and totals. As a result, this Amended Report amends our previously issued quarterly report for the thirteen and twenty-six week periods ended June 29, 2025.

As a result of this Amended Report, our principal executive officer and principal financial officer believe that the interim unaudited condensed consolidated financial statements included in this Amended Report fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

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

ITEM 1A. RISK FACTORS

We are subject to a number of risks that if realized could adversely affect our business, strategies, prospects, financial condition, results of operations and cash flows. Some of the more significant risks and uncertainties we face include those summarized below. The summary below is not exhaustive and is qualified by reference to the full set of risk factors set forth in Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed on April 30, 2025. Please carefully consider all of the information in this Quarterly Report and our Annual Report on Form 10-K filed on April 30, 2025 (including, without limitation, the full set of risks set forth in Item 1A. “Risk Factors” of our Annual Report on Form 10-K filed on April 30, 2025, and the disclosures in this Quarterly Report included in Note 1(b) Organization – Liquidity and going concern – of the notes to the financial statements contained in this Quarterly Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and capital resources” section of this Quarterly Report) and in our other filings with the Securities and Exchange Commission before making an investment decision regarding us.

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

SunPower Inc.

Date: May 19, 2026	By:	/s/ THURMAN J. RODGERS
Thurman J. Rodgers
Chief Executive Officer and Executive Chairman; Principal Financial Officer