Form 10-Q/A
period 2025-09-28
SunPower Inc.
filed 2026-05-19
CIK 1838987

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

EXPLANATORY NOTE

Overview

SunPower Inc. (“SunPower” or the “Company”) is filing this Amendment No. 1 on Form 10Q/A (the “Amended Report”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2025 originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 19, 2025, (the “Original Report”), in order to reflect the effects of the restatement of the financial statements included in the Original Report (the “Restatement”). This Amended Report includes the Company’s restated unaudited condensed consolidated financial statements as of and for the thirteen and thirty-nine week period ended September 28, 2025 to correct errors related to the recognition of revenues, cost of revenues, stock-based compensation expense and interest and amortization of debt discount expense, and the related balance sheet accounts including accounts receivable, net, inventories, accrued expenses and other current liabilities, notes payable, current, notes payable and derivative liabilities, net of current portion, notes payable and derivative liabilities with related parties, net of current portion and additional paid-in capital. The Company also identified payroll and amortization expense classification errors within cost of revenues and operating expenses, which did not have any impact on the Company’s net operating results but misstated the expense categories within the unaudited condensed consolidated statements of operations. In addition:

●	On May 18, 2026, the Company filed Amendment No. 1 to its Quarterly Report on Form 10Q/A for the quarterly period ended March 30, 2025, originally filed with the SEC on May 19, 2025, and

●	On May 19, 2026, the Company filed Amendment No. 1 to its Quarterly Report on Form 10Q/A for the quarterly period ended June 29, 2025 originally filed with the SEC on August 13, 2025 (collectively with this Amended Report, the “Amended Filings”).

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

Internal Control Considerations

In connection with preparing this Amended Report, management has updated its evaluation of the effectiveness of its internal control over financial reporting as of September 28, 2025, as further described in Part I, Item 4. “Controls and Procedures” of this Amended Report. Consistent with the conclusion in Part II, Item 9A. “Controls and Procedures” of the Annual Report filed on April 14, 2026 on Form 10-K for the fiscal year ended December 28, 2025, management continued to conclude that its internal control over financial reporting and disclosure controls and procedures were not effective as of September 28, 2025 due to the previously identified material weaknesses in its internal control over financial reporting.

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

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUNPOWER INC.

Unaudited Condensed Consolidated Balance Sheets

(in thousands except share and per share amounts)

	September 28,	December 29,
	2025	2024
	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$5,072	$13,378
Accounts receivable, net	73,047	51,908
Inventories	8,570	22,110
Prepaid expenses and other current assets	19,740	8,206
Total current assets	106,429	95,602
Restricted cash	3,841	3,841
Property and equipment, net	3,670	5,493
Operating lease right-of-use assets	2,528	3,041
Intangible assets, net	38,956	17,385
Goodwill	42,275	18,476
Other noncurrent assets	1,085	628
Total assets	$198,784	$144,466

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$19,857	$7,980
Accrued expenses and other current liabilities (1)	57,250	56,081
Notes payable to related parties	21,500	1,500
Current portion of notes payable	2,786	—
Contract liabilities	13,261	10,003
SAFE Agreement with related party	497	384
Forward purchase agreement liabilities with related parties	—	1,274
Forward purchase agreement liabilities	4,301	2,220
Total current liabilities	119,452	79,442
Warranty provision, noncurrent	2,140	3,437
Warrant liability	4,683	1,561
Contract liabilities, noncurrent	1,713	918
Notes payable and derivative liabilities, net of current	139,454	92,638
Notes payable and derivative liabilities with related parties, net of current	34,799	53,193
Operating lease liabilities, net of current portion	1,335	2,263
Other long-term liabilities	12,869	8,553
Total liabilities	316,445	242,005

Commitments and contingencies (Note 13)

Stockholders’ (deficit):
Common stock, $0.0001 par value; Authorized 1,000,000,000 shares as of September 28, 2025, and December 29, 2024; issued and outstanding 88,714,258 and 73,784,645 shares as of September 28, 2025, and December 29, 2024, respectively.	14	14
Additional paid-in capital	329,754	313,661
Accumulated other comprehensive income	165	165
Accumulated deficit	(447,594)	(411,379)
Total stockholders’ (deficit)	(117,661)	(97,539)
Total liabilities and stockholders’ (deficit)	$198,784	$144,466

(1)	Includes accrued interest due to related parties of $1.3 million and $2.2 million as of September 28, 2025, and December 29, 2024, respectively. Includes investor financing deposit of $2.0 million as of September 28, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNPOWER INC.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands except share and per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2025	2024	2025	2024
	(As Restated)		(As Restated)
Revenues	$64,487	$5,536	$209,015	$20,068
Cost of revenues(1)	32,431	8,693	125,799	21,834
Gross profit (loss)	32,056	(3,157)	83,216	(1,766)
Operating expenses:
Sales commissions	8,170	7,270	24,909	11,691
Sales and marketing	5,819	1,093	21,505	3,762
General and administrative	19,663	18,450	51,045	29,789
Total operating expenses	33,652	26,813	97,459	45,242
Loss from continuing operations	(1,596)	(29,970)	(14,243)	(47,008)
Interest expense (2)	(6,738)	(2,338)	(19,151)	(8,230)
Interest income	—	86	3	102
Other expense, net (3)	(4,256)	(65,684)	(1,724)	(66,234)
Gain on troubled debt restructuring	—	19,948	—	19,948
Total other expense, net	(10,994)	(47,988)	(20,872)	(54,414)
Loss from continuing operations before income taxes	(12,590)	(77,958)	(35,115)	(101,422)
Income tax provision	—	—	—	(11)
Net loss from continuing operations	(12,590)	(77,958)	(35,115)	(101,433)
Loss from discontinued operations, net of tax	(1,100)	—	(1,100)	(2,007)
Net loss from discontinued operations, net of taxes	(1,100)	—	(1,100)	(2,007)
Net loss	(13,690)	(77,958)	(36,215)	(103,440)
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	22
Comprehensive loss (net of tax)	$(13,690)	$(77,958)	$(36,215)	$(103,418)
Net loss from continuing operations per share attributable to common stockholders, basic and diluted	$(0.15)	$(1.03)	$(0.43)	$(1.64)
Net loss from discontinued operations per share attributable to common stockholders, basic and diluted	(0.01)	—	(0.01)	(0.03)
Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(1.03)	$(0.44)	$(1.67)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	84,593,644	75,348,627	81,993,090	61,868,747

(1)	Cost of revenue with related party was $0.1 million and $0.4 million in the thirteen week periods ended September 28, 2025 and September 29, 2024, respectively. Cost of revenue with related party was $0.5 million in each of the thirteen and thirty-nine week periods ended September 29, 2024, respectively. Refer to Note 17 – Related Party Transactions for details.

(2)	Includes related party interest expense and amortization of debt issuance costs of $1.7 million and $1.5 million in the thirteen week periods ended September 28, 2025, and September 29, 2024, respectively. Includes related party interest expense and amortization of debt issuance costs of $4.5 million and $5.6 million in the thirty-nine weeks periods ended September 28, 2025, and September 29, 2024, respectively.

(3)	Includes the following related party transactions (in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Loss on issuance of derivative liabilities	$—	$(3.0)	$—	$(3.0)
(Loss) gain on remeasurement of derivative liabilities (Note 10 – Borrowings and Derivative Liabilities)	(0.3)	(22.8)	1.8	(22.8)
Gain (loss) due to change in fair value of Forward Purchase Agreements	—	2.8	0.1	1.8
Loss on conversion of SAFE Agreements to common stock	—	—	—	(1.3)
Change in fair value of SAFE Agreement	(0.1)	(0.9)	(0.1)	(0.9)
(Loss) gain due to change in fair value of Carlyle warrants	—	—	—	2.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNPOWER INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands except number of shares)

	Thirteen Weeks Ended September 28, 2025 (As Restated)
	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Deficit
Balance as of June 29, 2025 (As Restated)	82,189,469	$14	$320,033	$(433,904)	$165	$(113,692)
Exercise of common stock options	198,096	—	216	—	—	216
Stock-based compensation	—	—	2,123	—	—	2,123
Vesting of restricted stock units	1,993,359	—	—	—	—	—
Issuance of common stock	4,333,334	—	7,382	—	—	7,382
Net loss	—	—	—	(13,690)	—	(13,690)
Balance as of September 28, 2025 (As Restated)	88,714,258	$14	$329,754	$(447,594)	$165	$(117,661)

	Thirteen Weeks Ended September 29, 2024
	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Deficit
Balance as of June 30, 2024	63,044,287	$13	$288,259	$(380,410)	$165	$(91,973)
Exercise of common stock options	282,966	—	432	—	—	432
Vesting of restricted stock units	88,215	—	—			—
Stock-based compensation	—	—	1,516	—	—	1,516
Issuance of common stock warrants	—	—	1,400			1,400
Issuance of common stock warrant for services	—	—	7,759	—	—	7,759
Exercise of common stock warrants	5,343,616	1	—			1
Issuance of common stock for exchange of debt	1,500,000	—	2,670	—	—	2,670
Issuance of common stock	2,718,837	—	6,143	—		6,143
Modification of warrant agreement	—	—	7,306	—		7,306
Net loss	—	—	—	(77,958)	—	(77,958)
Balance as of September 29, 2024	72,977,921	$14	$315,485	$(458,368)	$165	$(142,704)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Thirty-Nine Weeks Ended September 28, 2025 (As Restated)
	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Deficit
Balance as of December 29, 2024	73,784,645	$14	$313,661	$(411,379)	$165	$(97,539)
Exercise of common stock options	731,671	—	775	—	—	775
Stock-based compensation	—	—	7,876	—	—	7,876
Vesting of restricted stock units	3,864,608	—	—	—	—	—
Exercise of common stock warrants	6,000,000	—	60	—	—	60
Issuance of common stock	4,333,334		7,382	—	—	7,382
Net loss	—	—	—	(36,215)	—	(36,215)
Balance as of September 28, 2025 (As Restated)	88,714,258	$14	$329,754	$(447,594)	$165	$(117,661)

	Thirty-Nine Weeks Ended September 29, 2024
	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Deficit
Balance as of December 31, 2023	49,065,361	$7	$277,965	$(354,928)	$143	$(76,813)
Exercise of common stock options	373,003	—	492	—	—	492
Vesting of restricted stock units	88,215	—	—	—	—	—
Stock-based compensation	—	—	4,086	—	—	4,086
Issuance of common stock warrants	—	—	1,400	—		1,400
Issuance of common stock warrant for services	—	—	9,179	—	—	9,179
Issuance of common stock upon conversion of SAFE Agreements with related party	13,888,889	6	6,244	—	—	6,250
Exercise of common stock warrants	5,343,616	1	—	—	—	1
Issuance of common stock for exchange of debt	1,500,000	—	2,670	—	—	2,670
Issuance of common stock	2,718,837	—	6,143	—	—	6,143
Modification of warrant agreement	—	—	7,306	—	—	7,306
Net loss	—	—	—	(103,440)	—	(103,440)
Foreign currency translation adjustment	—	—	—	—	22	22
Balance as of September 29, 2024	72,977,921	$14	$315,485	$(458,368)	$165	$(142,704)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNPOWER INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands except number of shares)

	Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024
	(As Restated)
Cash flows from operating activities from continuing operations
Net loss	$(36,215)	$(103,440)
Net loss from discontinued operations, net of income taxes	(1,100)	(2,007)
Net loss from continuing operations	(35,115)	(101,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,876	4,086
Non-cash interest expense	—	1,938
Non-cash lease expense	826	483
Depreciation and amortization	4,293	991
Provision for credit losses	4,159	3,065
Change in reserve for excess and obsolete inventory	—	131
Change in fair value of SAFE Agreement – related party	113	900
Change in fair value of forward purchase agreement liabilities (1)	807	(4,906)
Change in fair value of derivative liabilities (2)	(1,639)	37,875
Change in fair value of warrant liabilities	3,122	2,116
Amortization of debt issuance costs (3)	11,828	1,361
Non-cash income (4)	(474)	—
Loss on impairments and disposals	140	3,721
Accretion of debt in CS Solis – related party	—	3,872
Loss on conversion of SAFE Agreements to shares of common stock	—	1,250
Non-cash expense in connection with warrant issued for vendor services	—	5,410
Loss on issuance of derivative liability	—	24,688
Gain on debt extinguishment	—	(19,948)
Other financing costs	—	3,812
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(25,041)	14,735
Inventories	34,222	2,378
Prepaid expenses and other current assets	(11,372)	(3,185)
Other noncurrent assets	95	—
Accounts payable	11,692	(8,496)
Accrued expenses and other liabilities	(11,531)	(1,646)
Operating lease liabilities	(866)	(875)
Contract liabilities	(6,384)	(1,434)
Net cash used in operating activities	(13,249)	(29,111)
Cash flows from investing activities from continuing operations
Cash paid for acquisition, net of cash acquired	(20,689)	—
Capitalization of internal-use software costs	—	(1,044)
Net cash used in investing activities from continuing operations	(20,689)	(1,044)
Cash flows from financing activities from continuing operations
Proceeds from issuance of convertible notes, net of debt discount	20,000	68,725
Proceeds from issuance of convertible notes due to related parties	5,000	26,000
Payment of debt issuance costs	(200)	—
Finance lease payments	(1,528)	—
Principal repayment of notes payable	(2,157)	(300)
Proceeds from issuance of common stock	1,682	6,143
Proceeds from exercise of common stock options	775	492
Proceeds from exercise of warrant for common stock	60	—
Investor financing deposit	2,000	—
Proceeds from issuance of SAFE Agreements	—	6,000
Net cash provided by financing activities from continuing operations	25,632	107,060
Effect of exchange rate changes	—	22
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,306)	76,927
Cash, cash equivalents, and restricted cash at beginning of period	17,219	6,416
Cash, cash equivalents, and restricted cash at end of period	$8,913	$83,343

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$7,654	$—
Cash paid for income taxes	—	10

Supplemental disclosure of noncash financing and investing activities:
Issuance of Seller Note as partial purchase consideration in Sunder acquisition (5)	$20,000	$—
Issuance of common stock as partial consideration for acquisition of Sunder (6)	5,700
Deferred consideration recognized for acquisition of Sunder (6)	11,400
Debt issuance costs incurred in connection with the issuance of September 2025 Notes	1,150
Cancellation of existing indebtedness in Exchange Agreement	—	65,872
Issuance of convertible notes in Exchange Agreement	—	31,452
Issuance of common stock in Exchange Agreement	—	2,220
Conversion of SAFE Agreements to shares of common stock with related party	—	5,000
Carlyle warrant modification	—	660
Operating lease right-of-use assets obtained in exchange for lease obligations	—	116
Issuance of common stock warrants	—	1,400
Measurement period adjustments related to the SunPower acquisition – (Refer to Note 4 – Business Combinations for detail.)

(1)	Includes related party income of $0.1 million and $1.8 million in the thirty-nine week periods ended September 28, 2025, and September 29, 2024, respectively.

(2)	Includes related party remeasurement of gain of $1.8 million and loss of $22.8 million in the thirty-nine week periods ended September 28, 2025 and September 29, 2024, respectively.

(3)	Includes related party amortization expense of $2.0 million and $0.6 million in the thirty-nine week periods ended September 28, 2025 and September 29, 2024, respectively.

(4)	Includes related party non-cash income of $0.1 million in the thirty-nine week period ended September 28, 2025.

(5)	Issuance of Seller Note was deemed to be with a related party. Refer to Note 10 – Borrowings and Derivative Liabilities for details.

(6)	The deferred consideration paid and payable in connection with the Sunder acquisition was accounted for on the Company’s condensed consolidated balance sheet as of September 28, 2025, as (i) $5.7 million within Additional paid-in capital, (ii) $5.7 million within Accrued expenses and other current liabilities, and (iii) $5.7 million within Other long-term liabilities.

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

On September 21, 2025, Complete Solaria, Inc., and Complete Solar, Inc, a subsidiary of the Company, entered into a Membership Interest Purchase Agreement (“MIPA”) with Sunder Energy LLC (“Sunder”) and the seller, Chicken Parm Pizza LLC (“Seller/Member”), the sole member of Sunder. The acquisition of Sunder was completed on September 24, 2025, and the financial results of Sunder have been included in the Company’s unaudited condensed consolidated financial statements since the date of acquisition. Refer to Note 4 – Business Combinations for a description of Sunder.

The aforementioned acquisitions were accounted for as business combinations in accordance with ASC 805, Business Combinations as more fully described in Note 4 – Business Combinations.

The Company completed its legal renaming to SunPower Inc. in the period ended September 28, 2025.

As described in Note 2 Restatement of Previously Issued unaudited Condensed Consolidated Financial Statements, the unaudited condensed consolidated financial statements as of and for the thirteen and thirty-nine week periods ended September 28, 2025 (collectively, the “Affected Periods”), are restated in this Quarterly Report on Form 10-Q/A (this “Amended Report”, this “Quarterly Report” or this “Form 10-Q/A”) to reflect the corrections related the recognition of revenue, cost of revenues, sales commissions, general and administrative expenses and interest expense. The restated unaudited condensed consolidated financial statements are indicated as “Restated” in the unaudited condensed consolidated financial statements and accompanying notes, as applicable. See Note 2 Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements for further discussion.

(b) Liquidity and going concern

Since inception through September 28, 2025, the Company has incurred recurring losses and negative cash flows from operations. The Company’s loss from continuing operations was $36.2 million for the thirty-nine-week period ended September 28, 2025. As of that date, the Company had an accumulated deficit of $447.6 million, total debt of $198.5 million, and cash and cash equivalents, excluding restricted cash, of $5.1 million. The Company anticipates that operating losses and negative operating cash flows may continue in the near term, which raises substantial doubt about its ability to continue as a going concern.

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

(2) Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements

On April 14, 2026, authorized officers of the Company and the Audit Committee of the Board of Directors determined that the Company’s previously issued interim financial statements as of and for the thirteen weeks and thirty-nine week period ended September 28, 2025, included in its Quarterly Reports on Form 10-Q contains material errors and should no longer be relied upon and should be restated. These material errors related to the recognition of revenue (and related cost of revenues, sales commissions, sales and marketing, and general and administrative expenses) and interest expense. Additionally, the Company has corrected other immaterial errors related to the reclassification of current and non-current debt obligations, reclassification of payroll expenses between cost of revenues and operating expenses, and the vesting of restricted stock units and related stock-based compensation expense.

This note discloses the nature of the restatement adjustments and discloses the cumulative effects of these adjustments on the Company’s unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of operations and comprehensive loss, unaudited condensed consolidated statements of stockholders’ deficit and unaudited condensed consolidated statements of cash flows for the periods included in the original Form 10-Q for the thirteen and thirty-nine week periods ended September 28, 2025 (the “Original Report”).

The unaudited condensed consolidated balance sheet, statement of operations and comprehensive income (loss), statement of changes in stockholders’ deficit and statement of cash flows as of and for the thirteen and thirty-nine week periods ended September 28, 2025 have been restated to reflect the corrections identified and described below. The restatement adjustments and their impacts on the previously issued unaudited condensed consolidated financial statements included in the Original Report are shown in the restatement tables of this footnote. The effects of the restatement also have been reflected in the impacted tables and footnotes throughout the notes to these unaudited condensed consolidated financial statements in this Form 10-Q/A.

Unaudited Condensed Consolidated Financial Statements - Restatement Reconciliation Tables

In light of the foregoing, in accordance with ASC 250, Accounting Changes and Error Corrections, the Company is restating its previously issued unaudited condensed consolidated financial statements as of September 28, 2025, to reflect the effects of the restatement adjustments, and to make certain corresponding disclosures. The following tables present a reconciliation of the Company’s unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of operations and comprehensive loss, unaudited condensed consolidated statements of stockholders’ deficit and unaudited condensed consolidated statements of cash flows previously reported for the period to the restated and revised amounts.

SUNPOWER INC.

Restated Unaudited Condensed Consolidated Balance Sheet

(in thousands except share and per share amounts)

		As of September 28, 2025
	Explanatory Notes	As Previously Reported	Restatement Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents		$5,072	$—	$5,072
Accounts receivable, net	A	80,753	(7,706)	73,047
Inventories	B	8,694	(124)	8,570
Prepaid expenses and other current assets	C	20,830	(1,090)	19,740
Total current assets		115,349	(8,920)	106,429
Restricted cash		3,841	—	3,841
Property and equipment, net		3,670	—	3,670
Operating lease right-of-use assets		2,528	—	2,528
Intangible assets, net		38,956	—	38,956
Goodwill	D	42,911	(636)	42,275
Other noncurrent assets		1,085	—	1,085
Total assets		$208,340	$(9,556)	$198,784

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable		$19,857	$—	$19,857
Accrued expenses and other current liabilities	E	59,271	(2,021)	57,250
Notes payable to related parties		21,500	—	21,500
Current portion of notes payable	F	—	2,786	2,786
Contract liabilities	G	9,713	3,548	13,261
SAFE Agreement with related party		497	—	497
Forward purchase agreement liabilities with related parties		—	—	—
Forward purchase agreement liabilities		4,301	—	4,301
Total current liabilities		115,139	4,313	119,452
Warranty provision, noncurrent		2,140	—	2,140
Warrant liability		4,683	—	4,683
Contract liabilities, noncurrent		1,713	—	1,713
Notes payable and derivative liabilities, net of current	H	148,205	(8,751)	139,454
Notes payable and derivative liabilities with related parties, net of current	H	34,572	227	34,799
Operating lease liabilities, net of current portion		1,335	—	1,335
Other long-term liabilities		12,869	—	12,869
Total liabilities		320,656	(4,211)	316,445

Commitments and contingencies

Stockholders’ deficit:
Common stock		14	—	14
Additional paid-in capital	I	330,083	(329)	329,754
Accumulated other comprehensive income		165	—	165
Accumulated deficit		(442,578)	(5,016)	(447,594)
Total stockholders’ deficit		(112,316)	(5,345)	(117,661)
Total liabilities and stockholders’ deficit		$208,340	$(9,556)	$198,784

SUNPOWER INC.

Restated Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)

(in thousands except share and per share amounts)

		Thirteen Weeks Ended September 28, 2025
	Explanatory Notes	As Previously Reported	Restatement Adjustments	As Restated

Revenues	J	$70,005	$(5,518)	$64,487
Cost of revenues	K	37,965	(5,534)	32,431
Gross profit		32,040	16	32,056
Operating expenses:
Sales commissions	L	7,534	636	8,170
Sales and marketing	M	6,467	(648)	5,819
General and administrative	N	21,483	(1,820)	19,663
Total operating expenses		35,484	(1,832)	33,652
Loss from continuing operations		(3,444)	1,848	(1,596)
Interest expense	O	(8,104)	1,366	(6,738)
Interest income		—	—	—
Other expense, net		(4,256)	—	(4,256)
Total other expense, net		(12,360)	1,366	(10,994)
Loss from continuing operations before income taxes		(15,804)	3,214	(12,590)
Income tax provision		—	—	—
Net loss from continuing operations		(15,804)	3,214	(12,590)
Net loss from discontinued operations, net of taxes		(1,100)	—	(1,100)
Net loss		(16,904)	3,214	(13,690)
Comprehensive loss, net of tax		$(16,904)	$3,214	$(13,690)
Net loss from continuing operations per share attributable to common stockholders, basic and diluted		$(0.19)	$0.04	$(0.15)
Net loss from discontinued operations per share attributable to common stockholders, basic and diluted		$(0.01)	$—	$(0.01)
Net loss per share attributable to common stockholders, basic and diluted		$(0.20)	$0.04	$(0.16)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	Q	84,904,228	(310,584)	84,593,644

SUNPOWER INC.

Restated Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)

(in thousands except share and per share amounts)

		Thirty-Nine Weeks Ended September 28, 2025
	Explanatory Notes	As Previously Reported	Restatement Adjustments	As Restated

Revenues	J	$220,269	$(11,254)	$209,015
Cost of revenues	K	126,970	(1,171)	125,799
Gross profit		93,299	(10,083)	83,216
Operating expenses:
Sales commissions	L	24,273	636	24,909
Sales and marketing	M	21,764	(259)	21,505
General and administrative	N	52,382	(1,337)	51,045
Total operating expenses		98,419	(960)	97,459
Loss from continuing operations		(5,120)	(9,123)	(14,243)
Interest expense	O	(23,258)	4,107	(19,151)
Interest income		3	—	3
Other expense, net		(1,724)	—	(1,724)
Total other expense, net		(24,979)	4,107	(20,872)
Loss from continuing operations before income taxes		(30,099)	(5,016)	(35,115)
Income tax provision		—	—	—
Net loss from continuing operations		(30,099)	(5,016)	(35,115)
Net loss from discontinued operations, net of taxes		(1,100)	—	(1,100)
Net loss		(31,199)	(5,016)	(36,215)
Comprehensive loss, net of tax		$(31,199)	$(5,016)	$(36,215)
Net loss from continuing operations per share attributable to common stockholders, basic and diluted		$(0.37)	$(0.06)	$(0.43)
Net loss from discontinued operations per share attributable to common stockholders, basic and diluted		$(0.01)	$—	$(0.01)
Net loss per share attributable to common stockholders, basic and diluted		$(0.38)	$(0.06)	$(0.44)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	Q	82,036,790	(43,700)	81,993,090

SUNPOWER INC.

Restated Unaudited Condensed Consolidated Statement of Stockholders’ Deficit

(in thousands except number of shares)

		Thirteen Weeks Ended September 28, 2025
	Explanatory	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Notes	Shares	Amount	Capital	Deficit	Income	Deficit
As Previously Reported
Balance as of June 29, 2025		82,325,722	$14	$318,311	$(425,674)	$165	$(107,184)
Exercise of common stock options		198,096	—	216	—	—	216
Stock-based compensation		—	—	4,174	—	—	4,174
Vesting of restricted stock units		2,310,811	—	—	—	—	—
Issuance of common stock		4,333,334	—	7,382	—	—	7,382
Net loss		—	—	—	(16,904)	—	(16,904)
Balance as of September 28, 2025		89,167,963	$14	$330,083	$(442,578)	$165	$(112,316)

Adjustments
Balance as of June 29, 2025	I	(136,253)	$—	$1,722	$(8,230)	$—	$(6,508)
Exercise of common stock options		—	—	—	—	—	—
Stock-based compensation	I	—	—	(2,051)	—	—	(2,051)
Vesting of restricted stock units	I	(317,452)	—	—	—	—	—
Issuance of common stock		—	—	—	—	—	—
Net loss		—	—	—	3,214	—	3,214)
Balance as of September 28, 2025		(453,705)	$—	$(329)	$(5,016)	$—	$(5,345)

(As Restated)
Balance as of June 29, 2025		82,189,469	$14	$320,033	$(433,904)	$165	$(113,692)
Exercise of common stock options		198,096	—	216	—	—	216
Stock-based compensation		—	—	2,123	—	—	2,123
Vesting of restricted stock units		1,993,359	—	—	—	—	—
Issuance of common stock		4,333,334	—	7,382	—	—	7,382
Net loss		—	—	—	(13,690)	—	(13,690)
Balance as of September 28, 2025		88,714,258	$14	$329,754	$(447,594)	$165	$(117,661)

SUNPOWER INC.

Restated Unaudited Condensed Consolidated Statement of Stockholders’ Deficit

(in thousands except number of shares)

		Thirty-Nine Weeks Ended September 28, 2025
	Explanatory	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Notes	Shares	Amount	Capital	Deficit	Income	Deficit
As Previously Reported
Balance as of December 29, 2024		73,784,645	$14	$313,661	$(411,379)	$165	$(97,539)
Exercise of common stock options		731,671	—	775	—	—	775
Stock-based compensation		—	—	8,205	—	—	8,205
Vesting of restricted stock units		4,318,313	—	—	—	—	—
Exercise of common stock warrants		6,000,000	—	60	—	—	60
Issuance of common stock		4,333,334	—	7,382	—	—	7,382
Net loss		—	—	—	(31,199)	—	(31,199)
Balance as of September 28, 2025		89,167,963	$14	$330,083	$(442,578)	$165	$(112,316)

Adjustments
Balance as of December 29, 2024		—	$—	$—	$—	$—	$—
Exercise of common stock options		—	—	—	—	—	—
Stock-based compensation	I	—	—	(329)	—	—	(329)
Vesting of restricted stock units	I	(453,705)	—	—	—	—	—
Exercise of common stock warrants		—	—	—	—	—	—
Issuance of common stock		—	—	—	—	—	—
Net loss		—	—	—	(5,016)	—	(5,016)
Balance as of September 28, 2025		(453,705)	$—	$(329)	$(5,016)	$—	$(5,345)

(As Restated)
Balance as of December 29, 2024		73,784,645	$14	$313,661	$(411,379)	$165	$(97,539)
Exercise of common stock options		731,671	—	775	—	—	775
Stock-based compensation		—	—	7,876	—	—	7,876
Vesting of restricted stock units		3,864,608	—	—	—	—	—
Exercise of common stock warrants		6,000,000	—	60	—	—	60
Issuance of common stock		4,333,334	—	7,382	—	—	7,382
Net loss		—	—	—	(36,215)	—	(36,215)
Balance as of September 28, 2025		88,714,258	$14	$329,754	$(447,594)	$165	$(117,661)

SUNPOWER INC.

Restated Unaudited Condensed Consolidated Statement of Cash Flows

(in thousands except share and per share amounts)

		Thirty-Nine Weeks Ended September 28, 2025
	Explanatory Notes	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities
Net loss	J,K,L,M,N,O	$(31,199)	$(5,016)	$(36,215)
Net loss from discontinued operations, net of income taxes		(1,100)	—	(1,100)
Net loss from continuing operations		(30,099)	(5,016)	(35,115)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock-based compensation	I	8,205	(329)	7,876
Non-cash lease expense		826	—	826
Depreciation and amortization		4,293	—	4,293
Provision for credit losses		4,159	—	4,159
Change in fair value of SAFE Agreements with related party		113	—	113
Change in fair value of forward purchase agreement liabilities		807	—	807
Change in fair value of derivative liabilities		(1,639)	—	(1,639)
Change in fair value of warrant liabilities		3,122	—	3,122
Amortization of debt issuance costs	H	14,259	(2,431)	11,828
Non-cash income		(474)	—	(474)
Loss on impairments and disposals		140	—	140
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	A	(32,747)	7,706	(25,041)
Inventories	B	34,098	1,244	34,222
Prepaid expenses and other current assets	C	(12,462)	1,090	(11,372)
Other noncurrent assets		95	—	95
Accounts payable		11,692	—	11,692
Accrued expenses and other liabilities	E,P	(6,360)	(5,171)	(11,531)
Operating lease liabilities		(866)	—	(866)
Contract liabilities	G	(10,568)	4,184	(6,384)
Net cash used in operating activities		(13,406)	157	(13,249)
Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired		(20,689)	—	(20,689)
Net cash used in investing activities		(20,689)	—	(20,689)
Cash flows from financing activities
Proceeds from issuance of convertible notes		20,000	—	20,000
Proceeds from issuance of convertible notes due to related parties		5,000	—	5,000
Payment of debt issuance costs		(200)	—	(200)
Finance lease payments		(1,528)	—	(1,528)
Proceeds from issuance of common stock		1,682	—	1,682
Proceeds from exercise of common stock options		775	—	775
Proceeds from exercise of warrant for common stock		60	—	60
Proceeds from investor financing deposit from a related party	P	—	2,000	2,000
Principal repayment of notes payable	H	—	(2,157)	(2,157)
Net cash provided by financing activities		25,789	(157)	25,632
Effect of exchange rate changes		—	—	—
Net decrease in cash, cash equivalents and restricted cash		(8,306)	—	(8,306)
Cash, cash equivalents, and restricted cash at beginning of period		17,219	—	17,219
Cash, cash equivalents and restricted cash at end of period		$8,913	$—	$8,913

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

A.	To correct errors relating to (i) an overstatement of accounts receivables of $7.7 million attributable to transactions that were double counted or recognized in the incorrect period.

B.	To correct the overstatement of inventory by $1.2 million arising from errors in the reconciliation of inventory balances and (ii) reclass of $1.1 million from prepaid expenses and other current assets into inventories due to a classification error.

C.	To correct classification of $1.1 million from prepaid expenses and other current assets into inventories due to classification error.

D.	To correct an overstatement of goodwill due to purchase price accounting.

E.	To (i) correct an overstatement of $3.7 million in accrued expenses and other current liabilities relating to cut-off procedures in connection with the allocation of purchase consideration in the Sunder acquisition, (ii) correct a $1.3 million overstatement of accrued interest related to the senior unsecured convertible notes (iii) correct an understatement of warrant liability of $0.8 million for warrants issued in connection with a service agreement (iv) correct the classification of $2.2 million of principal debt payments from Accrued expenses and other liabilities to Notes payable and derivative liabilities, net of current portion.

F.	To correct an error in the classification of the current portion of the senior unsecured convertible notes of $2.8 million that was previously classified as a long-term liability within Notes payable and derivative liabilities, net of current portion.

G.	To correct an error in understatement of contract liabilities of $3.5 million relating to cut-off errors.

H.	To (i) correct an error in the classification of the current portion of the senior unsecured convertible notes of $2.8 million that was previously classified as a long-term liability within Notes payable and derivative liabilities, net of current portion, (ii) correct the overstatement of amortization of debt discount and issuance costs and resulted understatement of unamortized debt discount and issuance costs of $2.4 million related to the senior unsecured convertible notes (iii) correct the classification of the principal payment of $2.2 million of senior unsecured convertible notes payable from Accrued expenses and other current liabilities to Notes payable and derivative liabilities, net of current, (iv) correct the classification between third parties and related party of $0.2 million, and (v) correct $1.2 million understatement of debt discount and issuance costs incurred.

I.	To correct errors in the restricted stock units (“RSUs”) granted and vested resulting in an overstatement of stock-based compensation expense by $2.1 million and $0.3 million which overstated Additional paid-in capital as of and for the thirteen and thirty-nine week periods ended September 28, 2025, respectively. This error resulted in an overstatement of the non-cash adjustment of stock-based compensation in the unaudited consolidated statement of cash flow.

J.	To correct revenue by $5.5 million and $11.3 million for double counted transactions and transactions recognized in the incorrect period in the thirteen and thirty-nine week periods ended June 29, 2025, respectively.

K.

In the thirteen week period ended September 28, 2025 to (i) correct and reduce the cost of revenue for $2.2 million relating to inventory sold in the second quarter of fiscal 2025, (ii) correct and reduce cost of revenues by $3.0 million due to errors in revenue cut-off (iii) correct stock-based compensation expense that was overstated by $0.8 million relating to errors in RSUs granted and vested, (iii) reclassify $0.6 million of amortization expense from cost of revenues to sales commissions, (iv) reclassify $0.4 million of amortization expense from general and administrative to cost of revenue and (v) correct inventory reconciliation errors of $0.7 million.

In the thirty-nine week period ended September 28, 2025 to (i) correct and reduce cost of revenues by $3.0 million due to errors in revenue cut-off (ii) correct and reduce stock-based compensation expense that was overstated by $0.1 million relating to errors in RSUs granted and vested, (iii) reclassify $0.6 million of amortization expense from cost of revenues to sales commissions, (iv) reclassify $1.2 million of amortization expense from general and administrative to cost of revenue, (v) correct inventory reconciliation errors of $1.1 million.

L.	In the thirteen and thirty-nine week periods ended September 28, 2025 correct sales commissions of $0.6 that was misclassified as cost of revenue.

M.	In the thirteen and thirty-nine week periods ended September 28, 2025, correct and reduce stock-based compensation expense of $0.6 million and $0.3 million due to errors identified in RSU grants and vesting, respectively.

N.

In the thirteen week period ended September 28, 2025 to (i) correct and reduce general and administrative expense $0.8 million relating to costs incorrectly recorded in the third quarter of fiscal 2025 and reclassified to the second quarter of fiscal 2025, (ii) correct the classification of $0.4 million of amortization expense from general and administrative expense to cost of revenue, and (iii) correct and reduce stock-based compensation by $0.6 million due to errors identified in RSU grants and vesting.

In the thirty-nine week period ended September 28, 2025 to (i) correct the classification of $1.2 million of amortization expense from general and administrative expense to cost of revenue, and (ii) correct and stock-based compensation by $0.1 million due to errors identified in RSU grants and vesting.

O.	To correct an error due to the overstatement of interest expense of $1.4 million and $4.1 million of interest and debt discount and issuance costs related to the senior unsecured convertible notes in the thirteen and thirty-nine week periods ended September 28, 2025, respectively.

P.	To correct the classification of a $2.0 million investor financing deposit from cash flow from operations to cash flows from financing activities.

Q.	The change in the dilutive shares is to correct dilutive securities considered in the calculation of diluted earnings per share due to the change in operating results.

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

(d) Contract liabilities

Contract liabilities consist of deferred revenue and customer advances, which represent consideration received from a customer prior to transferring control of goods or services to the customer under the terms of a sales contract. Total contract liabilities balances as of the respective dates are as follows (in thousands):

	As of
	September 28,	December 29,
	2025	2024
	(As Restated)
Contract liabilities current and noncurrent	(14,974)	(10,921)

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

Dealer (previously identified as “Sunder” in the Original Report)

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

Disaggregation of revenue

Refer to the table below for the Company’s revenue recognized (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(As Restated)		(As Restated)
Residential Solar Installation
Revenue recognized over time	$35,179	$5,536	$110,199	$20,068
Total Residential Solar Installation	35,179	5,536	110,199	20,068

New Homes Business
Revenue recognized over time	9,415	—	34,943	—
Revenue recognized at a point in time	19,087	—	63,067	—
Total New Homes Business	28,502	—	98,010	—

Dealer
Revenue recognized at a point in time	806	—	806	—
Total Dealer	806	—	806	—
Total revenue	$64,487	$5,536	$209,015	$20,068

Total revenue recognized over time	$44,594	$5,536	$145,142	$20,068
Total revenue recognized at a point in time	19,893	—	63,873	—

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

(f) Prepaid expenses and other current assets

The following table summarizes the components of prepaid expenses and other current assets:

	As of
	September 28,	December 29,
	2025	2024
	(As Restated)
Deferred costs	$19,647	$3,759
Other	93	4,447
Total prepaid expenses and other current assets	$19,740	$8,206

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

(4) Business Combinations

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

The following table summarizes the provisional fair value of identifiable assets acquired and liabilities assumed (in thousands):

Net assets acquired (As Restated):
Accounts receivable	$257
Prepaid expenses and other current assets	387
Property and equipment	241
Operating lease right-of-use assets	313
Other noncurrent assets	552
Intangibles	25,922
Contract liabilities	(10,437)
Accounts payable	(184)
Accrued expenses and other current liabilities	(1,322)
Operating lease liabilities	(215)
Fair value of net tangible assets acquired	15,514
Goodwill recognized	42,275
Consideration transferred	$57,789

As of the date of acquisition the intangible assets acquired and estimated useful lives were as follows:

	Estimated useful life	Amount
Customer related intangible	1 year	$9,279
Trademark - Sunder	5 years	2,427
Developed technology - Sunder	5 years	14,216
Balance at end of period		$25,922

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

	Thirty-Nine Weeks Ended
	September 28,	September 29,
	2025	2024
Pro forma revenue	$276,353	$319,639
Pro forma net loss from continuing operations	(45,402)	(364,510)

(5) Fair Value Measurements

The following table sets forth the Company’s financial assets and liabilities that are measured at fair value, on a recurring basis (in thousands):

	As of September 28, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets	(As Restated)

Restricted cash	$3,841	$—	$—	$3,841
Total	$3,841	$—	$—	$3,841
Financial Liabilities
July 2024 Notes derivative liability	$—	$—	$21,664	$21,664
July 2024 Notes derivative liability – related parties	—	—	13,940	13,940
September 2024 derivative liability	—	—	52,708	52,708
September 2024 derivative liability – related parties	—	—	6,515	6,515
July 2025 Note derivative liability– related party	—	—	3,468	3,468
September 2025 Notes derivative liability	—	—	16,274	16,274
Forward purchase agreement liabilities	—	—	4,301	4,301
Public warrants	2,588	—	—	2,588
Private placement warrants	—	—	1,880	1,880
Working capital warrants	—	—	215	215
SAFE Agreement with related party	—	—	497	497
Total	$2,588	$—	$121,462	$124,050

	As of December 29, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Restricted cash	$3,841	$—	$—	$3,841
Total	$3,841	$—	$—	$3,841
Financial Liabilities
July 2024 Notes derivative liability	$—	$—	$13,563	$13,563
July 2024 Notes derivative liability – related parties	—	—	21,127	21,127
September 2024 Notes derivative liability	—	—	55,474	55,474
September 2024 Notes derivative liability – related parties	—	—	6,958	6,958
Forward purchase agreement liabilities (1)	—	—	3,494	3,494
Public warrants	862	—	—	862
Private placement warrants	—	—	627	627
Working capital warrants	—	—	72	72
SAFE Agreement with related party	—	—	384	384
Total	$862	$—	$101,699	$102,561

(1)	Includes $1.3 million due to related parties as of and December 29, 2024.

Subsequent to issuance, changes in the fair value of the derivative liabilities, liability classified warrants, forward purchase agreements and SAFEs are recorded within Other expense, net in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.

Derivative liabilities

The Company issued derivative liabilities in conjunction with the issuance of certain convertible notes in July 2024 September 2024 and July 2025 (as defined in Note 10 – Borrowings and Derivative Liabilities). The Company valued the derivative liabilities as of September 28, 2025, and December 29, 2024 using a binomial lattice model, which includes Level 3 unobservable inputs. The key inputs used were dividend yield, the Company’s common stock price, volatility, and risk-free rate of the derivative liabilities.

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

	As of September 28 2025
	Principal amount (1)	Unamortized debt discount and debt issuance costs	Net carrying amount excluding capitalized interest (1)	Fair value
	(As Restated)
12.0% senior unsecured convertible notes
July 2024 Notes	$36,576	$(16,325)	$20,251	$33,130
July 2024 Notes – related parties	18,000	(10,332)	7,668	23,099
Subtotal July 2024 Notes	54,576	(26,657)	27,919	56,229
July 2025 Note – related party	5,000	(3,627)	1,373	6,250
Subtotal – 12% senior unsecured convertible notes	59,576	(30,284)	29,292	62,479

7.0% senior unsecured convertible notes
September 2024 Notes	71,250	(56,099)	15,151	77,744
September 2024 Notes – related parties	8,750	(6,934)	1,816	9,548
Subtotal September 2024 Notes	80,000	(63,033)	16,967	87,292
September 2025 Note	22,000	(18,932)	3,068	25,090
Subtotal – 7% senior unsecured convertible notes	102,000	(81,965)	20,035	112,382
Total (As Restated)	$161,576	$(112,249)	$49,327	$174,861

	As of December 29, 2024
	Principal amount (1)	Unamortized debt discount and debt issuance costs	Net carrying amount excluding capitalized interest (1)	Fair value
12.0% senior unsecured convertible notes
July 2024 Notes	$22,765	$(10,874)	$11,891	$21,390
July 2024 Notes – related parties	33,969	(16,877)	17,092	33,323
Subtotal July 2024 Notes	56,734	(27,751)	28,983	54,713

7.0% senior unsecured convertible notes
September 2024 Notes	71,800	(66,164)	5,636	77,245
September 2024 Notes – related parties	8,000	(7,524)	476	8,583
Subtotal September 2024 Notes	79,800	(73,688)	6,112	85,828
Total	$136,534	$(101,439)	$35,095	$140,541

(1)	Excludes capitalized interest (coupon interest, default interest and failure to file interest) of $11.0 million and $13.6 million as of September 28, 2025 and December 29, 2024, respectively, included in the July 2024 Notes.

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

(7) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of
	September 28,	December 29,
	2025	2024
	(As Restated)
Accrued compensation and benefits	$5,983	$6,619
Professional fees	3,819	8,028
Accrued legal settlements	9,153	7,700
Accrued rebates and credits	5,769	7,641
Accrued interest (1)	4,471	4,523
Deferred consideration – related party	5,700	—
Investor financing deposit – related party (2)	2,000	—
Other accrued liabilities (3)	20,355	21,570
Total accrued expenses and other current liabilities	$57,250	$56,081

(1)	Includes related party accrued interest of $1.3 million and $2.2 million as of September 28, 2025 and December 29, 2024, respectively.

(2)	The Company received $2.0 million from the Rodgers Massey Revocable Living Trust (“Rodgers Revocable Trust”) in the period ended September 28, 2025.

(3)	No individual items exceed 5% of total current liabilities.

(8) Other Expense, Net

Other expense, net consists of the following (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Loss on issuance of derivative liabilities(1)	$—	$(24,688)	$—	$(24,688)
Change in fair value of derivative liabilities(2)	(2,034)	(37,875)	1,639	(37,875)
Change in fair value of forward purchase agreement liabilities(3)	(2,420)	7,728	(807)	4,906
Change in fair value of SAFE Agreement with related party	(79)	(900)	(113)	(900)
Change in fair value of FACT public, private placement and working capital warrants	(78)	(6,052)	(3,122)	(6,295)
Change in fair value of Carlyle Warrants with related party	—	—	—	2,869
Change in fair value of redeemable convertible preferred stock warrant liability	—	—	—	1,310
Loss on conversion of SAFE Agreements to common stock with related party	—	—	—	(1,250)
Other financing costs	—	(3,812)	—	(3,812)
Other, net(4)	355	(85)	679	(499)
Total Other Expense, net	$(4,256)	$(65,684)	$(1,724)	$(66,234)

(1)	Includes $3.0 million of related party expense in each of the thirteen and thirty-nine week periods ended September 29, 2024.

(2)	Includes a loss of $0.3 million and a gain of $1.8 million due to related parties in the thirteen and thirty-nine week periods ended September 28, 2025, respectively. Includes a loss of $22.8 million due to related parties in each of the thirteen and thirty-nine week periods ended September 29, 2024. Refer to Note 10 – Borrowings and Derivative Liabilities for details.

(3)	Includes a gain of zero and $0.1 million due to related parties for the thirteen and thirty-nine week periods ended September 28, 2025, respectively. Includes a gain from related parties of $2.8 million and $1.8 million due to related parties in the thirteen and thirty-nine week periods ended September 29, 2024, respectively.

(4)	Includes zero and $0.1 million of income due to related parties in the thirteen and thirty-nine week periods ended September 28, 2025, respectively.

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

The Company has reserved shares of common stock for issuance related to the following:

	As of
	September 28,	December 29,
	2025	2024
	(As Restated)
Common stock warrants	25,670,265	31,670,265
Employee stock purchase plan	3,174,434	2,628,996
Stock options and RSUs, issued and outstanding	21,549,600	11,979,368
Stock options and RSUs, authorized for future issuance	9,986,173	2,577,895
SAFE Agreement	2,750,000	2,750,000
Forward purchase agreements	6,720,000	6,720,0000
Convertible notes	77,821,528	58,579,636
Deferred consideration	6,666,666	—
Total shares reserved	154,338,666	116,906,160

Warrants

The potential number of shares of the Company’s common stock for outstanding warrants were as follows:

	Potential shares of common stock as of		Exercise
	September 28, 2025	December 29, 2024	price per share	Expiration date
Liability classified warrants
Public Warrants	6,266,667	6,266,667	$11.50	July 18, 2028 (1)
Private Placement Warrants	8,625,000	8,625,000	11.50	July 18, 2028 (1)
Working Capital Warrants	716,668	716,668	11.50	July 18, 2028 (1)
Total shares of common stock – liability classified warrants	15,608,335	15,608,335
Equity classified warrants
Series B Warrants (converted to common stock warrants)	5,054	5,054	$4.30	February 2026
Series C Warrants (converted to common stock warrants)	482,969	482,969	1.00	July 2026
Series C-1 Warrants (converted to common stock warrants)	173,067	173,067	0.01	January 2030
SVB Common Stock Warrants	2,473	2,473	0.38	2033
SVB Common Stock Warrants	2,525	2,525	0.62	2033
Promissory Note Common Stock Warrants	24,148	24,148	0.01	October 2031
July 2023 Common Stock Warrants	38,981	38,981	0.01	July 2028
Common Stock Warrants Issued in 2023 (“Merger Warrants”)	6,266,572	6,266,572	11.50	July 18, 2033
Ayna Warrant	—	6,000,000	0.01	June 2029
Cantor Warrant	3,066,141	3,066,141	1.68	June 2029
Total shares of common stock – equity classified warrants	10,061,930	16,061,930
Total potential shares of common stock	25,670,265	31,670,265

(1)	The warrants expire five years after the Closing date of the Mergers, which date was July 18, 2023, or earlier upon redemption or liquidation.

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

(10) Borrowings and Derivative Liabilities

The Company’s borrowings and derivative liabilities consist of the following (in thousands):

	As of
	September 28,	December 29,
	2025	2024
	(As Restated)
12.0% senior unsecured convertible notes
July 2024 Notes	$33,394	$17,965
July 2024 Notes derivative liability	21,664	13,563
July 2024 Notes – related parties	7,668	24,632
July 2024 derivative liability – related parties	13,940	21,127
July 2025 Note – related party	1,373	—
July 2025 Note – derivative liability – related party	3,468	—

7.0% senior unsecured convertible notes
September 2024 Notes	15,151	5,636
September 2024 Notes derivative liability	52,708	55,474
September 2024 Notes – related party	1,816	476
September 2024 Notes – derivative liability – related party	6,515	6,958
September 2025 Notes	3,068	—
September 2025 Notes derivative liability	16,274	—

Note payable to Seller – related party	20,000	—
Loan with related party	1,500	1,500
Total notes payable	198,539	147,331
Less current portion	(24,286)	(1,500)
Notes payable and convertible notes, net of current portion	$174,253	$145,831

As classified in the unaudited condensed consolidated balance sheets
Notes payable to related parties	21,500	1,500
Current portion of notes payable	2,786
Notes payable and derivative liabilities	139,454	92,638
Notes payable and derivative liabilities with related parties, net of current portion	34,799	53,193
Total notes payable	$198,539	$147,331

12.0% senior unsecured convertible notes

July 2024 Notes

In July 2024, the Company issued $46.0 million of senior unsecured convertible notes (“July 2024 Notes”) consisting of $28.0 million in cash proceeds and $18.0 million arising from an exchange of debt (“Debt Exchange”) as described below under Exchange Agreement. Cash proceeds of $28.0 million included $18.0 million from the Rodgers Massey Revocable Trust (“Rodgers Revocable Trust”), a related party. The $18.0 million exchange of debt included $10.0 million issued to Carlyle. Carlyle was deemed to be a related party in the fiscal year ended December 29, 2024 and in the thirteen week period ended March 30, 2025. During the thirteen week period ended June 29, 2025, Carlyle was no longer deemed a related party with the Company. Refer to Note 3 (h) – Basis of Presentation and Summary of Significant Accounting Policies – “Changes in related parties” for details.

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

The carrying amount of the convertible July 2024 Notes, inclusive of the fair value of the derivative liabilities was as follows (in thousands):

	As of
	September 28,	December 29,
	2025	2024
	(As Restated)
July 2024 Notes	$67,719	$70,348
Less Unamortized debt discount	(26,657)	(27,751)
Total carrying amount of July 2024 Notes	$41,062	$42,597

For the thirteen week period ended September 28, 2025 total interest expense was $1.2 million, of which interest expense and amortization of debt discount and issuance costs were $0.8 million and $0.4 million, respectively. Of these amounts, related party interest expense and amortization of debt discount and issuance costs were $0.5 million and $0.3 million, respectively. For the thirty-nine week period ended September 28, 2025 total interest expense was $3.6 million of which interest expense and amortization of debt discount and issuance costs were $2.5 million and $1.1 million, respectively. Of these amounts related party interest expense and amortization of debt discount and issuance costs were $1.6 million and $0.7 million, respectively.

For the thirteen and thirty-nine week periods ended September 29, 2024, total interest expense was $1.7 million, of which interest expense and amortization of debt discount and issuance costs were $0.8 million and $0.9 million, respectively. Of these amounts, related party interest expense and amortization of debt discount and issuance costs were $0.5 million and $0.5 million, respectively.

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

The carrying amount of the convertible July 2025 Note, inclusive of the fair value of the derivative liabilities was as follows (in thousands):

	As of
	September 28,	December 29,
	2025	2024
	(As Restated)
July 2025 Note – related party	$5,000	$—
Less Unamortized debt discount	(3,627)	—
Total carrying amount of July 2025 Note – related party	$1,373	$—

For the thirteen and thirty-nine week periods ended September 28, 2025 total interest expense was $0.2 million, of which both interest expense and amortization of debt discount and issuance costs were less than $0.1 million.

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

The carrying amount of the convertible September 2024 Notes, inclusive of the fair value of the derivative liabilities was as follows (in thousands):

	As of
	September 28,	December 29,
	2025	2024
	(As Restated)
September 2024 Notes	$80,000	$79,800
Less Unamortized debt discount	(63,033)	(73,688)
Total carrying amount of September 2024 Notes and derivative liabilities	$16,967	$6,112

For the thirteen week period ended September 28, 2025 total interest expense was $5.1 million, of which interest expense and amortization of debt discount and issuance costs were $1.4 million and $3.7 million, respectively. Of these amounts, related party interest expense and amortization of debt discount and issuance costs were $0.2 million and $0.5 million, respectively. For the thirty-nine week period ended September 28, 2025 total interest expense was $15.1 million of which interest expense and amortization of debt discount and issuance costs were $4.2 million and $10.9 million, respectively. Of these amounts related party interest expense and amortization of debt discount and issuance costs were $0.5 million and $1.4 million, respectively.

For the thirteen and thirty-nine week periods ended September 29, 2024, total interest expense was $0.5 million, of which interest expense and amortization of debt discount and issuance costs were $0.1 million and $0.4 million, respectively. Of these amounts, both related party interest expense and amortization of debt discount and issuance costs were less than $0.1 million.

September 2025 Notes

On September 21, 2025, the Company issued an additional $22.0 million of the 7.0% Senior Notes (the “September 2025 Notes”) to various parties. The September 2025 Notes were issued pursuant to the Indenture. The September 2025 Notes contain a conversion option related to which requires bifurcation and recognition of a derivative liability, and the Company recorded a derivative liability of $15.4 million on the issuance date. The Company recognized a $2.2 million debt discount and $1.4 million of debt issuance costs in connection with the September 2025 Notes. The debt issuance costs include an estimate of the value of a warrant that will be issued in the subsequent fiscal year to the entity that arranged the financing. The effective interest rate on the September 2025 Notes is 67%. The net proceeds of $19.6 million from the issuance of the September 2025 Notes were principally used to pay a portion of the cash consideration for the Company’s acquisition of Sunder.

The carrying amount of the convertible September 2025 Notes, inclusive of the fair value of the derivative liabilities was as follows (in thousands):

	As of
	September 28,	December 29,
	2025	2024
	(As Restated)
September 2025 Notes	$22,000	$—
Less Unamortized debt discount	(18,932)	—
Total carrying amount of September 2025 Notes and derivative liabilities	$3,068	$—

For the thirteen and thirty-nine week periods ended September 28, 2025, total interest expense was less than $0.1 million, both of which interest expense and amortization of debt discount and issuance costs were less than $0.1 million.

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

Exchange Agreement

On July 1, 2024, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Carlyle, which was deemed to be a related party beginning in fiscal 2024 and ended as of March 30, 2025 as described in Note 3 (h) Basis of Presentation and Summary of Significant Accounting Policies – Changes in related parties, and Kline Hill (as defined below) providing for:

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

The estimated fair value of the Third SAFE was $0.5 million and $0.4 million as of September 28, 2025 and December 29, 2024, based upon the assumptions disclosed in Note 5 – Fair Value Measurements.

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

The information below summarizes the stock option activity under the Plans.

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding—December 29, 2024	9,997,233	$2.77	5.29	$6,356
Options granted	—
Options exercised	(712,467)	0.73		88
Options canceled	(4,874,689)	2.53
Outstanding—September 28, 2025	4,410,078	3.04		2,157
Vested and expected to vest— September 28, 2025	4,410,078	3.04		2,157
Vested and exercisable— September 28, 2025	2,364,439	6.98		722

The information below summarizes the RSU activity.

	Number of RSUs	Weighted Average Grant Date Fair Value
	(As Restated)
Unvested at December 29, 2024	1,982,135	$1.79
Granted	22,235,871	1.73
Vested and released	(3,864,608)	1.75
Cancelled or forfeited	(3,213,876)	1.76
Unvested at September 28, 2025	17,139,522	1.73

Stock-based compensation expense

The following table summarizes stock-based compensation expense and its allocation within the accompanying unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(As Restated)		(As Restated)
Cost of revenues	$714	$49	$2,232	$105
Sales and marketing	570	196	2,057	490
General and administrative	839	1,271	3,587	3,491
Total stock-based compensation expense	$2,123	$1,516	$7,876	$4,086

As of September 28, 2025, unrecognized stock-based compensation costs related to service-based options and RSUs was $1.6 million and $28.3 million respectively, and such compensation cost is expected to be recognized over a weighted-average period of 2.8 years and 4.3 years, respectively.

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the thirteen and thirty-nine week periods ended September 28, 2025 and September 29, 2024 (in thousands, except share and per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(As Restated)		(As Restated)
Numerator:
Net loss from continuing operations	$(12,590)	$(77,958)	$(35,115)	$(101,433)
Net loss from discontinued operations	(1,100)	—	(1,100)	(2,007)
Net loss	$(13,690)	$(77,958)	$(36,215)	$(103,440)
Denominator:
Weighted average common shares outstanding, basic and diluted	84,593,644	75,348,627	81,993,090	61,868,747
Net loss per share, basic and diluted:
Continuing operations	$(0.15)	$(1.03)	$(0.43)	$(1.64)
Discontinued operations	(0.01)	—	(0.01)	(0.03)
Net loss	$(0.16)	$(1.03)	$(0.44)	$(1.67)

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

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been anti-dilutive:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Common stock warrants	193,740	31,670,265	197,578	31,670,265
Stock options and RSUs issued and outstanding	15,338,613	14,170,385	9,850,548	14,170,385
Convertible notes	77,821,528	58,579,636	77,821,528	58,579,636
Third SAFE Agreement	2,750,000	—	2,750,000	—
Deferred consideration shares	6,666,666	—	6,666,666	—
Total potential common shares excluded from diluted net loss per share	102,770,547	104,420,286	97,286,320	104,420,286

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

Dealer. This segment is new beginning in fiscal year 2025, as a result of the Sunder Acquisition which occurred late in the third quarter of fiscal 2025. This segment’s principal activity is a solar energy sales force to initiate and execute contracts with customers throughout the United States.

	Thirteen Weeks Ended
	September 28, 2025				September 29, 2024
(in thousands)	Residential Solar Installation	New Homes Business	Dealer	Total	Residential Solar Installation	New Homes Business	Dealer	Total
	(As Restated)
Operating revenues	$35,179	$28,502	806	$64,487	$5,536	$—	$—	$5,536

Less:
Cost of revenues(1)	20,995	11,436	—		8,693	—	—
Sales commissions	7,479	55	636		7,270	—	—
Sales and marketing	4,171	1,648	—		1,093	—	—
General and administrative(2)	11,449	8,214	—		18,450	—	—
Operating (loss) income from continuing operations	(8,915)	7,149	170	(1,596)	(29,970)	—	—	(29,970)
Reconciliation of segment (loss) income from continuing operations before income taxes:
Unallocated amounts:
Interest expense				(6,738)				(2,338)
Interest income				—				86
Other expense, net				(4,256)				(65,684)
Gain on extinguishment of debt				—				19,948
Loss from continuing operations before income taxes				$(12,590)				$(77,958)

(1)	For the thirteen weeks ended September 28, 2025, depreciation and amortization expense was $0.4 million for the Residential Solar Installation reportable segment.

(2)	For the thirteen weeks ended September 28, 2025, depreciation and amortization expense was $0.6 million and $0.3 million for the Residential Solar Installation and New Homes Business reportable segments, respectively. For the thirteen weeks ended September 29, 2024, depreciation and amortization expense was $0.3 million for the Residential Solar Installation reportable segment.

	Thirty-Nine Weeks Ended
	September 28, 2025				September 29, 2024
(in thousands)	Residential Solar Installation	New Homes Business	Dealer	Total	Residential Solar Installation	New Homes Business	Dealer	Total
	(As Restated)
Operating revenues	$110,199	$98,010	806	$209,015	$20,068	$—	$—	$20,068

Less:
Cost of revenues(1)	68,622	57,177	—		21,834	—	—
Sales commissions	22,882	1,391	636		11,691	—	—
Sales and marketing	19,358	2,147	—		3,762	—	—
General and administrative(2)	32,446	18,599	—		29,789	—	—
Operating (loss) income from continuing operations	(33,109)	18,696	170	(14,243)	(47,008)	—	—	(47,008)
Reconciliation of segment (loss) income from continuing operations before income taxes:
Unallocated amounts:
Interest expense				(19,151)				(8,230)
Interest income				3				102
Other expense, net				(1,724)				(66,234)
Gain on extinguishment of debt				—				19,948
Loss from continuing operations before income taxes				$(35,115)				$(101,422)

(1)	In the thirty-nine weeks ended September 28, 2025, depreciation and amortization expense was $1.2 million for the Residential Solar Installation reportable segment. In the thirty-nine weeks ended September 29, 2024, depreciation and amortization expense was $1.0 million for the Residential Solar Installation reportable segment.

(2)	In the thirty-nine weeks ended September 28, 2025, depreciation and amortization expense was $2.2 million and $0.9 million for the Residential Solar Installation and New Homes Business reportable segments, respectively. In the thirty-nine weeks ended September 29, 2024, depreciation and amortization expense was $1.0 million for the Residential Solar Installation reportable segment.

(17) Related Party Transactions

Refer to the following notes to the Company’s unaudited condensed consolidated financial statements for details regarding the related party transactions entered into by the Company; Note 1(a) – Organization – Description of Business; Note 3(h) – Basis of Presentation and Summary of Significant Accounting Policies – Changes in related parties; Note 5 – Fair Value Measurements; Note 7 – Accrued Expenses and Other Current Liabilities; Note 8 – Other Expense, Net; Note 9 – Capital Stock; Note 10 – Borrowings and Derivative Liabilities, and Note 11 – SAFE Agreements. All other related party transactions are described herein.

The Company determined that SameDay Solar became a related party to the Company during fiscal year 2024. Cost of revenue with SameDay Solar was $0.1 million and $0.5 million in the thirteen week periods ended September 28, 2025 and September 29, 2024, respectively. Cost of revenue with SameDay Solar was $0.4 million and $0.5 million in the thirty-nine week periods ended September 28, 2025 and September 29, 2024, respectively.

(18) Subsequent Events

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

Siemens Settlement

As described in Note 13 – Commitments and Contingencies, the Company entered into a Settlement Agreement with Siemens on December 4, 2025 to resolve a case in the Court and other related cases as well as to resolve potential claims related to Siemens’ Atwater Wastewater Treatment Plant. Refer to Note 13 – Commitments and Contingencies for details.

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

As further discussed below and above (Note 16 – Segment Information), we have three reportable segments: Residential Solar Installation, New Homes Business and Dealer.

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

Sunder Energy LLC acquisition transaction

On September 21, 2025, we entered into an agreement to acquire Sunder Energy LLC (“Sunder”) and completed the acquisition effective September 24, 2025 (“Sunder Acquisition”). The acquisition was completed through the acquisition of all of the Membership Interests of Sunder for aggregate consideration of $57.8 million consisting of cash, a note issued to the seller, 3,333,334 shares of our common stock issued as of the acquisition date plus an additional 3,333,333 shares to be issued on each of the 12-month and 18-month anniversaries of the closing of the acquisition. The shares of our common stock were valued at $17.1 million at the date of acquisition. This transaction was accounted for as a business combination in accordance with ASC 805, Business Combinations. The financial results of Sunder have been included in our unaudited condensed consolidated financial statements since the date of acquisition.

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

Dealer

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

	Thirteen Weeks Ended
(in thousands)	September 28, 2025	September 29, 2024	$ Change	% Change
	(As Restated)
Revenues	$64,487	$5,536	$58,951	1,065%
Cost of revenues (1)	32,431	8,693	23,738	273%
Gross (loss) profit	32,056	(3,157)	35,213	*
Gross margin %	50%	(57)%
Operating expenses:
Sales commissions	8,170	7,270	900	12%
Sales and marketing (1)	5,819	1,093	4,726	432%
General and administrative (1)	19,663	18,450	1,213	7%
Total operating expenses	33,652	26,813	6,839	26%
Loss from continuing operations	(1,596)	(29,970)	28,374	*
Interest expense (2)	(6,738)	(2,338)	(4,400)	188%
Interest income	—	86	(86)	(100)%
Other expense, net (3)	(4,256)	(65,684)	61,428	(94)%
Gain on extinguishment of debt	—	19,948	(19,948)	(100)%
Loss from continuing operations before taxes	(12,590)	(77,958)	65,368	*
Income tax benefit (provision)	—	—	—	—
Net loss from continuing operations	$(12,590)	$(77,958)	$65,368	*

*	Percentage change is not meaningful.

(1)	Includes stock-based compensation expense as follows (in thousands):

	Thirteen Weeks Ended
	September 28, 2025	September 29 2024
	(As Restated)
Cost of revenues	$714	$49
Sales and marketing	570	196
General and administrative	839	1,271
Total stock-based compensation expense	$2,123	$1,516

(2)	Includes interest expense and amortization of debt issuance costs to related party of $1.7 million and $1.5 million in the thirteen-weeks ended September 28, 2025 and September 29, 2024, respectively.

(3)

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

Revenues

We disaggregate our revenues based on the following types of services (in thousands):

	Thirteen Weeks Ended
	September 28, 2025	September 29, 2024	$ Change	% Change
	(As Restated)
Residential Solar Installation	$35,179	$5,536	$29,643	535%
New Homes Business	28,502	—	28,502	*
Dealer	806	—	806	*
Total revenues	$64,487	$5,536	$58,951	1,065%

*	Percentage change is not meaningful.

The revenue increase is primarily attributed to the SunPower Acquisition in the fourth quarter of fiscal 2024. As a result, installations increased compared to the same period in the prior year by approximately 1,290 and 757 for Residential Solar Installation and New Homes Business reportable segments, respectively.

Cost of revenues and gross margins

	Thirteen Weeks Ended
	September 28,	September 29,	$	%
	2025	2024	Change	Change
	(As Restated)
Residential Solar Installation	$20,995	$8,693	$12,302	142%
New Homes Business	11,436	—	11,436	*
Dealer	—	—	—	*
Total cost of revenues	$32,431	$8,693	$23,738	273%

Gross margin	50%	(57)%

*	Percentage change is not meaningful.

Cost of revenues increased attributed to the SunPower Acquisition as installations increased the over the same period in the prior year period by approximately 1,290 and 757 for Residential Solar Installation and New Homes Business reportable segments, respectively.

Sales commissions

	Thirteen Weeks Ended
	September 28, 2025	September 29, 2024	$ Change	% Change
	(As Restated)
Residential Solar Installation	$7,479	$7,270	$209	3%
New Homes Business	55	—	55	*
Dealer	636	—	636	*
Total sales commissions	$8,170	$7,270	$900	12%

*	Percentage change is not meaningful.

Sales commissions for the Residential Solar Installation and New Homes Business reportable segments increased due to the increase in revenue arising from the SunPower Acquisition in the fourth quarter of fiscal 2024.

Sales and marketing

	Thirteen Weeks Ended
	September 28, 2025	September 29, 2024	$ Change	% Change
	(As Restated)
Residential Solar Installation	$4,171	$1,093	$3,078	282%
New Homes Business	1,648	—	1,648	*
Dealer	—	—	—	*
Total sales and marketing	$5,819	$1,093	$4,726	432%

*	Percentage change is not meaningful.

Sales and marketing expenses in the Residential Solar Installation reportable segment increased due to the SunPower Acquisition in the fourth quarter of fiscal 2024.

General and administrative

	Thirteen Weeks Ended
	September 28, 2025	September 29, 2024	$ Change	% Change
	(As Restated)
Residential Solar Installation	$11,449	$18,450	$(7,001)	(38)%
New Homes Business	8,214	—	8,214	*
Dealer	—	—	—	*
Total general and administrative	$19,663	$18,450	$1,213	7%

*	Percentage change is not meaningful.

General and administrative expenses for the Residential Solar Installation and New Homes Business reportable segments increased due to the SunPower Acquisition in the fourth quarter of fiscal 2024.

Interest expense

Interest expense inclusive of amortization of debt issuance costs in the thirteen-weeks ended September 28, 2025 consisted principally of $1.3 million attributable to the July 2024 Notes, $5.1 million attributable to the September 2024 Notes and other obligations.

Interest expense in the thirteen weeks ended September 29, 2024 consisted principally of $1.3 million of interest expense relating to our July 2024 Notes, $0.5 million relating to the September 2024 Notes and other obligations.

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

Net loss from continuing operations

As a result of the factors discussed above, our net loss from continuing operations for the thirteen-weeks ended September 28, 2025 was $12.6 million, a $65.4 million decrease in our net loss as compared to a net loss from continuing operations of $78.0 million for the thirteen weeks ended September 29, 2024.

Thirty-nine weeks ended September 28, 2025 compared to the thirty-nine weeks ended September 29, 2024

The following table sets forth our unaudited statements of operations from continuing operations for the thirty-nine weeks ended September 28, 2025, and the thirty-nine weeks ended September 29, 2024.

	Thirty-Nine Weeks Ended
(in thousands)	September 28, 2025	September 29, 2024	$ Change	% Change
	(As Restated)
Revenues	$209,015	$20,068	$188,947	942%
Cost of revenues (1)	125,799	21,834	103,965	476%
Gross profit (loss)	83,216	(1,766)	84,982	*
Gross margin %	40%	(9)%
Operating expenses:
Sales commissions	24,909	11,691	13,218	113%
Sales and marketing (1)	21,505	3,762	17,743	472%
General and administrative (1)	51,045	29,789	21,256	71%
Total operating expenses	97,459	45,242	52,217	115%
Loss from continuing operations	(14,243)	(47,008)	32,765	*
Interest expense(2)	(19,151)	(8,230)	(10,921)	133%
Interest income	3	102	(99)	(97)%
Other expense, net(3)	(1,724)	(66,234)	64,510	(97)%
Gain on extinguishment of debt	—	19,948	(19,948)	(100)%
Loss from continuing operations before income taxes	(35,115)	(101,422)	66,307	*
Income tax provision	—	(11)	11	(100)%
Net loss from continuing operations	$(35,115)	$(101,433)	$66,318	*

*	Percentage change is not meaningful.

(1)	Includes stock-based compensation expense as follows (in thousands):

	Thirty-Nine Weeks Ended
	September 28, 2025	September 29 2024
	(As Restated)
Cost of revenues	$2,232	$105
Sales and marketing	2,057	490
General and administrative	3,587	3,491
Total stock-based compensation expense	$7,876	$4,086

(2)	Includes interest expense and amortization of debt issuance costs to related parties of $4.5 million and $5.6 million in the thirty-nine week periods ended September 28, 2025 and September 29, 2024, respectively.

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

Revenues

We disaggregate our revenues based on the following types of services (in thousands):

	Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024	$ Change	% Change
	(As Restated)
Residential Solar Installation	$110,199	$20,068	$90,131	449%
New Homes Business	98,010	—	98,010	*
Dealer	806	—	806	*
Total revenues	$209,015	$20,068	$188,947	942%

*	Percentage change is not meaningful.

The increase in revenues is primarily attributed to the SunPower Acquisition. As a result, installations increased compared to the same period in the prior year by 3,067 and 4,859 for Residential Solar Installation and New Homes Business reportable segments, respectively.

Cost of revenues and gross margins

	Thirty-Nine Weeks Ended
	September 28,	September 29,	$	%
	2025	2024	Change	Change
	(As Restated)
Residential Solar Installation	$68,622	$21,834	$46,788	214%
New Homes Business	57,177	—	57,177	*
Dealer	—	—	—	*
Total cost of revenues	$125,799	$21,834	$103,965	476%

Gross margin	40%	(9)%

*	Percentage change is not meaningful.

Cost of revenues increased primarily attributed to the SunPower Acquisition. As a result, installations increased compared to the same period in the prior year by approximately 3,067 and 4,859 for Residential Solar Installation and New Homes Business reportable segments, respectively.

Sales commissions

	Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024	$ Change	% Change
	(As Restated)
Residential Solar Installation	$22,882	$11,691	$11,191	96%
New Homes Business	1,391	—	1,391	*
Dealer	636	—	636	*
Total sales commissions	$24,909	$11,691	$13,218	113%

*	Percentage change is not meaningful.

Sales commissions for the Residential Solar Installation and New Homes Business reportable segments increased due to the increase in revenue arising from the SunPower Acquisition in the fourth quarter of fiscal 2024.

Sales and marketing

	Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024	$ Change	% Change
	(As Restated)
Residential Solar Installation	$19,358	$3,762	$15,596	415%
New Homes Business	2,147	—	2,147	*
Dealer	—	—	—	*
Total sales and marketing	$21,505	$3,762	$17,743	472%

*	Percentage change is not meaningful.

Sales and marketing expenses in the Residential Solar Installation reportable segment increased due to the SunPower Acquisition in the fourth quarter of fiscal 2024.

General and administrative

	Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024	$ Change	% Change
	(As Restated)
Residential Solar Installation	$32,446	$29,789	$2,657	9%
New Homes Business	18,599	—	18,599	*
Dealer	—	—	—	*
Total general and administrative	$51,045	$29,789	$21,256	71%

*	Percentage change is not meaningful.

General and administrative expenses for the Residential Solar Installation and New Homes Business reportable segments increased due to the SunPower Acquisition in the fourth quarter of fiscal 2024.

Interest expense

Interest expense in the thirty-nine weeks ended September 28, 2025 consisted principally of $3.6 million attributable to the July 2024 Notes, $15.1 million attributable to the September 2024 Notes and other obligations.

Interest expense in the thirty-nine weeks ended September 29, 2024 consisted principally of $1.8 million of related to our July 2024 Notes, $0.5 million related to our September 2024 Notes, $3.9 million related to our obligation to Carlyle, $1.0 million related to our secured credit line, $0.7 million related to our 2018 Bridge Loan and $0.3 million attributable to the $5.0 million revolver balance.

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

Net loss from continuing operations

As a result of the factors discussed above, our net loss from continuing operations for the thirty-nine weeks ended September 28, 2025 was $35.1 million, as compared to a net loss from continuing operations of $101.4 million in the thirty-nine week period ended September 29, 2024.

Liquidity and capital resources

Overview

Since inception, we have incurred losses and negative cash flows from operations. We had a net loss from continuing operations of $35.1 million in the thirty-nine week period ended September 28, 2025. As of September 28, 2025, we had an accumulated deficit of $447.6 million, total debt, including derivative liabilities of $198.5 million, and cash and cash equivalents (excluding restricted cash) of $5.1 million which was held for working capital expenditures. We believe our operating losses and negative operating cash flows will continue into the foreseeable future.

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

Seller Note – related party

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

As September 28, 2025, we estimated the fair value of the Third SAFE at $0.5 million based upon the assumptions disclosed in Note 5 – Fair Value Measurements to our unaudited condensed consolidated financial statements.

Cash flows for the thirty-nine weeks ended September 28, 2025 and September 29, 2024

The following table summarizes our cash flows from operating, investing, and financing activities for the thirty-nine week periods ended September 28, 2025 and September 29, 2024 (in thousands):

	Thirty-Nine Weeks Ended
	September 28, 2025	September 29 2024
Net cash used in operating activities from continuing operations	$(13,249)	$(29,111)
Net cash used in investing activities from continuing operations	(20,689)	(1,044)
Net cash provided by financing activities from continuing operations	25,632	107,060
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,306)	76,927

Cash flows from operating activities

Net cash used in operating activities from continuing operations of $13.2 million in the thirty-nine weeks ended September 28, 2025 was due to net loss from continuing operations of $35.1 million offset by $31.1 million of favorable noncash adjustments and $9.2 million of cash outflows from changes in operating assets and liabilities. Significant movement in non-cash adjustments consisted of favorable non-cash adjustments of $11.8 million of amortization of debt issuance costs, $7.9 million of stock-based compensation, $4.3 million of depreciation and amortization, $3.1 million for the change in the fair value of warrant liabilities, $4.2 million for the provision of credit losses, $0.8 million of non-cash lease expense and $0.8 million change in the fair value of forward purchase agreements, partially offset by $1.6 million net gain on the change in the fair value of derivative liabilities and $0.2 million of other items. Significant movement attributable to net cash outflows from changes in operating assets of $9.2 million consisted of a $25.0 million increase in accounts receivable, a $11.3 million increase in prepaid expenses and other current assets and noncurrent assets, an $11.5 million decrease in accrued expenses and other liabilities, a $6.4 million decrease in contract liabilities, and a $0.9 million decrease in operating lease obligations, partially offset by a $34.2 million decrease in inventories and a $11.7 million increase in accounts payable.

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

Cash flows from financing activities

Net cash provided by financing activities from continuing operations was $25.6 million for the thirty-nine weeks ended September 28, 2025 and consisted principally of $19.8 million received in exchange for 7% senior unsecured convertible notes, $5.0 million received from the Rodgers Revocable Trust, a related party in exchange for the July 2025 Note, $2.0 million of proceeds from a financing deposit, $1.7 million in proceeds from the issuance of shares of our common stock, and $0.8 million in proceeds from the exercise of stock options and warrants in exchange for the issuance of shares of our common stock, partially offset by a $2.2 million payment on the July 2024 Notes and $1.5 million of finance leases payments.

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

As previously disclosed by us in our Current Report on Form 8-K filed with the SEC on April 14, 2026, we identified material errors related to the recognition of revenue (and related cost of revenues, sales commissions, sales and marketing, and general and administrative expenses), and interest expense (collectively “Misstatements”) in each of the quarterly periods in fiscal 2025. We determined that these material errors were the result of our previously reported material weaknesses in our internal control over financial reporting related to our control activities, information and communication, and monitoring activities. These errors were not caused by any override of controls, misconduct, or fraud. The correction of the Misstatements impacted the previously reported amounts of revenues, cost of revenues, interest expense and amortization of debt discount and issuance costs, inventory, net income per common share, and all related financial statement subtotals and totals. As a result, this Amended Report amends our previously issued quarterly report for the thirteen and thirty-nine week periods ended September 28, 2025.

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