Form 10-Q
period 2026-03-29
SunPower Inc.
filed 2026-05-19
CIK 1838987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 001-40117

SUNPOWER INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	93-2279786
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1403 N. Research Way, Orem, UT 84097

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

As of May 14, 2026, 146,296,979 shares of common stock, par value $0.0001 per share, were issued and outstanding.

SUNPOWER INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our and our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example and without limitation, statements about:

●	our ability to obtain funding for our operations and future growth, including in connection with the integration of our acquisitions, and our ability to raise capital and refinance our existing debt;

●	our direct and indirect exposure to companies in the solar and renewable energy industries that are facing financial difficulties and potential bankruptcies;

●	our ability to grow and manage growth profitably following the closing of business combinations including, without limitation, our recent acquisitions of Sunder Energy LLC (“Sunder”), Ambia Energy LLC (“Ambia”) and Cobalt Power Systems, Inc. (“Cobalt”);

●	disruptions in our supply chains and distribution channels, tariffs and trade barriers, export regulations, bank failures, geopolitical conflicts and other macroeconomic conditions on our business and operations, results of operations and financial position;

●	our ability to leverage our acquisitions, including our ability to integrate acquired businesses, to fund and meet the liquidity needs of the acquired businesses, to retain key employees of the acquired businesses, to take advantage of growth opportunities and to realize the expected benefits of such acquisitions;

●	the potential impact of changes to and developments relating to the regulations and policies applicable to our business, customers and the industry;

●	changes in the availability of rebates, tax credits and other incentives;

●	changes impacting the demand for solar solutions from residential customers and small and medium-sized businesses, including changes resulting from the current political climate and also changes in the price of electricity from other sources, including traditional utilities;

●	changes in and the volatility of interest rates;

●	our financial and business performance following our recent acquisitions, including financial projections and business metrics, and our ability to manage our costs;

●	changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;

●	our future capital requirements, the sufficiency of our cash, and sources and uses of cash, including cash required to service our current and future borrowings;

ii

●	our ability to meet the expectations of new and current customers, and our ability to achieve market acceptance for our products and services, especially in light of the intense competition faced in our industry;

●	our expectations and forecasts with respect to market opportunity and market growth;

●	our expectations and plans relating to cost control efforts (including headcount management and potential reductions) and expectations with respect to when we achieve breakeven operating income;

●	the ability of our products and services to meet customers’ compliance and regulatory needs;

●	our ability to attract and retain qualified employees and management;

●	our ability to develop and maintain our brand and reputation, and our ability to maintain our relationships with key suppliers, installers and build partners;

●	developments and projections relating to our competitors and industry;

●	changes in general economic and financial conditions, inflationary pressures and the resulting impact on demand, and our ability to plan for and respond to the impact of those changes;

●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others; and

●	our business, expansion plans and opportunities.

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

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUNPOWER INC.

Unaudited Condensed Consolidated Balance Sheets

(in thousands except share and per share amounts)

	March 29,	December 28,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$9,488	$9,617
Trade accounts receivable, net of allowance for credit losses of $5,206 and $5,206 as of March 29, 2026 and December 28, 2025, respectively	80,585	81,946
Inventories	4,098	4,375
Prepaid expenses and other current assets	27,852	16,913
Total current assets	122,023	112,851
Restricted cash	1,134	3,841
Property and equipment, net	4,557	4,890
Operating lease right-of-use assets	5,325	4,552
Intangible assets, net	51,816	50,814
Goodwill	75,607	62,630
Other noncurrent assets	1,624	1,609
Total assets	$262,086	$241,187

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$28,348	$26,240
Accrued expenses and other current liabilities (1)	70,006	56,977
Short-term debt with related parties	21,500	21,500
Short-term debt with third parties	13,736	—
Current portion of long-term notes payable	2,786	2,786
Deferred consideration, current	17,102	16,879
Deferred consideration, current with related party	—	5,420
Contract liabilities	12,634	20,336
SAFE Agreement with related party	579	535
Forward purchase agreement liabilities	5,107	3,965
Total current liabilities	171,798	154,638
Warranty provision, noncurrent	3,059	3,059
Warrant liability	3,746	4,361
Contract liabilities, noncurrent	794	794
Notes payable and derivative liabilities, net of current	99,860	120,159
Notes payable and derivative liabilities with related parties, net of current	31,921	35,130
Deferred income taxes	1,693	1,300
Deferred consideration, noncurrent	3,165	—
Deferred consideration, noncurrent with related party	—	5,420
Other long-term liabilities	7,503	6,470
Total liabilities	323,539	331,331

Commitments and contingencies (Note 11)

Stockholders’ (deficit):
Common stock, $0.0001 par value; Authorized 1,000,000,000 shares as of March 29, 2026, and December 28, 2025; issued and outstanding 120,347,463 and 111,334,959 shares as of March 29, 2026, and December 28, 2025, respectively	16	16
Additional paid-in capital	389,849	366,408
Accumulated other comprehensive income	165	165
Accumulated deficit	(451,483)	(456,733)
Total stockholders’ (deficit)	(61,453)	(90,144)
Total liabilities and stockholders’ (deficit)	$262,086	$241,187

(1)

Includes accrued interest due to related parties of $2.2 million and $2.6 million as of March 29, 2026, and December 28, 2025, respectively.

Includes investor financing deposit with related party of $5.4 million and $2.0 million as of March 29, 2026, and December 28, 2025, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNPOWER INC.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands except share and per share amounts)

	Thirteen Weeks Ended
	March 29,	March 30,
	2026	2025
Revenues	$72,793	$78,413
Cost of revenues(1)	28,106	51,037
Gross profit	44,687	27,376
Operating expenses:
Sales commissions	28,564	7,684
Sales and marketing	4,993	8,522
General and administrative	30,325	14,896
Total operating expenses	63,882	31,102
Loss from operations	(19,195)	(3,726)
Interest expense (2)	(6,924)	(6,041)
Interest income	—	3
Other non-operating income, net (3)	30,761	14,576
Total other income, net	23,837	8,538
Income from operations before income taxes	4,642	4,812
Income tax (provision)	608	—
Net income	5,250	4,812
Other comprehensive income	—	—
Comprehensive income (net of tax)	$5,250	$4,812
Net income per share attributable to common stockholders
Basic	$0.04	$0.06
Diluted	$0.00	$0.02
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	124,279,055	80,209,585
Diluted	163,787,402	112,302,063

(1)	Cost of revenue with SameDay Solar, a related party, was $0.5 million and $0.2 million in the thirteen weeks ended March 29, 2026 and March 30, 2025, respectively. Refer to Note 17 – Related Party Transactions for details.

(2)	Includes related party interest expense and amortization of debt issuance costs of $2.3 million and $1.4 million in the thirteen weeks ended March 29, 2026 and March 30, 2025, respectively.

(3)	Includes the following related party transactions (in millions):

	Thirteen Weeks Ended
	March 29, 2026	March 30, 2025
Gain on remeasurement of derivative liabilities (Note 9 – Borrowings and Derivative Liabilities)	$7.5	$3.7
Gain due to change in fair value of forward purchase agreements	—	0.1
Other income	—	0.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNPOWER INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands except number of shares)

	Thirteen Weeks Ended March 29, 2026
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Deficit
Balance as of December 28, 2025	111,334,959	$16	$366,408	$(456,733)	$165	$(90,144)
Conversion of 7.0% senior unsecured convertible notes for shares of common stock	1,608,769	—	2,646	—	—	2,646
Issuance of common stock as consideration for acquisition of businesses	1,805,705	—	3,333	—	—	3,333
Non-cash issuance of shares of common stock for debt commitment fees, capitalized as debt issuance costs	175,000	—	333	—	—	333
Vesting of restricted stock units	863,030	—	—	—	—	—
Issuance of common stock	4,560,000	—	6,991	—	—	6,991
Stock-based compensation	—	—	1,605	—	—	1,605
Sunder deferred consideration	—	—	8,533	—	—	8,533
Net income	—	—	—	5,250	—	5,250
Balance as of March 29, 2026	120,347,463	$16	$389,849	$(451,483)	$165	$(61,453)

	Thirteen Weeks Ended March 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Deficit
Balance as of December 29, 2024	73,784,645	$14	$313,661	$(411,379)	$165	$(97,539)
Exercise of common stock options	43,793	—	57	—	—	57
Vesting of restricted stock units	192,398	—	—	—	—	—
Exercise of common stock warrants	6,000,000	—	60	—	—	60
Stock-based compensation	—	—	469	—	—	469
Net income	—	—	—	4,812	—	4,812
Balance as of March 30, 2025	80,020,836	$14	$314,247	$(406,567)	$165	$(92,141)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNPOWER INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands except number of shares)

	Thirteen Weeks Ended
	March 29, 2026	March 30, 2025
Cash flows from operating activities
Net income	$5,250	$4,812
Adjustments to reconcile net income from operations to net cash used in operating activities:
Stock-based compensation expense	1,605	469
Non-cash lease expense	504	288
Deferred income tax benefit	(608)	—
Depreciation and amortization	3,609	1,583
Provision for credit losses	—	1,087
Change in fair value of SAFE Agreement – related party	44	20
Change in fair value of forward purchase agreement liabilities (1)	1,142	(268)
Change in fair value of derivative liabilities (2)	(26,608)	(15,127)
Change in fair value of warrant liabilities	(615)	1,092
Change in fair value of deferred consideration	(2,943)	—
Change in fair value of deferred consideration with related party	(2,307)	—
Change in fair value of debt obligations	320	—
Amortization of debt issuance costs (3)	3,674	3,655
Non-cash expense (income) (4)	176	(158)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	5,003	(223)
Inventories	2,016	11,386
Contract assets	—	(11,279)
Prepaid expenses and other current assets	(10,909)	(4,413)
Other noncurrent assets	(15)	14
Accounts payable	(1,756)	6,896
Accrued expenses and other liabilities	9,702	(5,525)
Contract liabilities	(12,940)	3,064
Net cash used in operating activities	(25,656)	(2,627)
Cash flows from investing activities
Cash paid for acquisition, net of cash acquired	553	—
Net cash used in investing activities	553	—
Cash flows from financing activities
Proceeds from issuance of convertible notes	10,710	200
Proceeds from issuance of convertible notes due to related parties	1,300	—
Finance lease payments	(656)	(515)
Principal repayment of notes payable	(1,078)	—
Proceeds from issuance of common stock	6,991	—
Proceeds from exercise of common stock options	—	57
Proceeds from exercise of warrant for common stock	—	60
Investor financing deposit	5,000	—
Net cash provided by (used in) financing activities	22,267	(198)
Net decrease in cash, cash equivalents and restricted cash	(2,836)	(2,825)
Cash, cash equivalents, and restricted cash at beginning of period	13,458	17,219
Cash, cash equivalents, and restricted cash at end of period	$10,622	$14,394

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$5,263	$1,388
Cash paid for income taxes	—	—

Supplemental disclosure of noncash financing and investing activities:
Issuance of convertible note in exchange for investor deposit	$2,000	$—
Conversion of 7% unsecured notes for shares of common stock	2,646	—
Issuance of common stock as partial consideration for acquisition	3,333	—
Deferred consideration recognized for acquisition of Cobalt	6,331	—
Tax effect of Cobalt acquisition accounted for as Goodwill	1,001	—
Deferred consideration reclassified to Additional paid-in capital	8,533	—

(1)	Includes related party income of $0.1 million in the thirteen weeks ended March 30, 2025.

(2)	Includes related party gain on remeasurement of $7.5 million and $3.7 million in the thirteen weeks ended March 29, 2026 and March 30, 2025, respectively.

(3)	Includes related party amortization expense of $0.9 million and $0.7 million in the thirteen weeks ended March 29, 2026 and March 30, 2025, respectively.

(4)	Includes related party non-cash income of $0.1 million in the thirteen weeks ended March 30, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNPOWER INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Organization

Description of business

SunPower Inc. (“SunPower” or the “Company”) is the rebranded name of Complete Solaria, Inc. (“Complete Solaria”). The rebranding was effective April 22, 2025 and the Company’s legal name change became effective on October 16, 2025. References to the Company and SunPower include the same entity under its previous name of Complete Solaria. The Company is headquartered in Orem, Utah.

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

The Company operates on a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. The Company’s first fiscal quarters for 2026 and 2025 in this report on Form 10-Q ended on March 29, 2026 (“Q1 2026”) and March 30, 2025 (“Q1 2025”), respectively.

Acquisitions

In the fiscal year ended December 28, 2025, the Company completed the acquisitions of Sunder Energy, LLC (“Sunder”) and Ambia Energy LLC (“Ambia”). On February 2, 2026, the Company completed the acquisition of Cobalt Power Systems, Inc. (“Cobalt”). Each of these acquisitions was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) 805, Business Combination. Refer to Note 3 – Business Combinations for details of these transactions.

Liquidity and going concern

The Company’s operating loss was $19.2 million in the thirteen weeks ended March 29, 2026. As of March 29, 2026, the Company had an accumulated deficit of $451.5 million, current debt of $38.0 million, and cash and cash equivalents, excluding restricted cash, of $9.5 million. The Company anticipates that operating losses and negative operating cash flows will continue in the near term.

Management is actively pursuing plans to mitigate these conditions, including obtaining additional capital resources through equity or debt financing and leveraging support from significant stockholders when necessary. The Company has financed its operations primarily through sales of equity securities, private placements, debt, issuance of convertible notes and other debt instruments, other financing instruments, cash from operations, and proceeds from the Mergers.

The Company did not file its Quarterly Report on Form 10-Q for the quarter ended September 28, 2025 or the amendment required to the Current Report originally filed on September 26, 2025, relating to the Sunder acquisition, within the timeframe required by the SEC. As a result, the Company is not currently eligible to use a registration statement on Form S-3 that would allow it to continuously incorporate by reference its SEC reports into a registration statement, to use “shelf” registration statements to conduct offerings, or to use the at-the-market offering facility until approximately one year from the date that the Company has regained and maintained status as a current filer. Aside from a “shelf” registration, the Company has alternative financing options and may seek additional liquidity through the use of a Form S-1 registration statement and or private placements.

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

The accompanying interim unaudited condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim unaudited condensed consolidated financial statements do not include all the information and disclosures required by U.S. GAAP for complete financial statements.

In the opinion of management, these interim unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 29, 2026, and the results of operations for the thirteen weeks ended March 29, 2026 and March 30, 2025. These interim unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 28, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2026. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period.

Cash and cash equivalents and restricted cash

The Company reconciles cash, cash equivalents, and restricted cash reported in its unaudited condensed consolidated balance sheets that aggregate to the beginning and ending balances shown in the Company’s unaudited condensed consolidated statements of cash flows as follows (in thousands):

	As of
	March 29, 2026	December 28, 2025
Cash and cash equivalents	$9,488	$9,617
Restricted cash	1,134	3,841
Total cash, cash equivalents and restricted cash	$10,622	$13,458

Use of estimates

The preparation of interim unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts.

Revenue recognition

The Company recognizes revenue in accordance with ASC 606 – Revenue from Contracts with Customers (“ASC 606”) when control of the promised products and services is transferred to the customer and its performance obligations are satisfied. The Company’s performance obligation in its Residential Solar Installation and New Homes Business segments is to design and install a fully functioning solar energy system. The design, delivery of system components, installation, and services facilitating interconnection to the power grid are accounted for as a single performance obligation.

Revenue is recognized in the amount of consideration the Company expects to be entitled to receive, net of customer incentives such as discounts or rebates, and variable consideration is estimated at each reporting date to the extent it is probable that a significant reversal will not occur. Amounts invoiced and collected in advance of performance are recorded as deferred revenue. The Company’s contracts do not contain significant financing components.

For Residential Solar Installation and New Homes Business cash and financing arrangements, revenue is generally recognized over time beginning when the system is fully installed, as this is when the customer obtains control of the asset. Revenue is recognized using an input method based on direct installation costs. For New Homes Business lease arrangements, revenue is recognized at a point in time upon customer acceptance of the completed system.

In the Dealer segment, the Company earns revenue from contracts for solar installations performed by third-party installers. The Company acts as an agent in these arrangements and recognizes revenue on a net basis at the point in time when substantial completion is achieved. The Company does not provide warranty services related to Dealer contracts. During the thirteen week period ended March 29, 2026, the Company amended customer contracts and under the amended contractual terms, the point at which control transfers to the customer changed from permission to operate (“PTO”) to substantial completion of the installation. As a result, the Company recognized incremental revenue of $12.4 million in the thirteen week period ended March 29, 2026, related to the contract modifications.

Incremental costs of obtaining customer contracts

As of March 29, 2026 and December 28, 2025, deferred commissions were $8.1 million and $5.6 million, respectively.

Estimated credit losses

The following table summarizes the allowance for credit loss activity as of and for the periods ended (in thousands):

	Thirteen Weeks Ended
	March 29,	March 30,
	2026	2025
Balance at beginning of year	$(5,206)	$(1,701)
Provision charged to earnings	—	(1,087)
Amounts written off, net of recoveries and other adjustments	—	313
Balance at end of period	$(5,206)	$(2,475)

Recent Accounting Pronouncements Adopted

In March 2024, the FASB issued ASU 2024-02 “Codification Improvements-Amendments to Remove References to the Concepts Statements”, which removes various references to concepts statements from the FASB Accounting Standards Codification. This ASU is effective for the Company beginning in the first quarter of fiscal year 2026, with early adoption permitted. The Company adopted the guidance in the period ended March 29, 2026 and the adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

 In November 2024, the FASB issued ASU No. 2024-04, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) (“ASU 2024-04”)”. The guidance in ASU 2024-04 clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The standard is effective for fiscal years beginning after December 15, 2025, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted as of the beginning of a reporting period if the entity has also adopted ASU 2020-06 for that period. The Company adopted the guidance effective December 29, 2025 and the adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting Narrow Scope Improvements” which amends and clarifies interim reporting and disclosure requirements including additional guidance on what disclosures should be provided in interim reporting periods. This amendment also includes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 for public companies. This ASU may be applied prospectively or retrospectively to any or all periods presented in the Company’s consolidated financial statements. Early adoption of this ASU is permitted. The Company is currently evaluating the impact that the adoption of this ASU may have on its consolidated financial statements.

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

(3) Business Combinations

Cobalt Power Systems, Inc.

On January 30, 2026, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Cobalt and Cobalt’s stockholders (the “Cobalt Stockholders”). The Company, Cobalt and the Cobalt Stockholders completed the closing under the Share Purchase Agreement (the “Cobalt Closing”) on February 2, 2026. At the Cobalt Closing, the Company acquired all of the outstanding stock of Cobalt from the Cobalt Stockholders for: (a) 1.8 million shares (the “Closing Consideration Shares”) of the Company’s common stock and (b) an agreement to issue an additional $3.33 million of shares of the Company’s common stock on each of the 12-month and 18-month anniversaries of the Cobalt Closing (“Post-Closing Consideration Shares). Additionally, the Company agreed to issue up to $2.0 million of restricted stock units to those Cobalt employees who continue their employment with the Company following the Cobalt Closing, and 850,000 restricted stock units will be issued as inducement grants to certain Cobalt key employees. Based on the analysis of the payments made or to be made in connection with the acquisition of Cobalt under ASC 805, the Company concluded that the $2.0 million of restricted stock units is considered compensation and, therefore, this amount has been excluded from the business combination consideration. Cobalt designs and installs solar systems for residential and commercial clients.

Total consideration for Cobalt was $9.66 million, which consists of $3.33 million paid at the Cobalt Closing and Post-Closing Consideration Shares valued at $6.33 million. The $3.33 million fair value of the shares of common stock issued at the Cobalt Closing was derived based on the Company’s closing stock price in a 5-day volume-weighted average price (“VWAP”) immediately preceding the Cobalt Closing to determine the number of shares issued. The Post-Closing Consideration Shares are treated as a liability for financial reporting purposes and are reported within Deferred consideration, current and deferred consideration, noncurrent within the Company’s unaudited condensed consolidated balance sheet, and were valued using a Monte Carlo simulation model to capture the variability in the number and value of shares issuable at the 12- and 18-month post-closing dates. Under the terms of the agreement, the deferred obligation represents a fixed dollar amount that will be settled in a variable number of shares determined based on the 5-day VWAP immediately prior to each issuance date, resulting in an inverse relationship between share price and shares issued. The model incorporates key assumptions, including a starting VWAP of $1.69, a risk-free rate of 3.53%, expected volatility of 85.5% derived from peer company analysis and historical data, and a 1.5-year simulation horizon. For each simulated stock price path, the model calculates the resulting share issuances and corresponding payment values, discounts those amounts to present value, and averages the outcomes across simulations to estimate fair value, resulting in a concluded value of approximately $6.33 million as of the valuation date. The total consideration is summarized as follows (in thousands):

Consideration
Fair value of shares of the Company’s common stock issued at Cobalt Closing (classified within Additional paid-in capital)	$3,333
Deferred Cobalt Consideration Shares (Classified within Deferred consideration, current and noncurrent)	6,331
Fair value of total consideration	$9,664

The provisional fair values of assets acquired and liabilities assumed were based upon the facts and circumstances existing at the Cobalt Closing. The purchase price accounting remains open for the valuation of intangibles, certain liabilities and allocation of goodwill. The Company elected the practical expedient within ASC 805-20-30-27 through 805-20-30-30 to recognize and measure contract liabilities in accordance with ASC 606 as if it had originated the acquired contract. Thus, the amount of any contract liabilities immediately prior to the acquisition will be the comparable amounts recognized in the determination of assets acquired and liabilities assumed by the Company.

The provisional fair values of identifiable assets acquired and liabilities assumed are identified below (in thousands):

Provisional fair values as of Cobalt Closing
Net assets acquired:
Cash and cash equivalents	$553
Trade accounts receivable, net	3,642
Inventories	1,739
Prepaid expenses and other current assets	30
Property and equipment, net	485
Intangible assets, net	3,871
Operating lease right-of-use assets	1,277
Accounts payable	(3,864)
Accrued expenses and other current liabilities	(1,002)
Short-term debt with third parties	(2,706)
Other long-term liabilities	(1,099)
Contract liabilities	(5,238)
Deferred tax liability	(1,001)
Fair value of the excess of liabilities assumed over assets acquired	(3,313)
Fair value of common stock issued	3,333
Fair value of Deferred Cobalt Consideration Shares	6,331
Consideration transferred	9,664
Goodwill recognized	$12,977

As of the date of acquisition, the intangible assets acquired and estimated useful lives were as follows:

	Estimated useful life	Provisional fair values as of the Cobalt Closing
Customer relationships (Backlog)	18 months	$1,100
Trade name – Cobalt	10 years	2,000
Building lease intangible asset – favorable lease	6 years	771
Total		$3,871

The fair value of the backlog was estimated using the excess earnings method, an income-based approach, under which value is determined based on the present value of the cash flows attributable specifically to the backlog after deducting appropriate returns for contributory assets. Projected revenues were based on the contractual backlog existing as of the valuation date, and operating expenses were estimated as a percentage of revenue, with an adjustment to exclude sales and marketing expenses. Based on management’s estimates, substantially all sales and marketing efforts relate to acquiring new customers and are not required to fulfill the existing backlog. Contributory asset charges were applied for the use of working capital, fixed assets, assembled workforce, and trademarks.

The trade name’s fair value was estimated using the relief-from-royalty method, which measures the present value of avoided royalty payments. The valuation considered qualitative factors such as Cobalt’s long operating history since 2003, strong reputation for affordable and reliable solar solutions, and established market presence with over 2,400 installations. It assumed the trade name supports all revenues and applied a 1.0% royalty rate based on profit-split analysis and market data. The trade name was assigned a 10-year useful life, reflecting expected continued use and brand support

The fair value of the building lease was estimated using an income approach, specifically a discounted cash flow model, reflecting the present value of the difference between contractual rent and estimated market rent over the remaining lease term. Key assumptions include a market rent derived from comparable properties, a 2.0% annual rental growth rate, and an 8.50% discount rate consistent with market participant return expectations and leasehold-specific risks.

Goodwill represents the excess of the preliminary estimated consideration transferred over the fair value of the net tangible and intangible assets acquired that is associated with the excess cash flows that the acquisition is expected to generate in the future. The goodwill is not deductible for tax purposes.

Cobalt contributed $5.0 million and $0.3 million in revenue and income before income taxes from operations, respectively, for the period from the acquisition date to March 29, 2026.

Sunder Energy LLC

On September 21, 2025, a subsidiary of the Company entered into a Membership Interest Purchase Agreement (“Sunder MIPA”) with Sunder Energy LLC (“Sunder”) and the seller, Chicken Parm Pizza LLC (“CPP”), the sole member of Sunder. On September 24, 2025 (“Sunder Closing”), the Company completed the acquisition of the membership interests of Sunder for an aggregate consideration of $57.8 million (“Sunder Acquisition”). Per the terms of the Sunder MIPA, the Company acquired all of the outstanding membership interest of Sunder for (1) $20.7 million in cash, subject to certain working capital and other adjustments; (2) a promissory note to the Member in the principal amount of $20.0 million (“Seller Note”); and (3) 10.0 million shares of the Company’s common stock (valued at the closing share price on September 24, 2025, of $1.71 per share), consisting of (i) 3.3 million shares of the Company’s common stock issued at the Sunder Closing and (ii) subject to approval of such issuances by the Company’s stockholders, (x) 3.3 million shares of the Company’s common stock to be issued on the 12-month anniversary of the Sunder Closing and (y) 3.3 million shares of the Company’s common stock to be issued on the 18-month anniversary of the Sunder Closing (“Deferred Sunder Consideration Shares”). In lieu of issuing the Deferred Sunder Consideration Shares, the Company, in its sole discretion, may elect to pay the Member a cash payment equal to the number of Deferred Sunder Consideration Shares otherwise issuable by the Company multiplied by the volume-weighted average price of the Company’s common stock as quoted on Nasdaq for the 30-trading day period ending two business days prior to the date on which the applicable Deferred Sunder Consideration Shares are otherwise issuable (“Cash in Lieu Amount”). If the Company elects to pay the Cash in Lieu Amount, 50% of the Cash in Lieu Amount will be paid on the three-month anniversary of the date on which the applicable Deferred Sunder Consideration Shares are otherwise issuable, with the remaining 50% of the Cash in Lieu Amount payable on the six-month anniversary of the date on which the applicable Deferred Sunder Consideration Shares are otherwise issuable. The shares of the Company’s common stock issued and expected to be issued were valued at aggregate of $17.1 million at the Sunder Closing. The common stock issued at the Sunder Closing was valued at $5.7 million and accounted for within Additional paid-in-capital on the Company’s consolidated balance sheet.

On April 23, 2026, the Company and CPP entered into an amended and restated Seller Note that, following certain payoffs under the prior Seller Note, has an amended principal amount of $7.0 million (the “A&R Seller Note”). Refer to Note 18 – Subsequent Events for details.

On March 25, 2026, the Company’s stockholders approved the issuance of the Deferred Sunder Consideration Shares, and the Company’s option to pay the Cash in Lieu Amount expired. Accordingly, the value of the Deferred Sunder Consideration Shares became fixed on that date. The fair value of the 6.7 million Deferred Sunder Consideration Shares was $8.5 million as of March 25, 2026. Under ASC 815-40, Derivatives and Hedging, as all of the substantive contingencies have been resolved and only remaining condition is the passage of time, the obligation met the criteria for equity classification. As such, the Company reclassified the Deferred Sunder Consideration Shares obligation from liability to equity as of March 29, 2026. Pursuant to an Amendment and Agreement dated as of March 5, 2026 between CPP and the Company, the Company agreed to issue all of the Deferred Sunder Consideration Shares following receipt of approval by the Company’s stockholders, and the Deferred Sunder Consideration Shares were subsequently issued on April 8, 2026. Refer to Note 18 – Subsequent Events for details.

The Company concluded that since the sellers joined the Company and represent members of management, they have a level of influence that is not insignificant; therefore, they are related parties to the Company.

Sunder is a solar sales company. The Company acquired Sunder as a strategic acquisition to expand its overall market share and its penetration into more U.S. states. The financial results of Sunder have been included in the Company’s consolidated financial statements since its date of acquisition.

The consideration initially paid and remaining payable as of the date of the Sunder Closing is summarized below (in thousands):

Consideration
Paid at Sunder Closing
Cash	$20,689
Seller note	20,000
Fair value of 3.3 million shares of the Company’s common stock	5,700
Payable subsequent to Sunder Closing
Deferred Sunder Consideration Shares (fair value of 6.7 million shares of the Company’s common stock at Sunder Closing)	11,400
Fair value of total consideration at Sunder Closing	$57,789

The Company financed a portion of the transaction through the issuance of $22.0 million of 7.0% senior unsecured convertible notes (the “September 2025 Notes”) and Seller Note in the original principal amount of $20.0 million, which has been amended by the A&R Seller Note in the principal amount of $7.0 million subsequent to March 29, 2026. Refer to Note 9 – Borrowings and Derivative Liabilities and Note 18 – Subsequent Events for details regarding these obligations.

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

The following table summarizes the provisional fair value of identifiable assets acquired and liabilities assumed. No measurement period adjustments were recorded in the thirteen week period ended March 29, 2026.

(in thousands)	Provisional fair values
Net assets acquired:
Accounts receivable	$797
Prepaid expenses and other current assets	3,039
Property and equipment	241
Operating lease right-of-use assets	313
Other noncurrent assets	135
Intangibles	37,500
Contract liabilities	(11,673)
Accounts payable	(203)
Accrued expenses and other current liabilities	(3,850)
Operating lease liabilities	(332)
Fair value of net assets acquired	25,967
Consideration transferred	57,789
Goodwill recognized	$31,822

Intangible assets acquired and estimated useful lives were as follows (in thousands):

	Estimated useful life	Provisional fair values
Customer relationships	10 years	$30,600
Trademark - Sunder	10 years	6,100
Developed technology - Sunder	2 years	800
Total		$37,500

The fair value of customer relationships was estimated using the excess earnings method. The assumptions used included revenue, included all business enterprise valuation sales, reduced by a 5% attrition rate based on historical customer turnover, with operating expenses estimated as a percentage of sales and no sales-and-marketing adjustment since such efforts do not directly support existing customers. Contributory asset charges were applied for the use of working capital, fixed assets, workforce, trademarks, and internal-use software, and cash flows were projected over the period in which customer relationships were expected to produce meaningful benefit, with the economic life extending until those cash flows became minimal.

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

The fair value of Sunder’s developed technology was estimated using the cost approach, which measures value based on the cost to reproduce or replace the existing software in its current state. The analysis considered the historical direct development costs, including Sunder’s ongoing investment in labor, design, coding, and testing efforts required to build the technology. In addition to direct costs, the valuation incorporated opportunity costs, which reflect the portion of the software expected to be added, modified, or removed over time based on management’s estimates of ongoing development needs. Together, these inputs approximate the current replacement cost of the technology, adjusted for necessary updates and functional improvements.

Goodwill represents the excess of the preliminary estimated consideration transferred over the fair value of the net tangible and intangible assets acquired that is associated with the excess cash flows that the acquisition is expected to generate in the future. The goodwill is tax deductible.

Ambia Energy LLC

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

The Company, Ambia and Ambia Holdings completed the closing under the Ambia MIPA on November 21, 2025 (the “Ambia Closing”). At the Ambia Closing, the Company acquired all of the outstanding membership interests of Ambia from Ambia Holdings for: (a) 10,243,924 shares of common stock of the Company (the “Ambia Closing Consideration Shares”), issued at the Ambia Closing to Ambia Holdings; and (b) an agreement to issue an additional 9.375 million of shares of the Company’s common stock on each of the six-month anniversary of the Ambia Closing and the 12-month anniversary of the Ambia Closing (collectively such additional shares of common stock, the “Deferred Ambia Consideration Shares”). The issuance of the Deferred Ambia Consideration Shares is subject to approval by the Company’s stockholders following the Ambia Closing. On March 25, 2026, the Company’s stockholders approved the issuance of the Deferred Ambia Consideration Shares.

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

The initial fair value of the deferred consideration shares at the Ambia Closing was $16.9 million. The Company’s closing share price for its common stock of $1.61 on November 21, 2025 was used to fair value the shares issued at the Ambia Closing. The total consideration is summarized as follows (in thousands):

Consideration
Fair value of 10,243,924 shares of the Company’s common stock issued at Ambia Closing	$16,493
Deferred Ambia Consideration Shares	16,879
Fair value of total consideration	$33,372

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

There have been no measurement period adjustments since the Ambia Closing. The provisional fair values of identifiable assets acquired and liabilities assumed are identified below (in thousands):

Provisional fair values as of the Ambia Closing
Net assets acquired:
Cash and cash equivalents	$1,350
Accounts receivable	1,368
Contract assets - unbilled receivables	1,143
Prepaid expenses and other current assets	797
Property and equipment, net	2,230
Intangible assets	4,300
Operating lease right-of-use assets	2,563
Other noncurrent assets	182
Accounts payable	(2,806)
Accrued expenses and other current liabilities	(2,917)
Contract liabilities	(1,675)
Operating lease liabilities, noncurrent	(2,702)
Finance lease liabilities	(1,269)
Fair value of net assets acquired	2,564
Fair value of common stock issued	16,493
Fair value of Deferred Ambia Consideration Shares	16,879
Consideration transferred	33,372
Goodwill recognized	$30,808

As of the Ambia Closing, the intangible assets acquired and estimated useful lives were as follows:

	Estimated useful life	Provisional Fair values as of the Ambia Closing
Customer relationships (Backlog)	1 year (1)	$3,400
Trademarks - Ambia	1 year	900
Total		$4,300

(1)	Useful life is based upon customer consumption, expected to occur within one year.

Trademarks were derived using the relief from royalty method based upon the following key assumptions; (i) all sales based upon the business enterprise value; (ii) a royalty rate of 1% based upon profit split analysis and comparable licensing royalty agreements; and (iii) an economic life of the Ambia name through the end of 2026, wherein the Ambia name will only be used in certain small markets and that all sales, marketing and branding will be done under the SunPower brand name in relatively short order.

Customer relationships (backlog) was derived using the excess earnings method based upon the following key assumptions: (i) backlog meets the appropriate contractual criteria; (ii) sales were based upon the backlog of sales; (iii) expenses were based upon a percentage of sales with an adjustment for sales and marketing expenses, upon which management estimates that 100% of Ambia’s sales and marketing expenses are directed at acquiring new customers and are not required to support the backlog; (iv) charges were taken for the use of working capital, fixed assets, workforce and trademarks; and (v) the economic life of the backlog is to the end of fiscal 2026 based upon management’s estimate of average deal length.

Goodwill represents the excess of the preliminary estimated consideration transferred over the fair value of the net tangible and intangible assets acquired that is associated with the excess cash flows that the acquisition is expected to generate in the future. The goodwill is tax deductible.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information represents the consolidated financial statements of the Company for the thirteen week periods presented, as if Sunder and Ambia were acquired on January 1, 2024 and Cobalt was acquired on December 30, 2024.

The unaudited pro forma combined financial information does not give effect to any cost savings, operating synergies or revenue synergies that may result from the acquisitions. The pro forma results do not necessarily reflect the actual results of operations of the combined business (in thousands):

	Unaudited
	Thirteen Weeks Ended
	March 29,	March 30,
	2026	2025

Pro forma revenue	$114,579	$101,190
Pro forma net income from operations	1,725	187

(4) Revenue Recognition and Contract Balances

Disaggregation of revenue

Refer to the table below for the Company’s revenue recognized (in thousands):

	Thirteen Weeks Ended
	March 29, 2026	March 30, 2025
Residential Solar Installation
Revenue recognized over time	$31,537	$36,504
Total Residential Solar Installation	31,537	36,504

New Homes Business
Revenue recognized over time	10,106	15,466
Revenue recognized at a point in time	4,523	26,443
Total New Homes Business	14,629	41,909

Dealer
Revenue recognized at a point in time	26,627	—
Total Dealer	26,627	—
Total revenue	$72,793	$78,413

Total revenue recognized over time	$41,642	$51,970
Total revenue recognized at a point in time	31,151	26,443

All revenue was generated in the United States.

Contract liabilities

Contract liabilities consist of the following (in thousands):

	As of
	March 29,	December 28,
	2026	2025
Contract liabilities:
Contract liabilities, current	$12,634	$20,336
Contract liabilities, noncurrent	794	794
Total contract liabilities	$13,428	$21,130

Revenue recognized in the current period from contract liabilities as of December 28, 2025 was $18.5 million in the thirteen week period ended March 29, 2026.

(5) Fair Value Measurements

The following table sets forth the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of March 29, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets
Restricted cash	$1,134	$—	$—	$1,134
Total	$1,134	$—	$—	$1,134
Financial Liabilities
July 2024 Notes derivative liability (1)	$—	$—	$14,042	$14,042
July 2024 Notes derivative liability – related parties (1)	—	—	9,036	9,036
September 2024 Notes derivative liability (1)	—	—	26,351	26,351
September 2024 Notes derivative liability – related parties (1)	—	—	4,286	4,286
July 2025 Note derivative liability– related party (1)	—	—	2,239	2,239
September 2025 Notes derivative liability (1)	—	—	10,825	10,825
November 2025 Note derivative liability – related party (1)	—	—	1,069	1,069
January 2026 Note derivative liability – related party			1,467	1,467
$1.9 Million Note			1,530	1,530
March 2026 Bridge Note			9,500	9,500
Forward purchase agreement liabilities	—	—	5,107	5,107
SAFE Agreement with related party	—	—	579	579
Private placement warrants	—	—	1,504	1,504
Working capital warrants	—	—	172	172
Public warrants	2,070	—	—	2,070
Deferred Cobalt Consideration Shares	—	—	6,331	6,331
Deferred Ambia Consideration Shares	—	—	13,936	13,936
Total	$2,070	$—	$107,974	$110,044

	As of December 28, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets
Restricted cash	$3,841	$—	$—	$3,841
Total	$3,841	$—	$—	$3,841
Financial Liabilities
July 2024 Notes derivative liability (1)	$—	$—	$19,604	$19,604
July 2024 Notes derivative liability – related parties (1)	—	—	12,615	12,615
September 2024 Notes derivative liability (1)	—	—	37,930	37,930
September 2024 Notes derivative liability – related parties (1)	—	—	5,870	5,870
July 2025 Note derivative liability– related party (1)	—	—	3,246	3,246
September 2025 Notes derivative liability (1)	—	—	14,756	14,756
November 2025 Note derivative liability – related party (1)	—	—	1,488	1,488
Forward purchase agreement liabilities	—	—	3,965	3,965
SAFE Agreement with related party	—	—	535	535
Private placement warrants	—	—	1,692	1,692
Working capital warrants	—	—	194	194
Public warrants	2,475	—	—	2,475
Deferred Sunder Consideration Shares	10,840	—	—	10,840
Deferred Ambia Consideration Shares	—	—	16,879	16,879
Total	$13,315	$—	$118,774	$132,089

(1)	The derivative liabilities are associated with the Company’s outstanding senior unsecured convertible notes with stated interest rates of 7.0% (the “September 2024 Notes” and “September 2025 Notes”) and 12.0% (the “July 2024 Notes”, “July 2025 Note”, “November 2025 Note” and “January 2026 Note”) all of which are defined in Note 9 – Borrowings and Derivative Liabilities.

The reconciliation of liabilities by class and categorized within Level 3 under the fair value hierarchy is as follows for the thirteen week periods ended March 29, 2026 and March 30, 2025 (in thousands):

		Thirteen Weeks Ended March 29, 2026
	Derivative liabilities	Convertible debt at fair value	Forward purchase agreements	SAFE Agreements	Warrant liabilities	Deferred Consideration Shares	Total
Balance as of December 28, 2025	$95,509	$—	$3,965	$535	$1,886	$16,879	$118,774
Additions	2,297	10,710	—	—	—	6,331	19,338
Conversions	(1,883)	—	—	—	—	—	(1,883)
Net (gain) loss recognized within Other non-operating income, net in the consolidated statement of operations	(26,608)	320	1,142	44	(210)	(2,943)	(28,255)
Balance as of March 29, 2026	$69,315	$11,030	$5,107	$579	$1,676	$20,267	$107,974

	Thirteen Weeks Ended March 30, 2025
	Derivative liabilities	Forward purchase agreements	SAFE Agreements	Warrant liabilities	Total
Balance as of December 29, 2024	$97,122	$3,494	$384	$699	$101,699
Additions	—	—	—	—	—
Conversions	—	—	—	—	—
Net (gain) loss recognized within Other non-operating income, net in the consolidated statement of operations	(15,127)	(268)	20	488	(14,887)
Balance as of March 30, 2025	$81,995	$3,226	$404	$1,187	$86,812

Subsequent to issuance, changes in the fair value of the derivative liabilities, liability classified warrants, forward purchase agreements and SAFEs are recorded within Other non-operating income, net in the Company’s unaudited condensed consolidated statements of operations and comprehensive income.

Derivative liabilities

The Company recognized derivative liabilities arising from the conversion features of its senior unsecured convertible notes issued (refer to Note 9 – Borrowings and Derivative Liabilities). Derivative liabilities are measured at fair value in accordance with ASC 820, Fair Value Measurement. The fair value of each respective derivative liability is measured using a Monte Carlo simulation that incorporates a binomial lattice model. Significant inputs to the binomial lattice model include the terms of the senior unsecured convertible notes (including the interest rate, conversion rate and conversion price), the underlying price of the Company’s common stock, risk-free rate and volatility. Certain of these inputs are unobservable. Thus, these derivative liabilities are classified within Level 3 of the fair value hierarchy. The binomial lattice model produces an estimated fair value based on changes in the price of the underlying shares of the Company’s common stock over successive periods of time. As a result of these interrelationships and inherent unobservable assumptions, the fair value of a derivative liability is subject to significant measurement uncertainty, and alternative reasonable assumptions could have produced materially different results as of March 29, 2026 and December 28, 2025.

The assumptions used to value the derivative liabilities as of March 29, 2026 were as follows:

	12.0% Senior Unsecured Convertible Notes				7.0% Senior Unsecured Convertible Notes
	July 2024 Notes(1)	July 2025 Note	November 2025 Note	January 2026 Note	September 2024 Notes(1)	September 2025 Notes(1)
Coupon rate	12.0%	12.0%	12.0%	$12.0%	7.0%	7.0%
Initial conversion rate	595.24	558.66	626.96	540.54	467.84	467.84
Initial conversion price	$1.68	$1.79	$1.60	$1.85	$2.14	$2.14
Common stock price	$1.25	$1.25	$1.25	$1.25	$1.25	$1.25
Risk-free interest rate	4.00%	4.00%	3.96%	4.00%	3.96%	3.96%
Volatility	88.1%	88.8%	87.5%	89.2%	90.7%	90.7%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

The assumptions used to value the derivative liabilities as of December 28, 2025 were as follows:

	12.0% Senior Unsecured Convertible Notes			7.0% Senior Unsecured Convertible Notes
	July 2024 Notes(1)	July 2025 Note	November 2025 Note	September 2024 Notes(1)	September 2025 Notes(1)
Coupon rate	12.0%	12.0%	12.0%	7.0%	7.0%
Initial conversion rate	595.24	558.66	626.96	467.84	467.84
Initial conversion price	$1.68	$1.79	$1.60	$2.14	$2.14
Common stock price	$1.62	$1.62	$1.62	$1.62	$1.62
Risk-free interest rate	3.6%	3.6%	3.6%	3.58%	3.58%
Volatility	82.2%	83.2%	81.3%	85.6%	85.6%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%

(1)	The conversion option is derived based upon the above assumptions plus a make-whole provision which is based upon changes in the Company’s stock price and the conversion date.

$1.9 Million Note and March 2026 Bridge Note

The Company elected the fair value option under ASC 825 for the $1.9 Million Note (as defined in Note 9 – Borrowings and Derivative Liabilities) issued on January 27, 2026 in connection with the Standby Equity Purchase Agreement (as defined in Note 9 – Borrowings and Derivative Liabilities) and the March 2026 Bridge Note (as defined in Note 9 – Borrowings and Derivative Liabilities) issued on March 6, 2026. The $1.9 Million Note and March 2026 Bridge Note were measured at fair value on a recurring basis and classified as a Level 3 liability due to the use of significant unobservable inputs.

The Company estimated the fair value of each obligation using a Monte Carlo simulation model, which captures the economic characteristics of the instrument, including its variable conversion price feature that is dependent on future market prices of the Company’s common stock. The Company utilized a “Bond plus Option” approach, where the value of upside plus amortization was determined in a simulation and the value related to principal repayment was calculated as a single payment of principal at maturity. The Company simulated its stock price from the valuation date to maturity date, at a daily step.

With respect to the $1.9 Million Note, on each of the simulated paths, the Company (i) tested for an amortization trigger as applicable; and (ii) assumed that the maturity date will not be extended. Once the payoffs for all simulation paths were determined according to above, they were discounted back to the valuation date at the risk-free rate in case the $1.9 Million Note would be converted and at credit risk-adjusted rate otherwise.

With respect to the March 2026 Bridge Note, on each of the simulated paths, the Company determined the maximum payoff on each installment date based on conversion price. Once the payoffs for all simulation paths were determined according to above, they were discounted back to the valuation date at the risk-free rate in case the March 2026 Bridge Note would be converted and at credit risk-adjusted rate otherwise.

The fair value of these obligations was each calculated as the average present value across all simulation paths plus present value of debt component. The model was calibrated to transaction proceeds by varying credit risk-adjusted rate in the model. The change in yields between the valuation dates was applied to the credit risk-adjusted rate to account for market changes. Thus, these obligations are classified within Level 3 of the fair value hierarchy as the fair values are based upon unobservable inputs.

The key inputs for the simulation include stock price, simulation period and volatility of the Company’s common stock and were as follows as of March 29, 2026:

	$1.9 Million Note	March 2026 Bridge Note
VWAP stock price	$1.24	$1.24
Simulation period	0.83 years	0.94 years
Risk-free rate	3.76%	3.77%
Volatility	81.4%	83.3%
Credit risk-adjusted rate	41.4%	73.4%

The fair value measurement reflects a probability-weighted assessment of settlement outcomes, including conversion into equity versus cash repayment scenarios, and captures the optionality inherent in the instrument. Changes in these assumptions, particularly stock price volatility, credit spread, and the likelihood of conversion, can result in significant fluctuations in the estimated fair value. Changes in fair value are recognized in operating results within “Other non-operating income, net,” in the Company’s unaudited condensed consolidated statements of operations and comprehensive income, and no separate interest expense is recorded, as the fair value measurement incorporates the economic cost of the financing.

Public warrants

The public warrants are measured at fair value on a recurring basis. The public warrants were valued based on the closing price of the publicly traded instrument and therefore are considered a Level 1 instrument in the fair value hierarchy.

Private placement and working capital warrants

The Company valued the private placement and working capital warrants, based on a binomial lattice model, which included the following inputs:

	As of
	March 29,	December 28,
	2026	2025
Expected term	2.31 years	2.56 years
Stock price	$1.25	$1.62
Exercise price	$11.50	$11.50
Expected volatility	268.3%	179.0%
Risk-free rate	3.90%	3.50%
Expected dividend yield	0.00%	0.00%

The expected term is the time period to the expiration date of the warrants. The risk-free rate is interpolated from the U.S. Constant Maturity Treasury curve for a term matching the corresponding remaining life. Volatility was calibrated based on the public warrants closing price as of the valuation date. As the private and working capital warrants have terms nearly identical to the publicly traded warrants, the volatility was calibrated until the model price equaled the public warrants closing price. These inherent unobservable assumptions are subject to significant measurement uncertainty, and alternative reasonable assumptions could have produced materially different results as of March 29, 2026 and December 28, 2025. Thus, the private placement and working capital warrant liabilities are classified within Level 3 of the fair value hierarchy.

Forward purchase agreement (“FPA”) liabilities

FPAs are measured at fair value on a recurring basis using a Monte Carlo simulation analysis based upon the following inputs:

	As of
	March 29,	December 28,
	2026	2025
VWAP stock price	$1.24	$1.66
Simulation period	0.30 years	0.55 years
Risk-free rate	3.73%	3.57%
Volatility	58.0%	77.3%

The volume-weighted average price (“VWAP”) reflects management’s judgment regarding expected future trading activity and price behavior as an active forward market does not exist for the Company’s common stock. Reasonably possible alternative VWAP outcomes at the reporting date could have resulted in a materially different fair value. The risk-free rate is derived from the applicable tenor of the U.S. Treasury yield curve. Changes in the risk-free rate would alter the present value of the simulated settlement amounts and could significantly impact the fair value estimate. The expected volatility is determined based on the historical equity volatility of comparable companies over a period that matches the simulation period. Because expected volatility drives the dispersion of simulated price paths, reasonably higher or lower volatility assumptions could materially increase or decrease the estimated fair value. These inputs are interrelated, and changes in one may affect the others. As a result of these interrelationships and inherent unobservable assumptions, the fair value of FPAs is subject to significant measurement uncertainty, and alternative reasonable assumptions could have produced materially different results as of March 29, 2026 and December 28, 2025. Thus, FPAs are classified within Level 3 of the fair value hierarchy.

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

The SAFE valuation also considers assumptions such as discount rates implied by the Company’s convertible notes as of the valuation date, the timing and likelihood of financing or liquidity events, and, for the conversion path, the expected equity valuation and any applicable conversion economics (e.g., discounts or valuation caps). Settlement of the SAFE is contingent on future financing or liquidity events and the Company’s funding plans. Accordingly, the measurement requires judgment about the likelihood and timing of conversion versus repayment and, where relevant, assumptions about the Company’s equity value at conversion. Because these factors are not directly observable, reasonably possible alternative assumptions at the reporting date could produce a materially different fair value. Increasing the probability of conversion would generally increase the fair value if the conversion terms imply a beneficial outcome to the holder relative to repayment; decreasing that probability would place more weight on the repayment scenarios and could increase or decrease the fair value depending on the applicable discount rate and timing of cash flows. Within the non-conversion path, shifting probability weight toward repayment in fiscal year 2026 would generally increase fair value (lower discounting), while shifting weight toward fiscal 2027 would generally decrease fair value (greater discounting), holding other inputs constant. A higher discount rate would decrease the present value of expected cash flows (and thus fair value), while a lower rate would increase fair value. Higher expected equity values or more favorable conversion economics would increase the fair value under the conversion path; lower expected equity values or less favorable terms would decrease it. These inputs are interrelated and unobservable. Because the valuation depends on significant unobservable inputs—including a 50% probability of conversion to equity and an even allocation between fiscal years 2026 and 2027 of repayment if conversion does not occur—there is significant measurement uncertainty, and alternative reasonable assumptions at the reporting date could have resulted in a materially different fair value of the SAFE liability as of March 29, 2026 and December 28, 2025. Thus, the SAFE liability is classified within Level 3 of the fair value hierarchy.

Deferred Ambia Consideration Shares

The Deferred Ambia consideration is classified within Level 3 of the fair value hierarchy.

The Company estimated the fair value of the deferred consideration shares using a Turnbull–Wakeman closed-form approximation for arithmetic average-rate options, with Black-Scholes values used as an upper bound. The valuation as of March 29, 2026, was based on a stock price of $1.25 and key assumptions including expected volatility of approximately 52% to 72%, risk-free rates of approximately 3.74% to 3.76%, zero dividend yield, and defined averaging periods over the contractual terms. The resulting fair values reflect per-unit option values of approximately $0.26 to $0.38 corresponding to total estimated value of $13.9 million. The fair value of the deferred consideration shares as of December 28, 2025 of $16.9 million was estimated using the Company’s closing share price for its common stock of $1.61 at the Ambia Closing.

The actual number of Deferred Ambia Consideration Shares issuable by the Company on the six- and 12-month anniversaries of the Ambia Closing was determined based on the 20-day trailing volume-weighted average price of the Company’s common stock after market close on the business day immediately prior to the issuance date of the applicable shares (the “VWAP Value”); provided that the VWAP Value for the calculation of the actual number of Deferred Ambia Consideration Shares issuable by the Company will not be more than $2.8102 per share or less than $1.4988 per share. Additionally, the number of Deferred Ambia Consideration Shares issuable by the Company is subject to adjustment pursuant to customary working capital and balance sheet adjustment terms and subject to offset for certain indemnifiable damages in accordance with the Ambia MIPA.

Financial liabilities not measured at fair value on a recurring basis:

The Company’s senior unsecured convertible notes were fair valued using a binomial lattice model, which includes Level 3, unobservable inputs. The key inputs used are consistent with those used to fair value the derivative liabilities as discussed under Derivative Liabilities above. The following tables set forth the Company’s financial liabilities that are not measured at fair value and are considered a Level 3 instrument in the fair value hierarchy (in thousands):

	As of March 29, 2026
	Principal amount (1)	Unamortized debt discount and debt issuance costs	Net carrying amount excluding capitalized interest (1)	Fair value
12.0% senior unsecured convertible notes
July 2024 Notes	$27,973	$(5,655)	$22,318	$26,724
July 2024 Notes – related parties	18,000	(10,054)	7,946	17,086
Subtotal July 2024 Notes	45,973	(15,709)	30,264	43,810
July 2025 Note – related party	5,000	(3,481)	1,519	4,494
November 2025 Note – related party	2,000	(1,483)	517	1,971
January 2026 Note – related party	3,300	(2,262)	1,038	2,955

7.0% senior unsecured convertible notes
September 2024 Notes	53,793	(37,851)	15,942	45,830
September 2024 Notes – related parties	8,750	(5,946)	2,804	7,461
Subtotal September 2024 Notes	62,543	(43,797)	18,746	53,291
September 2025 Notes	22,000	(18,425)	3,575	18,793
Total	$140,816	$(85,157)	$55,659	$125,314

	As of December 28, 2025
	Principal amount (1)	Unamortized debt discount and debt issuance costs	Net carrying amount excluding capitalized interest (1)	Fair value
12.0% senior unsecured convertible notes
July 2024 Notes	$27,973	$(5,832)	$22,141	$33,165
July 2024 Notes – related parties	18,000	(10,369)	7,631	21,204
Subtotal July 2024 Notes	45,973	(16,201)	29,772	54,369
July 2025 Note – related party	5,000	(3,557)	1,443	5,641
November 2025 Note – related party	2,000	(1,509)	491	2,360

7.0% senior unsecured convertible notes
September 2024 Notes	56,543	(42,211)	14,332	59,425
September 2024 Notes – related parties	8,750	(6,404)	2,346	8,880
Subtotal September 2024 Notes	65,293	(48,615)	16,678	68,305
September 2025 Notes	22,000	(18,646)	3,354	24,227
Total	$140,266	$(88,528)	$51,738	$154,902

(1)	Excludes capitalized interest (coupon interest, default interest and failure to file interest) of $9.6 million and $10.8 million as of March 29, 2026, and December 28, 2025, respectively, included in the July 2024 Notes.

(6) Supplemental Balance Sheet Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	March 29,	December 28,
	2026	2025
Costs to obtain contracts and costs to fulfill contracts (1)	$17,161	$7,361
Other	10,691	9,552
Total prepaid expenses and other current assets	$27,852	$16,913

(1)	Costs to obtain contracts and costs to fulfill contracts with customers are recognized within sales commissions and cost of revenues, respectively, when the related revenue is recognized.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of
	March 29,	December 28,
	2026	2025
Accrued compensation and benefits	$14,746	$7,202
Income taxes payable	278	278
Professional fees	70	70
Accrued legal settlements	9,500	9,500
Accrued rebates and credits	6,269	7,564
Deferred financing fees	4,868	4,868
Investor financing deposits with related parties	5,392	2,000
Accrued interest (1)	4,093	6,301
Other	24,790	19,194
Total accrued expenses and other current liabilities	$70,006	$56,977

(1)	Includes accrued interest due to related parties of $2.2 million and $2.6 million as of March 29, 2026 and December 28, 2025, respectively.

(7) Goodwill and Other Intangible Assets, Net

Goodwill

On February 2, 2026, the Company completed the acquisition of Cobalt and assigned provisional goodwill of $9.3 million to the New Homes reportable segment.

Goodwill as of March 29, 2026 and December 28, 2025 was as follows (in thousands):

	Residential Solar Installation	New Homes	Dealer	Total
Balance as of December 28, 2025
Goodwill	$30,808	—	$31,822	$62,630
Accumulated impairment losses	—	—	—	—
Total	30,808	—	31,822	62,630
Measurement period adjustments	—	—	—	—
Goodwill acquired in business combinations	—	12,977	—	12,977
Balance as of March 29, 2026
Goodwill	30,808	12,977	31,822	75,607
Accumulated impairment losses	—	—	—	—
Total	$30,808	$12,977	$31,822	$75,607

Intangible Assets, Net

The following tables present intangible assets with finite useful lives as of March 29, 2026 and December 28, 2025 (in thousands):

As of March 29, 2026	Gross Carrying Amount(1)	Accumulated Amortization	Net Book Value
Customer related intangibles	$35,100	$(4,948)	$30,152
Trademarks	20,394	(2,351)	18,043
Developed technology	5,300	(2,450)	2,850
Lease intangible asset	771	—	771
Total	$61,565	$(9,749)	$51,816

As of December 28, 2025	Gross Carrying Amount(1)	Accumulated Amortization	Net Book Value
Customer related intangibles	$34,000	$(3,198)	$30,802
Trademarks	18,394	(1,707)	16,687
Developed technology	5,300	(1,975)	3,325
Total	$57,694	$(6,880)	$50,814

Aggregate amortization expense for intangible assets was $2.9 million and $0.7 million in the thirteen week periods ended March 29, 2026 and March 30, 2025, respectively. Amortization expense for developed technology is classified in cost of revenues and all other amortization expense is classified in general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations and comprehensive income.

(8) SAFE Agreement

Third SAFE

On May 13, 2024, the Company entered into a third SAFE (the “Third SAFE”) with the Rodgers Massey Freedom and Free Markets Charitable Trust (the “Purchaser”), in connection with the Purchaser investing $1.0 million in the Company. The Third SAFE is convertible into shares of the Company’s common stock upon the initial closing of a bona fide transaction or series of transactions with the principal purpose of raising capital, pursuant to which the Company issues and sells shares of its common stock in an Equity Financing, at a per share conversion price which is equal to 50% of the price per share of the Company’s common stock sold in the Equity Financing. If the Company consummates a change of control prior to the termination of the Third SAFE, the Purchaser will be automatically entitled to receive a portion of the proceeds of such liquidity event equal to $1.0 million, subject to certain adjustments as set forth in the Third SAFE. The Third SAFE is convertible into a maximum of 2,750,000 shares of the Company’s common stock, assuming a per share conversion price of $0.275, which is the product of (i) $0.55, the closing price of the Company’s common stock on May 13, 2024, multiplied by (ii) 50%. Given that the SAFE could be settled in cash or a variable number of shares, the Company has accounted for the instrument as a liability at its fair value.

The SAFE liability represents the estimated fair value of the Company’s obligation to issue equity in the future. The fair value of the Third SAFE approximated $0.6 million and $0.5 million as of March 29, 2026 and December 28, 2025, respectively. Refer to Note 5 – Fair Value Measurements for details.

On April 23, 2026, the SAFE was converted and exchanged into $1.0 million principal amount of the Company’s 10.0% convertible secured notes due 2029. Refer to Note 18 – Subsequent Events for details.

(9) Borrowings and Derivative Liabilities

The Company’s borrowings and derivative liabilities consisted of the following (in thousands):

	As of
	March 29,	December 28,
	2026	2025
Short-term debt (including current portion of long-term debt):
March 2026 Bridge Note	$9,500	$—
$1.9 Million Note	1,530	—
Cobalt Loan	2,706	—
Total Short-term debt with third parties	13,736	—
Current portion of long-term debt	2,786	2,786
Total short-term debt and current portion of long-term debt	$16,522	$2,786

Short-term debt with related parties:
Seller Note – related party	$20,000	$20,000
Loan with related party	1,500	1,500
Total short-term debt with related parties	$21,500	$21,500

Long-term debt:
12.0% senior unsecured convertible notes and related derivative liabilities
July 2024 Notes	$31,911	$32,969
July 2024 Notes – related parties	7,946	7,631
Subtotal July 2024 Notes	39,857	40,600
July 2025 Note – related party	1,519	1,443
November 2025 Note – related party	517	491
January 2026 Note – related party	1,038	—

July 2024 Notes derivative liability	14,042	19,604
July 2024 Notes derivative liability – related party	9,036	12,615
Subtotal July 2024 Notes derivative liability	23,078	32,219
July 2025 Note derivative liability – related party	2,239	3,246
November 2025 Note derivative liability – related party	1,069	—
January 2026 Note derivative liability – related party	1,467	1,488
Total 12.0% senior unsecured convertible notes and derivative liabilities	70,784	79,487

7.0% senior unsecured convertible notes and derivative liabilities
September 2024 Notes	15,942	14,332
September 2024 Notes – related parties	2,804	2,346
Subtotal September 2024 Notes	18,746	16,678
September 2025 Notes	3,575	3,354

September 2024 Notes derivative liability	26,351	37,930
September 2024 Notes derivative liability – related parties	4,286	5,870
Subtotal September 2024 Notes derivative liability	30,637	43,800
September 2025 Notes derivative liability	10,825	14,756
Total 7.0% senior unsecured convertible notes and derivative liabilities	63,783	78,588

Total notes payable and derivative liabilities	134,567	158,075
Less current portion	(2,786)	(2,786)
Total senior unsecured convertible notes payable and derivative liabilities, net of current portion	$131,781	$155,289

Balance sheet classification of long-term debt
Notes payable and derivative liabilities, net of current portion	$99,860	$120,159
Notes payable and derivative liabilities with related parties	31,921	35,130
Total long-term debt including net of current portion	131,781	155,289
Current portion of long-term debt	2,786	2,786
Total long-term debt	$134,567	$158,075

Short-term debt

Standby Equity Purchase Agreement and $1.9 Million Note

On January 27, 2026 (the “Effective Date”), SunPower entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited company (“YA”). Pursuant to the SEPA, YA agreed to advance up to $20.0 million (the “Pre-Paid Advances”) to the Company in the form of convertible promissory notes (each “Promissory Note”), subject to the terms and conditions of the SEPA. Each Promissory Note bears interest at 0% per annum, which increases to 18% per annum upon the occurrence and continuance of an Event of Default (as defined in the Promissory Notes) for so long as such event remains uncured. Each tranche is funded at a 10% discount to its principal amount. The Promissory Notes are initially convertible into 540.5405 shares of the Company’s common stock per $1,000 principal amount, subject to adjustment.

The SEPA also provides the Company the right, subject to certain conditions, to require YA to purchase up to $25.0 million of the Company’s common stock (“Commitment Amount”) through January 27, 2029.

In connection with the SEPA, the Company paid YA total fees of $0.4 million consisting of $0.05 million of cash and 175,000 shares of the Company’s common stock, with a fair value of $0.3 million, as a due diligence, structuring and commitment fee.

The SEPA will automatically terminate on the earliest to occur of (i) January 27, 2029 or (ii) the date on which YA has purchased from the Company under the SEPA the Commitment Amount in full. The Company may terminate the SEPA at any time upon five trading days’ prior written notice to YA, provided that there are no outstanding advance notices under which the Company is yet to issue shares of its common stock, there are no amounts outstanding under the Promissory Notes, and provided that the Company has paid all amounts owed to YA pursuant to the SEPA. The Company and YA may also agree to terminate the SEPA by mutual written consent.

On January 27, 2026, the first Pre-Paid Advance was disbursed. The gross amount of the borrowing under the Pre-Paid Advance was $1.9 million which was advanced under a Promissory Note (“$1.9 Million Note”), and the Company received net proceeds of $1.71 million after the contractual discount. The $1.9 Million Note matures on January 27, 2027, which may be extended at YA’s option. The Company’s rights for further Pre-Paid Advances under the SEPA terminated pursuant to the terms of the SEPA.

The Company elected the fair value option under ASC 825, Financial Instruments, for the $1.9 Million Note. Accordingly, the $1.9 Million Note is recorded at fair value upon issuance and are subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in “non-operating Other non-operating income, net” in the Company’s unaudited condensed consolidated statements of operations and comprehensive income. As a result of this election, the original issue discount, transaction costs, and embedded conversion features are not separately accounted for and are instead reflected in the fair value of $1.9 Million Note. The $1.9 Million Note is classified as a Level 3 liability within the fair value hierarchy established by ASC 820, Fair Value Measurement, due to the use of significant unobservable inputs in the valuation. Refer to Note 5 – Fair Value Measurements for a description of the inputs and assumptions used in the valuation of the $1.9 Million Note.

The initial amount of the $1.9 Million Note was recorded at its estimated fair value of $1.7 million on the issuance date. As of March 29, 2026, the $1.9 Million Note had a fair value of $1.5 million. The change in the fair value of the $1.9 Million Note was included in “Other non-operating income, net” within the unaudited condensed consolidated statement of operations and comprehensive income in the thirteen week period ended March 29, 2026.

March 2026 Bridge Note

On March 6, 2026, the Company entered into a purchase agreement (“Purchase Agreement”) with YA pursuant to which the Company issued a convertible debenture in the principal amount of $10.0 million (the “March 2026 Bridge Note” and collectively with the $1.9 Million Note, the “Yorkville Notes”). The Company received net proceeds of $9.0 million at issuance, after deducting fees payable under the Purchase Agreement. The March 2026 Bridge Note matures on March 6, 2027, unless extended at YA’s option. The March 2026 Bridge Note bears interest at 0% per annum; however, upon the occurrence and continuance of an event of default, the interest rate increases to 18% per annum.

The Company elected the fair value option under ASC 825 for the March 2026 Bridge Note. As a result, the March 2026 Bridge Note is carried at fair value, with changes in fair value recognized in earnings within “non-operating Other non-operating income, net” in the Company’s unaudited condensed consolidated statements of operations and comprehensive income. As a result of this election, the original issue discount, transaction costs, and embedded conversion features are not separately accounted for and are instead reflected in the fair value of the March 2026 Bridge Note. The March 2026 Bridge Note is classified as a Level 3 liability within the fair value hierarchy established by ASC 820 due to the use of significant unobservable inputs in the valuation. See Note 5 – Fair Value Measurements for additional information regarding the valuation of the March 2026 Bridge Note, including key assumptions and valuation methodologies.

The initial amount of the March 2026 Bridge Note was recorded at its estimated fair value of $9.0 million on the issuance date. As of March 29, 2026, the March 2026 Bridge Note had a fair value of $9.5 million. The change in the fair value of the March 2026 Bridge Note was included in “Other non-operating income, net” within the Company’s unaudited condensed consolidated statement of operations and comprehensive income in the thirteen week period ended March 29, 2026.

The March 2026 Bridge Note required installment payments on May 6, 2026, June 6, 2026, July 6, 2026, August 6, 2026, and September 6, 2026 (each, an “Installment Date”). On each Installment Date, the Company was required to pay an amount equal to (i) $2.0 million of principal, (ii) a payment premium of $0.06 million, and (iii) any accrued and unpaid interest (collectively, the “Installment Amount”). The Company may satisfy each Installment Amount, at its option, (a) in cash, (b) by submitting an advance notice pursuant to the SEPA, or (c) through a combination of cash and such advance notice. On April 21, 2026, the Company and YA agreed to amend the Installment Dates in connection with a $5.0 million prepayment of the March 2026 Bridge Note. As amended, on each of May 5, 2026, June 5, 2026, July 5, 2026 and August 5, 2026, the Company is required to pay an amount equal to (i) $1.25 million of principal, (ii) a payment premium of $0.0375 million, and (iii) any accrued and unpaid interest. Refer to Note 18 – Subsequent Events for details.

At any time after issuance, YA may convert all or a portion of the outstanding principal balance into shares of the Company’s common stock at an adjusted fixed conversion price of $1.64 per share (the “Fixed Price”). In addition, any Installment Amount that remains unpaid following an Installment Date may be converted at a price equal to 95% of the volume weighted average price (“VWAP”) of the Company’s common stock during the five trading days immediately preceding the conversion date, subject to a minimum conversion price equal to the then-applicable floor price.

The Company may, at its option, redeem all or a portion of the outstanding balance of the March 2026 Bridge Note (an “Optional Redemption”) upon written notice to YA, provided that the VWAP of the Company’s common stock at the time of such notice is less than the Fixed Price. The redemption price equals (i) the principal amount redeemed, (ii) a premium of 3% of such principal amount, and (iii) any accrued and unpaid interest; provided that the premium does not apply to Optional Redemptions completed on or prior to April 30, 2026.

Seller Note – related party

On September 24, 2025, the Company issued a note payable to CPP (“Seller Note”) in connection with the Company’s acquisition of 100% of the membership interests in Sunder and concluded that the Seller Note is a related party obligation (see Note 3 – Business Combinations). The Seller Note has an original principal amount of $20.0 million. The Seller Note bears interest at 7.0% per annum, compounded at the end of each calendar quarter. Interest is due and payable concurrent with the payment of the principal balance. The maturity date of the Seller Note was initially the earlier of (i) May 15, 2026 and (ii) the date on which all amounts under the Seller Note otherwise become due and payable following an event of default. The Seller Note must also be repaid in the event of a change of control of the Company or the sale of all or substantially all of the consolidated assets of the Company and its subsidiaries. The Seller Note includes customary events of default, including: (a) the Company’s failure to pay the Seller Note when due, (b) the Company’s voluntary or involuntary bankruptcy, (c) the Company’s liquidation or dissolution, (d) a change of control of the Company, (e) the Company’s material breach of the covenants applicable to the Company under the Seller Note, subject to applicable cure periods, and (f) if any of the Company’s representations or warranties made in the Seller Note were untrue in any material respect when made. Management concluded that the carrying value of the Seller Note approximates its fair value due to the short-term nature of the obligation.

On March 5, 2026, the Company entered into an amendment of the Seller Note (“Amendment”) providing that if the terms of the SEPA would restrict repayment of the Seller Note on May 15, 2026, then the maturity date of the Seller Note will be extended to the earlier of (a) the date that is two business days following the date on which the Seller Note may be repaid pursuant to the restrictions set forth in the SEPA Debenture and (b) September 30, 2026 (or, if the registration statement required to be filed pursuant to the Registration Rights Agreement has not been declared effective prior to April 30, 2026, then the outside maturity date will extend to December 31, 2026). Additionally, the Company and CPP agreed that the interest rate applicable to the Seller Note will increase to 10.0% per annum if the principal amount of the Seller Note remains outstanding after May 15, 2026. As an inducement to CPP’s agreement to the foregoing, the Amendment also provides that, within two business days following approval by the Company’s stockholders of the issuance of shares under the Sunder MIPA in accordance with applicable Nasdaq rules, the Company will issue the remaining shares of common stock otherwise issuable to CPP pursuant to the Sunder MIPA. On April 8, 2026, the Company issued the remaining 6.7 million shares of the Company’s common stock due under the Seller Note.

On April 23, 2026, the Company and CPP entered into the A&R Seller Note with a revised principal amount of $7.0 million. Refer to Note 18 – Subsequent Events for details.

Interest expense recognized on this obligation was less than $0.4 million in the thirteen week period ended March 29, 2026.

Loan with related party

The Company has a loan with a principal balance of $1.5 million owed to the Rodgers Revocable Trust, a related party. This loan has an annual interest rate equal to the greater of 7.75% or Prime plus 4.5%. There are no financial covenants.

Interest expense recognized on this obligation was less than $0.1 million in each of the thirteen week periods ended March 29, 2026 and March 30, 2025.

Cobalt Loan

In connection with the acquisition of Cobalt, the Company assumed a loan (“Cobalt Loan”). Cobalt originally entered into the loan on July 1, 2024, with Santa Cruz County Bank. The principal amount of the Cobalt Loan was $3.0 million and has a final maturity on June 5, 2034. The Cobalt Loan is secured by all of Cobalt’s business assets pursuant to a blanket lien as well as additional collateral, including limited guarantees secured with a third deed of trust on certain real estate properties and other assets of the former owners of Cobalt. The interest rate on the Cobalt loan is Prime plus 2.75%.

The Cobalt Loan may be declared due and payable at the option of the holder upon an event of default and upon a qualifying change of control event.

Long-term debt

12.0% Senior Unsecured Convertible Notes

July 2024 Notes

In July 2024, the Company issued $46.0 million of senior unsecured convertible notes (“July 2024 Notes”) consisting of $28.0 million in cash proceeds. The remaining $18.0 million of the July 2024 Notes arose from an exchange of debt accounted for as a troubled debt restructuring (“Debt Exchange”). Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2025 for details regarding $18.0 million of debt arising from the Debt Exchange.

Cash proceeds of $28.0 million included $18.0 million from the Rodgers Revocable Trust, a related party and $10.0 million of the debt exchanged was issued to Carlyle, also a related party. Carlyle was no longer deemed a related party to the Company subsequent to March 30, 2025.

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

The effective interest rate on the July 2024 Notes cash proceeds of $28.0 million approximates 45% as of March 29. 2026. Coupon interest, default interest and failure to file interest on the $18.0 million Debt Exchange were capitalized as part of the July 2024 Notes. Accordingly, the effective interest rate on the $18.0 million arising from the Debt Exchange is nil as of March 29, 2026.

The carrying amount of the July 2024 Notes was as follows (in thousands):

	As of
	March 29,	December 28,
	2026	2025
July 2024 Notes principal amount (1)	$55,566	$56,801
Less Unamortized debt discount	(15,709)	(16,201)
Net carrying amount of July 2024 Notes	$39,857	$40,600

(1)	Includes capitalized coupon interest of $7.5 million and $8.6 million as of March 29, 2026 and December 28, 2025, respectively, and capitalized contingent interest of $2.0 million and $2.2 million as of March 29, 2026 and December 28, 2025, respectively.

In the thirteen week periods ended March 29, 2026 and March 30, 2025, total interest expense was $1.3 million and $1.1 million, respectively, with coupon interest expense of $0.8 million in each period, and debt discount and issuance costs of $0.5 million and $0.3 million in the thirteen week periods ended March 29, 2026 and March 30, 2025, respectively. Of the coupon interest expense, related party interest expense was $0.5 million in each period. Related party amortization expense was $0.3 million and $0.2 million in the thirteen week periods ended March 29, 2026 and March 30, 2025, respectively.

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

The carrying amount of the July 2025 Note was as follows (in thousands):

	As of
	March 29,	December 28,
	2026	2025
July 2025 Note principal amount	$5,000	$5,000
Less Unamortized debt discount	(3,481)	(3,557)
Net carrying amount of July 2025 Note	$1,519	$1,443

For the thirteen week period ended March 29, 2026, the total interest expense was $0.2 million with coupon interest expense $0.15 million and debt discount and issuance costs of less than $0.1 million.

November 2025 Note – related party

On November 20, 2025, the Company issued a convertible note (the “November 2025 Note”) to the Rodgers Massey Freedom and Free Markets Charitable Trust in exchange for $2.0 million of proceeds.

The November 2025 Note is a general unsecured obligation of the Company and will mature on July 1, 2029, unless earlier converted, redeemed or repurchased. The November 2025 Note has an annual coupon interest rate of 12.0% which is payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2026. The November 2025 Note is convertible at the option of the holder at any time prior to the payment of the principal amount of the November 2025 Note in full. The conversion rate of the November 2025 Note is initially equal to 626.9592 shares of the Company’s common stock per $1,000 principal amount due under the November 2025 Note. The conversion rate shall be subject to adjustment from time to time pursuant to the terms of the November 2025 Note. The Company may not redeem the November 2025 Note prior to July 5, 2026. The conversion option related to the November 2025 Note was required to be bifurcated as a derivative liability, and the Company recorded a derivative liability of $1.5 million on the issuance date with a corresponding offset to debt discount. The November 2025 Note has an effective interest rate of 71% as of March 29, 2025.

The carrying amount of the November 2025 Note was as follows (in thousands):

	As of
	March 29,	December 28,
	2026	2025
November 2025 Note principal amount	$2,000	$2,000
Less Unamortized debt discount	(1,483)	(1,509)
Net carrying amount of November 2025 Note	$517	$491

In the thirteen week period ended March 29, 2026, the total interest expense was less than $0.1 million and each of coupon interest and amortization of debt discount and issuance costs were less than $0.1 million.

January 2026 Note – related party

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

The January 2026 Note bears an interest rate of 12.0% and is a general unsecured obligation of the Company. The January 2026 Note will mature on July 1, 2029, unless earlier converted, redeemed or repurchased. Interest on the January 2026 Note is payable semiannually in arrears on January1 and July 1 of each year, beginning on July 1, 2026. The January 2026 Note is convertible at the option of the holder at any time prior to the payment of the principal amount of the January 2026 Note in full. The conversion rate of the January 2026 Note is initially equal to 540.5405 shares of the Company’s common stock per $1,000 of principal amount due under the January 2026 Note. The conversion rate is subject to adjustment from time to time pursuant to the terms of the January 2026 Note. The January 2026 Note has an effective interest rate of 61% as of March 29, 2025.

The carrying amount of the January 2026 Note was as follows (in thousands):

As of
March 29,
2026
January 2026 Note principal amount	$3,300
Less Unamortized debt discount	(2,262)
Net carrying amount of January 2026 Note	$1,038

In the thirteen week period ended March 29, 2026, the total interest expense was $0.1 million and each of coupon interest and amortization of debt discount and issuance costs were less than $0.1 million.

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

The conversion rate for the 7.0% Notes was initially 467.8363 shares of common stock per $1,000 principal amount of 7.0% Notes. The conversion rate for the 7.0% Notes is subject to adjustment from time to time in accordance with the terms of the Indenture, and as of December 28, 2025 the 7.0% Notes were convertible at the rate of 584.7953 shares of common stock per $1,000 principal amount of the notes. In addition, upon a conversion of the 7.0% Notes, following certain corporate events that occur prior to the maturity date of the 7.0% Notes or if the Company delivers a notice of redemption in respect of the 7.0% Notes, the Company will, under certain circumstances, increase the conversion rate of the 7.0% Notes for a holder who elects to convert its 7.0% Notes following September 16, 2025, in connection with such a corporate event that occurs prior to the maturity date, or if the Company delivers a notice of redemption in respect of the 7.0% Notes.

September 2024 Notes

The Company issued an aggregate of $80.0 million of 7.0% Notes to various lenders (the “September 2024 Notes”), of which the Company received cash proceeds in two tranches of $66.8 million and $13.0 million in fiscal 2024. The remainder was received in fiscal 2025.

The cash proceeds of $66.8 million included $4.0 million from the Rodgers Family Freedom and Free Markets Charitable Trust (“Massey Charitable Trust”), a related party, and $4.0 million from the Rodgers Revocable Trust (collectively with Massey Charitable Trust, “Massey Trusts”), also a related party. In fiscal 2025, a holder of $0.75 million of the September 2024 Notes became a member of the Company’s board of directors and this note is now deemed to be with a related party beginning in fiscal 2025. As the $66.8 million of notes were issued with a debt discount in excess of the principal amount, the initial net carrying amount of the September 2024 Notes was zero. The debt discount is being amortized on a straight-line basis over the term of the September 2024 Notes.

In December 2024, the Company received proceeds of $13.0 million in a second tranche. The Company recognized a $10.9 million debt discount in connection with these additional proceeds. The effective interest rate on this tranche is 64% as of March 29, 2026.

Certain holders of the September 2024 Notes exercised their rights to convert this debt to shares of the Company’s common stock. In the thirteen week period ended March 29, 2025 $2.8 million of the September 2024 Notes were converted into 1.6 million shares of the Company’s common stock. In the fiscal year ended December 29, 2025, $14.7 million of the September 2024 Notes were converted into 8.6 million shares of the Company’s common stock.

The carrying amount of the convertible September 2024 Notes was as follows (in thousands):

	As of
	March 29,	December 28,
	2026	2025
September 2024 Notes	$62,543	$65,293
Less Unamortized debt discount	(43,797)	(48,615)
Net carrying amount of September 2024 Notes	$18,746	$16,678

In the thirteen week periods ended March 29, 2026 and March 30, 2025, total interest expense was $5.9 million and $5.0 million with coupon interest expense of $1.1 million and $1.4 million, respectively, and debt discount and issuance costs of $4.8 million and $3.6 million, respectively. Of the coupon interest expense, related party interest expense was $0.2 million and $0.1 million in the thirteen week periods ended March 29, 2026 and March 30, 2025, respectively. Related party amortization expense was $0.5 million and $0.5 million in the thirteen week periods ended March 29, 2026 and March 30, 2025, respectively.

September 2025 Notes

On September 21, 2025, the Company issued an additional $22.0 million of the 7.0% Notes (the “September 2025 Notes”) pursuant to the Indenture to various parties. The September 2025 Notes contain a conversion option which required bifurcation and recognition of a derivative, and the Company recorded a derivative liability of $15.4 million on the issuance date. The Company also recognized a $3.6 million debt discount and issuance costs in connection with the September 2025 Notes. The debt issuance costs include an estimate of the value of a warrant issued in the second quarter of fiscal 2026 to the entity that arranged the financing. The effective interest rate on the September 2025 Notes approximated 78% as of March 29, 2026. The net proceeds from the issuance of the September 2025 Notes were principally used to pay a portion of the cash consideration for the Company’s acquisition of Sunder.

The carrying amount of the September 2025 Notes, inclusive of the fair value of the derivative liabilities was as follows (in thousands):

	As of
	March 29,	December 28,
	2026	2025
September 2024 Notes	$22,000	$22,000
Less Unamortized debt discount	(18,425)	(18,646)
Net carrying amount of September 2024 Notes	$3,575	$3,354

In the thirteen week period ended March 29, 2026, total interest expense was $0.6 million with coupon interest expense of $0.4 million and debt discount and issuance costs of $0.2 million.

On April 21, 2026, the Company entered into separately- and privately- negotiated exchange agreements (the “Exchange Agreements”) with certain holders of the 7.0% Notes to repurchase $21.25 million aggregate principal amount of outstanding 7.0% Notes in exchange for (i) an aggregate of 18.8 million shares of the Company’s common stock and (ii) approximately $0.5 of accrued interest payable under the exchanged 7.0% Notes. Refer to Note 18 – Subsequent Events for details.

Principal payments due

The principal amount of all short and long-term debt, excluding capitalized contingent interest in connection with the July 2024 Notes, is as follows:

Principal payment
Fiscal year ending
Remainder of fiscal 2026	$35,284
2027	4,056
2028	2,156
2029	141,894
Total	$184,468

(10) Other Non-Operating Income, Net

Other non-operating income, net consists of the following (in thousands):

	Thirteen Weeks Ended
	March 29,	March 30,
	2026	2025
Gain on remeasurement of derivative liabilities(1)	$26,608	$15,127
Change in fair value of forward purchase agreement liabilities(2)	(1,142)	269
Change in fair value of SAFE Agreement with related party	(44)	(20)
Change in fair value of FACT public, private placement and working capital warrants	615	(1,092)
Change in fair value of Notes valued at fair value	(320)	—
Change in fair value of Deferred Sunder Consideration with related party	2,306	—
Change in fair value of Deferred Ambia Consideration	2,943	—
Other, net(3)	(205)	292
Total Other non-operating income, net	$30,761	$14,576

(1)	Includes a gain of $7.5 million and $3.7 million on the change in the fair value of derivative liabilities with related parties in the thirteen weeks ended March 29, 2026 and March 30, 2025, respectively. Refer to Note 9 – Borrowings and Derivative Liabilities for details.

(2)	Includes income of $0.1 million due to related parties for the thirteen week period ended March 30, 2025.

(3)	Includes $0.1 million income due to related parties in the thirteen week period ended March 30, 2025.

(11) Commitments and Contingencies

Warranty Provision

Warranty activity by period was as follows (in thousands):

	Thirteen Weeks Ended
	March 29,	March 30,
	2026	2025
Warranty provision, beginning of period	$4,653	$5,968
Accruals for new warranties issued	236	526
Settlements and other	—	(38)
Warranty provision, end of period	$4,889	$6,456
Balance sheet classification
Accrued warranty current (Classified in Accrued expenses and other current liabilities)	$1,830	$3,019
Warranty provision, noncurrent	3,059	3,437
Total warranty liability	$4,889	$6,456

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

Legal Matters

The Company is a party to various legal proceedings and claims which arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the reasonably possible loss. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred. Although claims are inherently unpredictable, the Company is not aware of any matters that may have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows. The Company has a loss contingency for legal settlements of $9.5 million recorded within accrued expenses and other current liabilities on its consolidated balance sheets as of March 29, 2026, and December 28, 2025, respectively.

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

The Court heard argument regarding the Company’s partial motion to dismiss on February 12, 2026. On April 8, 2026, the Court granted-in-part and denied-in-part the Company’s partial motion to dismiss. The Court denied the Company’s motion as to the breach of contract claim and granted the motion as to fraudulent inducement, tortious interference, and injunctive relief. The Court dismissed the tortious interference and injunctive relief claims with prejudice but granted SolarPark’s leave to amend its fraudulent inducement claim. On April 28, 2026, SolarPark filed a notice stating that it did not intend to amend its complaint to refile a fraudulent inducement claim. SolarPark now intends to proceed only on the surviving claims (misappropriation of trade secrets and breach of contract). On April 29, 2026, the Court set a case management conference for June 4, 2026, and a deadline for filing a joint case management statement by May 28, 2026. The Company intends to answer the complaint and file counterclaims.

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

On December 4, 2025, the Company entered into a global Settlement Agreement (“Settlement Agreement”) with Siemens to resolve the case and other related cases as well as to resolve potential claims related to Siemens’ Atwater Wastewater Treatment Plant. In exchange for full releases, the Company agreed to pay Siemens $9.5 million spread across four payments to be made at the end of each calendar quarter during 2026. If the Company successfully engages in any form of new financing or new debt worth $1.0 million or more, or successfully obtains shareholder approval for the issuance of additional shares in connection with the raise of additional funds and/or any merger or acquisition activity, the next due quarterly payment to Siemens (if any) becomes immediately due and payable (collectively, the “Fundraise Provision”). The settlement payment to Siemens is secured by a first-priority continuing security interest in $9.5 million of Company collateral. This security interest is reduced on a one-to-one basis as the settlement payments are made.

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

The Company had $1.1 million and $3.5 million of outstanding letters of credit as of March 29, 2026 and December 28, 2025, respectively. The Company is required to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder. As discussed in Note 2 – Summary of Significant Accounting Policies, the cash collateral in these restricted cash accounts was $1.1 million and $3.8 million at each of March 29, 2026 and December 28, 2025, respectively.

(12) Income Taxes

The Company’s income tax expense for interim periods is computed using an estimated annual effective tax rate applied to year-to-date ordinary income or loss, adjusted for the tax effects of discrete items recognized in the period in which they occur.

The Company recognized an income tax benefit of $0.6 million and nil in the thirteen week periods ended March 29, 2026, and March 30, 2025, respectively.

The Company’s effective tax rate was 10.4% and nil for the thirteen week periods ended March 29, 2026, and March 30, 2025, respectively. The effective tax rate for the thirteen week period ended March 29, 2026 differs from the U.S. statutory rate of 21.0% primarily because of permanent differences due to fair value adjustments and the valuation allowance against most of the deferred tax assets. The effective tax rate for the thirteen week period ended March 30, 2025 differs from the U.S. statutory rate of 21.0% primarily because of permanent differences due to fair value adjustments, share-based compensation related to stock options, non-deductible meals and entertainment, and state taxes.

As a result of the Company’s history of net operating losses, the Company has provided a full valuation allowance against its deferred tax assets. During the thirteen week period ended March 29, 2026, the Company recorded a $0.8 million decrease in its valuation allowance primarily related to recognition of deferred tax liabilities in connection with the Cobalt acquisition.

As of the thirteen week periods ended March 29, 2026 and March 30, 2025, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

(13) Common Stock and Common Stock Warrants

The Company has authorized the issuance of 1,000,000,000 shares of common stock and 10,000,000 shares of preferred stock as of March 29, 2026. No preferred stock has been issued and none are outstanding as of March 29, 2026.

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

On January 11, 2026, the Company and White Lion entered into Amendment No. 3 (“Amendment No. 3”) to the White Lion SPA. Amendment No. 3 extends the commitment period under the White Lion SPA (the “Commitment Period”) to the earlier of December 31, 2027 and the date on which White Lion has purchased an aggregate number of shares of the Company’s common stock equal to the Commitment Amount (as defined below). Further, Amendment No. 3 increases, subject to approval by the Company’s stockholders, the commitment amount under the Purchase Agreement to $55.0 million of shares of its common stock (the “Commitment Amount”), which the Company may elect to sell to White Lion pursuant to the White Lion SPA, from time to time in the Company’s sole discretion, during the Commitment Period.

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

In the thirteen week period ended March 29, 2026, the Company issued an aggregate of 4.6 million shares of the Company’s common stock for total proceeds of $7.0 million. As of March 29, 2026, the Company has issued an aggregate of 11.5 million shares of the Company’s common stock for total proceeds of $20.4 million.

Shares reserved for future issuance

The Company has reserved shares of common stock for issuance related to the following:

	As of
	March 29,	December 28,
	2026	2025
Common stock warrants	25,670,265	25,670,265
Employee stock purchase plan	3,174,434	3,174,434
Stock options and RSUs, issued and outstanding	18,299,560	19,164,660
Stock options and RSUs, authorized for future issuance	11,603,508	11,603,508
SAFE Agreement	2,750,000	2,750,000
Forward purchase agreements	6,720,000	6,720,000
Convertible notes	82,635,442	82,460,428
Deferred purchase price consideration	4,973,840	11,640,506
Total shares reserved	155,827,049	163,183,801

Warrants

The potential number of shares of the Company’s common stock for outstanding warrants were as follows:

	Potential shares of common stock as of		Exercise
	March 29, 2026 (1)	December 28, 2025 (1)	price per share	Expiration date
Liability classified warrants
Public Warrants	8,625,000	8,625,000	$11.50	July 18, 2028 (2)
Private Placement Warrants	6,266,667	6,266,667	11.50	July 18, 2028 (2)
Working Capital Warrants	716,668	716,668	11.50	July 18, 2028 (2)
Total shares of common stock – liability classified warrants	15,608,335	15,608,335
Equity classified warrants
Series B Warrants (converted to common stock warrants)	5,054	5,054	$4.30	February 2026
Series C Warrants (converted to common stock warrants)	482,969	482,969	1.00	July 2026
Series C-1 Warrants (converted to common stock warrants)	173,067	173,067	0.01	January 2030
SVB Common Stock Warrants	2,473	2,473	0.38	2033
SVB Common Stock Warrants	2,525	2,525	0.62	2033
Promissory Note Common Stock Warrants	24,148	24,148	0.01	October 2031
July 2023 Common Stock Warrants	38,981	38,981	0.01	July 2028
Common Stock Warrants Issued in 2023 (“Merger Warrants”)	6,266,572	6,266,572	11.50	July 18, 2033
Cantor Warrant	3,066,141	3,066,141	1.68	June 2029
Total shares of common stock – equity classified warrants	10,061,930	10,061,930
Total potential shares of common stock	25,670,265	25,670,265

(1)	Excludes the 2025 Cantor Warrant which was not issued as of March 29, 2026.

(2)	The warrants expire five years after the Closing date of the Mergers, which date was July 18, 2023, or earlier upon redemption or liquidation.

(14) Stock-Based Compensation

The information below summarizes the stock option activity under the Plans.

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding—December 28, 2025	4,930,300	$4.62	5.58	$1,903
Options exercised	—
Outstanding—March 29, 2026	4,930,300	4.62	5.74	1,376
Vested and expected to vest — March 29, 2026	4,930,300	4.62	5.74	1,376
Vested and exercisable — March 29, 2026	1,781,378	5.39	5.69	472

The aggregate fair value of the Company’s stock options that vested in the thirteen week periods ended March 29, 2026, and March 30, 2025 were $1.3 million and $3.8 million, respectively.

The information below summarizes the RSU activity.

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at December 28, 2025	14,234,360	$1.73
Vested and released	(863,030)	1.73
Cancelled or forfeited	(2,070)	1.74
Unvested at March 29, 2026	13,369,260	1.73

The aggregate fair value of the Company’s RSUs that vested in the thirteen week periods ended March 29, 2026 and March 30, 2025 were $1.5 million and $0.5 million, respectively.

As of March 29, 2026, there was a total of $0.9 million and $21.3 million of unrecognized stock-based compensation costs related to service-based options and RSUs, respectively. Such compensation cost is expected to be recognized over a weighted-average period of approximately 2.3 years and 4.0 years, respectively.

Stock-based compensation expense

The following table summarizes stock-based compensation expense and its allocation within the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Thirteen Weeks Ended
	March 29,	March 30,
	2026	2025
Cost of revenues	$485	$155
Sales and marketing	466	184
General and administrative	654	130
Total stock-based compensation expense	$1,605	$469

(15) Basic and Diluted Net Income Per Share

The Company uses the two-class method to calculate net income per share. No dividends were declared or paid in the thirteen week periods ended March 29, 2026 and March 30, 2025.

The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stockholders for the thirteen week periods ended March 29, 2026 and March 30, 2025 (in thousands, except share and per share amounts):

	Thirteen Weeks Ended
	March 29,	March 30,
	2026	2025
Numerator for basic income per share:
Net income - basic	$5,250	$4,812
Numerator for diluted income per share
Senior unsecured convertible notes	(4,882)	—
July 2024 Notes derivative liability and interest expense, net of tax	—	(3,138)
Third SAFE	(49)	20
Net income - diluted	$319	$1,694
Denominator:
Weighted average shares:
Denominator for basic income per share	124,279,055	80,209,585
Effect of dilutive securities:
Senior unsecured convertible notes	16,912,704
July 2024 Notes derivative liability	—	27,364,717
Third SAFE	2,750,000	2,750,000
Stock options and RSUs	14,705,403	1,489,794
Warrants	166,460	487,794
Deferred consideration	4,973,840	—
Denominator for diluted income per share	163,787,462	112,302,063
Net income per share:
Net income - basic	$0.04	$0.06

Net income– diluted	$0.00	$0.02

The Company’s calculation of  the weighted average shares outstanding is inclusive of 234,610 warrants with an insignificant exercise price (which assumes that the warrants were outstanding as of the beginning of the period or the date of the grant, whichever is earlier) for the thirteen week period ended March 29, 2026, respectively.

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been anti-dilutive:

	Thirteen Weeks Ended
	March 29, 2026	March 30, 2025
Convertible notes	65,722,738	37,333,318
Total potential common shares excluded from diluted net loss per share	65,722,738	37,333,318

(16) Segment Information

The table below presents information by segment (in thousands):

	Thirteen Weeks Ended March 29, 2026
(in thousands)	Residential Solar Installation	New Homes Business	Dealer	Total
Operating revenues	$31,541	$14,625	$26,627	$72,793

Less:
Cost of revenues (1)	18,011	9,961	134
Sales commissions	6,553	1,166	20,845
Sales and marketing	3,539	876	578
General and administrative (1)	15,833	11,545	2,947
Segment operating income (loss)	(12,395)	(8,923)	2,123	(19,195)

Reconciliation of segment income (loss) from operations before income taxes:
Unallocated amounts:
Interest expense				(6,924)
Other non-operating income, net				30,761
Loss from operations before taxes				$4,642

(1)	Depreciation and amortization expense in the thirteen week period ended March 29, 2026 was as follows (in millions):

	Residential Solar Installation	New Homes Business	Dealer	Total
Depreciation and amortization classified in:
Cost of revenues	$0.5	$—	$0.1	$0.6
General and administrative	1.8	0.3	0.9	3.0
Total	$2.3	$0.3	$1.0	$3.6

	Thirteen Weeks Ended March 30, 2025
(in thousands)	Residential Solar Installation	New Homes Business	Dealer	Total
Operating revenues	$36,504	$41,909	$—	$78,413

Less:
Cost of revenues (1)	22,615	28,422	—
Sales commissions	6,667	1,017	—
Sales and marketing	8,522	—	—
General and administrative (1)	10,440	4,456	—
Segment operating income (loss)	(11,740)	8,014	—	(3,726)

Reconciliation of segment income (loss) from operations before income taxes:
Unallocated amounts:
Interest expense				(6,041)
Interest income				3
Other non-operating income, net				14,576
Loss from operations before taxes				$4,812

(1)	Depreciation and amortization expense in the thirteen week period ended March 30, 2025 was as follows (in millions):

	Residential Solar Installation	New Homes Business	Dealer	Total
Depreciation and amortization classified in:
Cost of revenues	$0.4	$—	$—	$0.4
General and administrative	1.0	0.2	—	1.2
Total	$1.4	$0.2	$—	$1.6

(17) Related Party Transactions

Refer to the following notes to the Company’s unaudited condensed consolidated financial statements for details regarding the related party transactions entered into by the Company; Note 2 – Basis of Presentation and Summary of Significant Accounting Policies; Note 5 – Fair Value Measurements; Note 6 Supplemental Balance Sheet Information; Note 8 – SAFE Agreements; and Note 9 – Borrowings and Derivative Liabilities. All other related party transactions are described herein.

Cost of revenue with SameDay Solar was $0.5 million and $0.2 million in the thirteen week periods ended March 29, 2026 and March 30, 2025, respectively.

(18) Subsequent Events

Cost Control Measures

On May 12, 2026, the Company announced that it has taken the following steps in connection with its efforts to reduce its operating expenses: the Company implemented a reduction in force relating to 115 employees; the Company implemented an across-the-board, four-day workweek until September 2026, the Company reduced its inside sales group from 90 to 15 people, and the Company reduced finance function costs. The Company estimates that the charges related to the reduction in force will approximate $0.3 million, consisting principally of compensation related costs.

Wendell Laidley Resignation

On May 7, 2026, Wendell Laidley resigned from his position as Chief Financial Officer of the Company.

Investor Deposit by a Related Party

The Company received a deposit of $5.0 million (“Purchase Amount”) from the Rodgers Revocable Trust on March 27, 2026. On April 8, 2026, the Company entered into a SAFE (“Fourth SAFE”) with the Rodgers Revocable Trust in exchange for the $5.0 million received. The Fourth SAFE is automatically convertible into equity securities of the Company in an amount equal to the Purchase Amount divided by the applicable price per share, unit or other increment of the equity securities issued by the Company in its next equity financing transaction.

Amendment to Seller Note

As discussed in Note 9 – Borrowings and Derivative Liabilities, as an inducement to the Member’s agreement to the Amendment of the Seller Note, the Amendment also provides that, within two business days following approval by the Company’s stockholders of the issuance of shares under the Sunder MIPA in accordance with applicable Nasdaq rules, the Company will issue the remaining shares of common stock otherwise issuable to the Member pursuant to the Sunder MIPA. On April 8, 2026, the Company issued the remaining shares due under the Seller Note, 6.7 million shares of its common stock.

Subsequent Convertible Senior Secured Notes Offering

Subsequent to the quarter ended March 29, 2026, on April 21, 2026, the Company entered into note purchase agreements in connection with a private offering of $41.0 million aggregate principal amount of 10.0% Convertible Senior Secured Notes due 2029 (the “10% Senior Secured Notes”). The offering included (i) $25.0 million of 10.0% Senior Secured Notes issued to institutional investors, (ii) $6.0 million of 10% Senior Secured Notes issued to an affiliate of the Company’s Chief Executive Officer in exchange for amounts previously advanced under the Third SAFE and Fourth SAFE, and (iii) $10.0 million of 10.0% Senior Secured Notes issued in connection with the exchange of the Seller Note and execution of the A&R Seller Note.

The 10% Senior Secured Notes mature on May 1, 2029 and bear interest at 10.00% per annum, payable quarterly in arrears beginning July 1, 2026. The 10% Senior Secured Notes are senior secured obligations of the Company and are fully and unconditionally guaranteed by a wholly owned subsidiary. The notes and guarantees are secured by first-priority liens on substantially all of the assets of the Company and the guarantor, subject to permitted liens and specified exceptions.

The 10% Senior Secured Notes are convertible at the option of the holders into shares of the Company’s common stock at an initial conversion price of approximately $1.64 per share (610.3143 shares of common stock per $1,000 principal amount of the 10% Senior Secured Notes). In addition, following certain corporate events that occur prior to the maturity date of the 10% Senior Secured Notes, the Company will, under certain circumstances, increase the conversion rate of the 10% Senior Secured Notes for a holder who elects to convert its 10% Senior Secured Notes in connection with such a corporate event, subject to a maximum conversion rate of $1.13 per share (884.9557 shares of the Company’s common stock per $1,000 principal amount of 10% Senior Secured Notes). The 10% Senior Secured Notes are not redeemable by the Company and include customary covenants, events of default, and change-of-control repurchase provisions.

The proceeds of the offering of the 10% Senior Secured Notes were used to: (i) prepay $5.0 million principal amount of the March 2026 Bridge Note; (ii) pay $4.75 million pursuant to the Company’s settlement agreement with Siemens (as amended, the “Siemens Settlement”); (iii) pay $4.0 million to CPP in connection with the transactions under the CPP Note Purchase Agreement (as defined below); and (iv) pay approximately $1.5 million of fees and expenses incurred in connection with the Offering. The net proceeds of the Offering, after making the foregoing payments, were approximately $9.75 million. The Company intends to use the net proceeds of the Offering for working capital and general corporate purposes, including the payoff of the remaining outstanding balance of the YA Debenture.

YA Letter Agreement

On April 21, 2026, in connection with the offering of the 10% Senior Secured Notes, the Company and YA entered into a letter agreement (the “YA Letter”). Pursuant to the YA Letter, the Company agreed to voluntary prepay $5.0 million of the outstanding principal amount of March 2026 Bridge Note, resulting in a revised outstanding principal balance under the March 2026 Bridge Note of $5.0 million. The Company further agreed to repay the remaining principal balance and accrued interest under the YA Debenture in four equal monthly installments of $1.287 million, with the first payment due on May 5, 2026. Pursuant to the YA Letter, YA further consented to the issuance of the 10% Senior Secured Notes and the grant of the liens to secure the obligations under the 10% Senior Secured Notes.

CPP Note Purchase Agreement and A&R Seller Note

Also on April 21, 2026, the Company entered into a Note Purchase Agreement with CPP (the “CPP Note Purchase Agreement”) that provides for the following in exchange for the outstanding Seller Note (in addition to the issuance of $10.0 million principal amount of 10% Senior Secured Notes to CPP as summarized above): (i) the Company’s payment of $4.0 million in cash to CPP at the closing under the CPP Note Purchase Agreement and (ii) delivery of the A&R Seller Note. The A&R Seller Note has a revised principal balance of $7.0 million and bears interest at 7.0% per annum, compounded quarterly, increasing to 10.0% per annum beginning May 15, 2026. The A&R Seller Note is payable in four installments between October 2026 and January 2027, subject to extension if payment is restricted under the 10% Senior Secured Notes. The A&R Seller Note is unsecured and contains customary events of default and change-of-control provisions.

Amendment to Siemens Settlement

On April 9, 2026, Siemens and the Company amended the Settlement Agreement. Among other changes, the key terms of the amendment included (i) SunPower’s commitment to pay $4.75 million of the $9.5 million settlement amount by the end of April 2026, (ii) changing the threshold of the Fundraise Provision from $1.0 million to $5.0 million; (iii) putting Siemens’ first-priority continuing security interest pari pasu with the similarly secured interests of the note holders of the 10% Senior Secured Notes; and (iv) changing the acceleration amount in the Fundraise Provision from an acceleration of one remaining quarter to an acceleration of both remaining quarters. The Company made the $4.75 million April payment on April 23, 2026.

Exchange of 7% Notes

Also on April 21, 2026, the Company entered into privately negotiated exchange agreements with certain holders of its outstanding 7.0% Notes due 2029. Pursuant to these agreements, $21.25 million principal amount of such notes was exchanged for an aggregate of 18.8 million shares of the Company’s common stock and approximately $0.46 million of cash for accrued interest. The exchanges are expected to reduce outstanding indebtedness and future cash interest obligations, but will increase the number of shares outstanding.

Conversion of September 2024 Notes

Subsequent to March 29, 2026 $1.0 million of the September 2024 Notes were converted by holders into approximately 0.6 million shares of the Company’s common stock.

Delay in Filing of Form 10Q as of and for the thirteen week period ended March 29, 2025

As a result of not filing the March 29, 2026 Form 10-Q within the timeframe by May 18, 2026 as required by the SEC, an event of default occurred under the Yorkville Notes, which results in an increase in the applicable interest rate to 18% (for so long as such event of default remains uncured). Upon filing this Form 10-Q on May 19, 2026 , the event of default was cured.

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

Overview

SunPower Inc. is a residential solar and energy services company headquartered in Orem, Utah. We operate a technology-enabled platform that supports a national network of sales partners, dealers, and installation professionals to deliver solar energy systems, battery storage solutions, and related services to homeowners and homebuilders throughout the United States.

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

During 2025 and through the thirteen week period ended March 29, 2026 we significantly reshaped our business through a series of strategic acquisitions, including the acquisition of Sunder Energy, LLC (“Sunder”), Ambia Energy LLC (“Ambia”) and Cobalt Power Systems, Inc. (“Cobalt”). These acquisitions expanded our geographic footprint, dealer network, installation capacity, and national sales presence. The operating results in the current quarter reflect the integration and ongoing operations of these acquired businesses.

As further discussed below and in Note 16 – Segment Information to our unaudited condensed consolidated financial statements, we have three reportable segments: Residential Solar Installation, New Homes Business and Dealer.

There is substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared assuming our Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. They do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern.

Recent Developments

Acquisitions

We continued the integration of recent acquisitions of Sunder and Ambia into our operating platform. In the thirteen week period ended March 29, 2026, we acquired Cobalt for $9.7 million. Cobalt focuses on large premium renewable energy systems across residential, new home, multifamily and commercial projects and its operating results will be incorporated into the New Homes reportable segment.

Critical accounting policies and estimates

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 for accounting policies and related estimates we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. These critical accounting estimates are revenue recognition accounting and accounting for business combinations. There have been no changes to our critical accounting estimates or their application since the date of our Annual Report on Form 10-K for the fiscal year ended December 28, 2025.

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

Thirteen-weeks ended March 29, 2026 compared to the thirteen weeks ended March 30, 2025

The following table sets forth our unaudited statements of operations from operations for the thirteen weeks ended March 29, 2026, and March 30, 2025 (in thousands):

	Thirteen Weeks Ended
(in thousands)	March 29, 2026	March 30, 2025	$ Change	% Change
Revenues	$72,793	$78,413	$(5,620)	(7)%
Cost of revenues	28,106	51,037	(22,931)	(45)%
Gross (loss) profit	44,687	27,376	17,311	63%
Gross margin %	61%	35%
Operating expenses:
Sales commissions	28,564	7,684	20,880	272%
Sales and marketing	4,993	8,522	(3,529)	(41)%
General and administrative	30,325	14,896	15,429	104%
Total operating expenses	63,882	31,102	32,780	105%
Loss from operations	(19,195)	(3,726)	(15,469)	415%
Interest expense(1)	(6,924)	(6,041)	(883)	15%
Interest income	—	3	(3)	(100)%
Other non-operating income, net(2)	30,761	14,576	16,185	111%
Income from operations before taxes	4,642	4,812	(170)	(4)%
Income tax benefit	608	—	608	*
Net income	$5,250	$4,812	$438	9%

*	Percentage change is not meaningful.

(1)	Includes interest expense and amortization of debt issuance costs to related party of $2.3 million and $1.4 million in the thirteen-weeks ended March 29, 2026 and March 30, 2025, respectively.

(2)	Includes the following gains and (losses) with related parties (in millions):

	Thirteen Weeks Ended
	March 29, 2026	March 30, 2025
Change in fair value of derivative liabilities	$7.5	$3.7
Change in fair value of forward purchase agreement liabilities	—	0.1
Other income, net	—	0.1
Change in fair value of SAFE Agreement	(0.2)	—
Change in fair value of Deferred Sunder Consideration	2.3	—

Revenues

We disaggregate our revenues based on the following types of services (in thousands):

	Thirteen Weeks Ended
	March 29, 2026	March 30, 2025	$ Change	% Change
Residential Solar Installation	$31,541	$36,504	$(4,963)	(14)%
New Homes Business	14,625	41,909	(27,284)	(65)%
Dealer	26,627	—	26,627	*
Total revenues	$72,793	$78,413	$(5,620)	(7)%

*	Percentage change is not meaningful.

The decrease in Residential Solar Installation was driven primarily by lower installation volumes, reflecting softer consumer demand due to higher interest rates as a result of an increase in financing costs for residential solar. In addition, the phase out of certain residential Investment Tax Credits (“ITCs”) passed in 2025 as part of the One Big Beautiful Bill in conjunction with fewer customers qualifying for financing makes it harder for a homeowner to make the decision quickly. The decrease also reflects fewer system activations as we continued to optimize our sales channels and focus on streamlining our operations to enhance its customer experience.

New Homes Business revenues decreased primarily due to lower construction activity and selective solar integration volumes from homebuilder partners, due to higher interest rates and higher labor costs thus driving the overall costs of the home to increase. While regulatory requirements force investments in solar in certain regions and communities, the pace has slowed down due to affordability. In states and communities where regulatory requirements for new builds will not impact the demand of solar installation, homebuilders are not abandoning solar they are offering it as an option versus a spec home. Additionally, there was a backlog of jobs from the SunPower Businesses acquisition in 2024, for certain large homebuilder projects that contributed meaningfully to the prior-year quarter which did not recur in the current period as we are rebuilding our pipeline. We are also building this business which we acquired out of bankruptcy in 2024 as part of the SunPower Businesses acquisition.

Dealer revenues and costs in the thirteen week period ended March 29, 2026 are attributable to the acquisition of Sunder on September 24, 2025.

Cost of revenues and gross margins

	Thirteen Weeks Ended
	March 29,	March 30,	$	%
	2026	2025	Change	Change
Residential Solar Installation	$18,011	$22,615	$(4,604)	(20)%
New Homes Business	9,961	28,422	(18,461)	(65)%
Dealer	134	—	134	*
Total cost of revenues	$28,106	$51,037	$(22,931)	(45)%

Gross margin	61%	35%

*	Percentage change is not meaningful.

Residential Solar Installation cost of revenues decreased primarily attributable to lower installation activity resulting from softer consumer demand. Higher interest rates increased financing costs for homeowners, and the expiration of certain ITCs reduced the economic incentive to adopt residential solar. As a result, installation volumes declined, leading to lower associated material, labor, and subcontractor costs.

New Homes Business cost of revenues decreased primarily driven by reduced solar installation option due to the demands of keeping home prices down demanded by home buyers. Homebuilders slowed construction primarily reducing optional features due to elevated mortgage rates, affordability pressures on buyers, and the reduced benefit of ITCs for solar-equipped new homes.

Sales commissions

	Thirteen Weeks Ended
	March 29, 2026	March 30, 2025	$ Change	% Change
Residential Solar Installation	$6,553	$6,667	$(114)	(2)%
New Homes Business	1,166	1,017	149	15%
Dealer	20,845	—	20,845	*
Total sales commissions	$28,564	$7,684	$20,880	272%

*	Percentage change is not meaningful.

Residential Solar Installation sales commissions decreased slightly primarily due to lower residential installation volumes. Softer consumer demand driven by higher interest rates increased financing costs and the expiration of certain ITCs resulted in fewer closed sales, which reduced commissionable activity.

New Homes Business sales commissions increased modestly due to changes in the mix of homebuilder programs and compensation structures, including higher per-unit commission rates on certain projects. Timing of community launches and sales cycles also contributed to the year-over-year variance.

Sales and marketing

	Thirteen Weeks Ended
	March 29, 2026	March 30, 2025	$ Change	% Change
Residential Solar Installation	$3,539	$8,522	$(4,983)	(58)%
New Homes Business	876	—	876	*
Dealer	578	—	578	*
Total sales and marketing	$4,993	$8,522	$(3,529)	(41)%

*	Percentage change is not meaningful.

Residential Solar Installation sales and marketing expenses decreased reflecting reduced spending on lead generation, advertising, and promotional programs as we scaled back customer-acquisition efforts in response to softer demand. Higher interest rates increased financing costs for homeowners, and the expiration of certain ITCs reduced the economic incentive to adopt residential solar. As a result, we intentionally moderated marketing investments to align with lower sales volumes. In addition, we acquired Sunder a sales force organization.

New Homes Business sales and marketing expenses had no comparable expenses in the prior-year period as the Company does not make significant investments in sales and marketing spend.

General and administrative

	Thirteen Weeks Ended
	March 29, 2026	March 30, 2025	$ Change	% Change
Residential Solar Installation	$15,833	$10,440	$5,393	52%
New Homes Business	11,545	4,456	7,089	159%
Dealer	2,947	—	2,947	*
Total general and administrative	$30,325	$14,896	$15,429	104%

*	Percentage change is not meaningful.

Residential Solar Installation general and administrative expenses increased primarily due to higher employee-related expenses, including salaries, benefits, and stock-based compensation, as we continued to invest in operational infrastructure and administrative support functions. Additionally, higher insurance, facilities, and technology-related costs investments that focuses on scalability contributed to the period over period increase.

New Homes Business general and administrative expenses increased primarily due to higher personnel costs and expanded administrative support for homebuilder programs, including project management, compliance, and operational oversight. We also incurred incremental technology, systems, and shared-services costs allocated to the New Homes segment as part of broader organizational growth.

Dealer general and administrative expenses primarily relate to personnel, facilities, and administrative overhead associated with integrating and operating the Dealer business.

Interest expense

Interest expense in the thirteen-weeks ended March 29, 2026, consisted principally of $4.5 million attributable to our September 2024 Notes and $1.8 attributable to the July 2024 Notes.

Interest expense in the thirteen-weeks ended March 30, 2025, consisted principally of $5.0 million of interest expense attributable to our September 2024 Notes and the remainder principally attributable to the July 2024 Notes.

Other non-operating income, net

Other non-operating income, net in the thirteen weeks ended March 29, 2026, was $30.8 million. The main drivers consist of $26.6 million gain on the remeasurement of the fair value of derivative liabilities associated with our 12% and 7% senior unsecured convertible notes and $5.2 million gain on the revaluation of deferred consideration, partially offset by a $1.1 million change in the fair value of our forward purchase agreements.

Other income net, for the thirteen weeks ended March 30, 2025, was $14.6 million. The main drivers of Other non-operating income, net were $15.1 million of gains on the remeasurement of the fair value of derivative liabilities associated with our July 2024 Notes and September 2024 Notes, $0.3 million of income arising from the change in the fair value of our forward purchase agreements and $0.2 million of other income, partially offset by $1.1 million of expense associated with the change in the fair value of our public, private placement and working capital warrants which are accounted for as liabilities.

Net income

As a result of the factors discussed above, our net income for the thirteen-weeks ended March 29, 2026 was $5.25 million, a $0.4 million increase in our net income as compared to net income of $4.8 million for the thirteen weeks ended March 30, 2025.

Liquidity and capital resources

Overview

Our operating loss was $19.2 million in the thirteen week period ended March 29, 2026. As of March 29, 2026, we had an accumulated deficit of $451.5 million, current debt of $38.0 million, and cash and cash equivalents (excluding restricted cash) of $9.5 million which was held for working capital expenditures. We believe our operating losses and negative operating cash flows will continue into the foreseeable future.

Material changes to our liquidity and capital resources since December 28, 2025

Amendment to White Lion Purchase Agreement

On January 11, 2026, we and White Lion Capital, LLC (“White Lion”) entered into Amendment No. 3 (the “Amendment No. 3”) to the Common Stock Purchase Agreement, dated July 16, 2024, between the Company and White Lion, as previously amended by Amendment No. 1, effective July 24, 2024, and Amendment No. 2, effective August 14, 2024 (as amended, the “Purchase Agreement”). Amendment No. 3 extends the commitment period under the Purchase Agreement (the “Commitment Period”) to the earlier of December 31, 2027 and the date on which White Lion has purchased an aggregate number of shares of our common stock equal to the Commitment Amount (as defined below). Further, Amendment No. 3 increases, subject to approval by the Company’s stockholders, the commitment amount under the Purchase Agreement to $55.0 million of shares of its common stock (the “Commitment Amount”), which the Company may elect to sell to White Lion pursuant to the Purchase Agreement, from time to time in our sole discretion, during the Commitment Period. Lastly, Amendment No. 3 adds an option for the Company to submit three hour rapid purchase notices to White Lion that, if accepted by White Lion and otherwise delivered in accordance with the Purchase Agreement, would enable us to sell shares of our common stock to White Lion based on the lowest traded price of our common stock during the three-hour valuation period following White Lion’s written acceptance of a three hour purchase notice.

Standby Equity Purchase Agreement and $1.9 Million Note

On January 27, 2026, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD. (“YA”). Under the SEPA, YA agreed to advance up to $20.0 million (the “Prepaid Advances”) to us in the form of convertible promissory notes. (each, a “Promissory Note”), subject to the terms and conditions of the SEPA. As discussed below, we received an initial Pre-Paid Advance of $1.9 million, and the Company’s rights to further Pre-Paid Advances terminated pursuant to the terms of the SEPA. The Pre-Paid Advance under the Promissory Notes accrue interest at 0% per annum, increasing to 18% per annum upon the occurrence of an event of default. The Pre-Paid Advance that we received was funded at a 10% original issue discount. In addition, the SEPA provides us with the right, but not the obligation, to require YA to purchase up to $25.0 million (“Commitment Amount”) of our common stock through January 27, 2029, subject to customary limitations and conditions, including trading volume and ownership limitations.

The SEPA will automatically terminate on the earliest to occur of (i) January 27, 2029 or (ii) the date on which YA has purchased from us under the SEPA the Commitment Amount in full. We may terminate the SEPA at any time upon five trading days’ prior written notice to YA, provided that there are no outstanding advance notices under which we have yet to issue shares of our common stock, there are no amounts outstanding under any promissory notes, and provided that we have paid all amounts owed to YA pursuant to the SEPA. We and YA may also agree to terminate the SEPA by mutual written consent.

We view the SEPA as a flexible source of potential liquidity; however, the issuance of equity under the SEPA could result in dilution to existing stockholders, and the availability of proceeds is subject to market conditions and compliance with the agreement’s terms.

In connection with the execution of the SEPA, we paid YA a due diligence, structuring and commitment fee totaling $0.4 million which consisted of $0.05 million cash and 175,000 shares of common stock.

On January 27, 2026 the first Pre-Paid Advance was disbursed. The gross amount of the borrowing under the Pre-Paid Advance was $1.9 million, which was advanced under a Promissory Note (“$1.9 Million Note”), for net proceeds received totaling $1.7 million after the contractual discount. The $1.9 Million Note matures on January 27, 2027, subject to extension at YA’s option, and is convertible into shares of our common stock.

March 2026 Bridge Note

On March 6, 2026, we entered into a purchase agreement with YA pursuant to which we issued a convertible debenture in the principal amount of $10.0 million (the “March 2026 Bridge Note”) for net proceeds of approximately $9.0 million, after fees.

The March 2026 Bridge Note bears interest at 0% per annum, increasing to 18% per annum upon the occurrence of an event of default, and matures on March 6, 2027, subject to extension at YA’s option. Beginning on May 6, 2026, we are required to make monthly installment payments through September 6, 2026, each consisting of $2.0 million of principal, a payment premium of $0.06 million, and any accrued interest. Each installment may be satisfied, at the Company’s option, in cash, through the issuance of shares pursuant to an advance notice under the SEPA, or through a combination of both. The terms of the March 2026 Bridge Note were subsequently amended as summarized below.

The March 2026 Bridge Note is convertible into shares of our common stock at the option of YA. Outstanding balances may be converted at an adjusted fixed price of $1.64 per share, or, with respect to amounts due and unpaid on or after an installment date, at a variable price based on a percentage of our stock’s recent trading prices, subject to a floor price. The March 2026 Bridge Note also permits us, under certain conditions, to redeem amounts outstanding prior to maturity, which may require the payment of a premium depending on the timing of such redemption.

At any time after issuance, YA may convert all or a portion of the outstanding principal balance into shares of the Company’s common stock at an adjusted fixed conversion price of $1.64 per share (the “Fixed Price”). In addition, any Installment Amount that remains unpaid following an Installment Date may be converted at a price equal to 95% of the volume weighted average price (“VWAP”) of the Company’s common stock during the five trading days immediately preceding the conversion date, subject to a minimum conversion price equal to the then-applicable floor price.

The Company may, at its option, redeem all or a portion of the outstanding balance of the March 2026 Bridge Note (an “Optional Redemption”) upon written notice to YA, provided that the VWAP of the Company’s common stock at the time of such notice is less than the Fixed Price. The redemption price equals (i) the principal amount redeemed, (ii) a premium of 3% of such principal amount, and (iii) any accrued and unpaid interest; provided that the premium does not apply to Optional Redemptions completed on or prior to April 30, 2026.

Financing transactions subsequent to March 29, 2026

Subsequent to the quarter ended March 29, 2026, we completed several significant financing and capital restructuring transactions. On April 21, 2026, we completed a private offering (“Private Offering”) of $41.0 million aggregate principal amount of 10.0% Convertible Senior Secured Notes due 2029 (the “10% Senior Secured Notes”). The Private Offering included (i) $25.0 million of notes issued to institutional investors, (ii) $6.0 million of notes issued to an affiliate of our CEO in exchange for amounts previously advanced under the Third SAFE and Fourth SAFE (refer to Note 8 – SAFE Agreement and Note 18 – Subsequent Events for details of the SAFE Agreements) and (iii) $10.0 million of notes issued in connection with the exchange of the Seller Note (as described below). Net proceeds from the Private Offering, after payment of transaction fees and expenses and the settlement of certain obligations, were approximately $9.8 million.

We used a portion of the gross proceeds from the offering to (i) prepay $5.0 million of the March 2026 Bridge Note, (ii) satisfy payment obligations under an amended settlement agreement with Siemens totaling $4.75 million, (iii) make a $4.0 million cash payment to CPP Note Purchase Agreement (as defined below); and (iv) pay approximately $1.5 million of fees and expenses incurred in connection with the private offering. The remaining proceeds are expected to be used for working capital and general corporate purposes, including repayment of the remaining balance under the March 2026 Bridge Note.

On April 21, 2026, in connection with the Private Offering, we and YA entered into a letter agreement (the “YA Letter”). Pursuant to the YA Letter, we agreed to voluntary prepay $5.0 million of the outstanding principal amount of March 2026 Bridge Note, resulting in a revised outstanding principal balance under the March 2026 Bridge Note of $5.0 million. We further agreed to repay the remaining principal balance and accrued interest under the March 2026 Bridge Note in four equal monthly installments of $1.287 million, with the first payment due on May 5, 2026. Pursuant to the YA Letter, YA further consented to the issuance of the 10% Senior Secured Notes and the grant of the liens to secure the obligations under the 10% Senior Secured Notes.

Also on April 21, 2026, we entered into a Note Purchase Agreement with CPP (the “CPP Note Purchase Agreement”) that provides for the following in exchange for the outstanding Seller Note (in addition to the issuance of $10.0 million principal amount of 10% Senior Secured Notes to CPP as summarized above): (i) we made a $4.0 million payment in cash to CPP at the closing under the CPP Note Purchase Agreement and (ii) amended and restated the outstanding Seller Note as further summarized below. In connection with the 10% Senior Secured Notes offering, we amended and restated the Seller Note (“A&R Seller Note”). The A&R Seller Note has a revised principal balance of $7.0 million and bears interest at 7.0% per annum, compounded quarterly, increasing to 10.0% per annum beginning May 15, 2026. The A&R Seller Note is payable in four installments between October 2026 and January 2027, subject to extension if payment is restricted under the 10% Senior Secured Notes. The A&R Seller Note is unsecured and contains customary events of default and change-of-control provisions.

Additionally, on April 21, 2026, we entered into privately negotiated exchange agreements with certain holders of our 7.0% Notes due 2029, pursuant to which $21.25 million of the principal amount of such notes was exchanged for shares of our common stock and cash for accrued interest, thereby reducing outstanding indebtedness and future cash interest obligations.

Liquidity Outlook

We continue to evaluate additional financing opportunities and capital management strategies to support our operating needs and strategic objectives.

Our primary sources of liquidity consist of existing cash balances, cash flows from operations, and access to capital under new and existing financing arrangements. We expect that installment payments under the current obligations will require the use of available cash, equity issuance, or a combination thereof. As a result, our liquidity and capital resources will continue to depend on operating performance, capital market conditions, and our ability to access equity financing arrangements.

Cash flows for the thirteen weeks ended March 29, 2026 and March 30, 2025

The following table summarizes our cash flows from operating, investing, and financing activities for the thirteen week periods ended March 29, 2026 and March 30, 2025 (in thousands):

	Thirteen Weeks Ended
	March 29, 2026	March 30 2025
Net cash used in operating activities	$(25,656)	$(2,627)
Net cash used in investing activities	553	—
Net cash provided by financing activities	22,267	(198)
Net decrease in cash, cash equivalents and restricted cash	(2,836)	(2,825)

Cash flows from operating activities

Net cash used in operating activities was $25.6 million in the thirteen weeks ended March 29, 2026. Net income of $4.1 million was offset by unfavorable non-cash adjustments of $22.0 million and an $8.9 million net cash outflow of operating assets and liabilities. Unfavorable non-cash adjustments consisted principally of a $26.6 million change in the fair value of derivative liabilities, $5.2 million unfavorable change in the fair value of the deferred consideration $0.6 million deferred tax benefit, and $0.6 million change in the fair value of warrants, partially offset by a $3.7 million of amortization of debt issuance costs, $3.6 million of depreciation and amortization, $1.6 million of stock-based compensation expense, $1.1 million change in the fair value of forward purchase agreements, $0.5 million of non-cash lease expense and net other adjustments of $0.5 million. Net cash outflows from changes in operating assets and liabilities principally consisted of a $12.9 million decrease in contract liabilities, $10.9 million increase in prepaid expenses and other assets and a $1.8 million decrease in accounts payable, partially offset by a $9.7 million increase in accrued expenses and other current liabilities, $5.0 million decrease in accounts receivable and a $2.0 million decrease in inventories.

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

Cash flows from investing activities

Net cash inflow of $0.5 million from investing activities in the thirteen week period ended March 29, 2026 is attributable to the cash acquired in the acquisition of Cobalt. Cobalt was acquired in exchange for shares of our common stock.

Net cash used in investing activities was zero in the thirteen-weeks ended March 30, 2025.

Cash flows from financing activities

Net cash provided by financing activities from continuing operations was $22.2 million for the thirteen weeks ended March 29, 2026 and consisted principally of $10.7 million in proceeds from the issuance of short-term debt, $1.3 million in proceeds from a related party in exchange for the issuance of 12% senior unsecured convertible notes, $7.0 million of proceeds from the issuance of our common stock and a related party investor deposit of $5.0 million partially offset by $1.1 million in principal payments on our 12% senior unsecured convertible notes and $0.7 million of finance lease payments.

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

SunPower is an “emerging growth company” as defined in Section 2(a) of the Securities Act and has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. Following the closing of the Mergers, our Post-Combination Company remains an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which we has total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1.0 billion in non-convertible debt in the prior three-year period, or (iv) the last day of the fiscal year ending after the fifth anniversary of our IPO. SunPower expects to continue to take advantage of the benefits of the extended transition period, although it may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of March 29, 2026, such disclosure controls and procedures were not effective as a result of previously reported material weaknesses.

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

Changes in internal control over financial reporting

Other than the material weaknesses and remediation efforts described above, there were no changes in our internal control over financial reporting during the first quarter that have materially affected, would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information with respect to legal proceedings is set forth under Note 11 – Commitments and Contingencies, in the accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

We are subject to a number of risks that if realized could adversely affect our business, strategies, prospects, financial condition, results of operations and cash flows. As a result of the Private Placement, we are subject to the additional risks and uncertainties summarized below. In addition to the risk factors set forth below and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors set forth in Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed on April 14, 2026. Please carefully consider all of the information in this Quarterly Report and our Annual Report on Form 10-K filed on April 14, 2026, and the disclosures in this Quarterly Report included in Note 1 – Organization – Liquidity and going concern – of the notes to the financial statements contained in this Quarterly Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and capital resources” section of this Quarterly Report) and in our other filings with the Securities and Exchange Commission before making an investment decision regarding us.

Our 10.0% Notes are secured obligations, and there are risks associated with our 10.0% Notes that could adversely affect our business and financial condition.*

On April 21, 2026, the Company entered into note purchase agreements in connection with a private offering of $41.0 million aggregate principal amount of 10.0% Notes. The indenture for the 10.0% Notes (the “Indenture”) includes customary covenants and sets forth certain events of default after which the 10.0% Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the Notes become automatically due and payable, which include the following:

●	certain payment defaults on the 10.0% Notes (which, in the case of a default in the payment of interest on the Notes, will be subject to a 30-day cure period);

●	failure by the Company to comply with its obligation to convert the 10.0% Notes in accordance with the Indenture upon exercise of a holder’s conversion right;

●	the Company’s failure to send certain notices under the Indenture within specified periods of time;

●	the Company’s failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person;

●	a default by the Company in its other obligations or agreements under the Indenture or the Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture;

●	certain defaults by the Company or any of its significant subsidiaries with respect to (y) the liens securing the Company’s payment obligations under Siemens Settlement, or (z) indebtedness for borrowed money of at least $10.0 million;

●	certain events of bankruptcy, insolvency or reorganization of the Company or any of the Company’s significant subsidiaries;

●	a final judgment or judgments for the payment of $10.0 million (or its foreign currency equivalent) or more (excluding any amounts covered by insurance) in the aggregate rendered against the Company or any significant subsidiary, which judgment is not discharged, bonded, paid, waived or stayed within 60 days after (i) the date on which the right to appeal thereof has expired if no such appeal has commenced, or (ii) the date on which all rights to appeal have been extinguished;

●	any security interest and liens purported to be created by any collateral document, including the Security Agreement (as defined below), shall cease to be in full force and effect or shall cease to give the collateral agent, for the benefit of the holders of the 10.0% Notes, the liens, rights, powers and privileges purported to be created and granted under such collateral documents, subject to certain exceptions; and

●	a guarantee with respect to the 10.0% Notes ceases to be in full force and effect or the Company or any guarantor denies or disaffirms its obligations under the Indenture or any guarantee with respect to the 10.0% Notes.

If certain bankruptcy and insolvency-related events of default occur with respect to the Company, the principal of, and accrued and unpaid interest, if any, on, all of the 10.0% Notes then outstanding shall automatically become due and payable.

Our ability to remain in compliance with the covenants under the 10.0% Notes depends on, among other things, our operating performance, competitive developments, financial market conditions and stock exchange listing of our common stock, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to make required payments under the 10.0% Notes or meet our other obligations thereunder.

If we are not able to satisfy our obligations under the 10.0% Notes, including compliance with the affirmative, negative and financial covenants applicable to the Company, or if there are events of defaults under the 10% Senior Secured Notes, the holders will have the right to foreclose on their first priority security interest relating to substantially all of our assets to the exclusion of our general unsecured creditors. If the holders of the 10% Senior Secured Notes pursue foreclosure, any such foreclosure would have a material and adverse impact on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
2.1	Amended and Restated Business Combination Agreement, dated as of May 26, 2023, by and among Freedom Acquisition I Corp., Jupiter Merger Sub I Corp., Jupiter Merger Sub II LLC, Complete Solar Holding Corporation, and The Solaria Corporation	S-4	333-269674	2.1	May 31, 2023
2.2	Agreement and Plan of Merger, dated as of October 3, 2022, by and between Complete Solar Holding Corporation, Complete Solar Midco, LLC, Complete Solar Merger Sub, Inc., The Solaria Corporation, and Fortis Advisors LLC	S-4	333-269674	2.4	February 10, 2023
2.3	Asset Purchase Agreement dated September 19, 2023, by and among Complete Solaria, Inc., SolarCA, LLC, and Maxeon Solar Technologies, Ltd.	8-K	001-40117	2.1	2023-09-21
3.1	Certificate of Incorporation of Complete Solaria	8-K	001-40017	3.1	2023-07-21
3.2	Certificate of Amendment to Certificate of Incorporation of SunPower Inc.	8-K	001-40017	3.1	2025-10-22
3.2	Second Amended and Restated Bylaws of SunPower Inc.	8-K	001-40017	3.2	2025-10-22
4.1	Form of Replacement Warrant	8-K	001-40117	4.1	2023-10-12
4.2	Form of First Amendment to Replacement Warrant	8-K	001-40117	4.2	2023-10-12
4.3	Amended and Restated Registration Rights Agreement, dated July 18, 2023, by and among the Company and certain other stockholders party thereto	8-K	001-40117	4.1	2023-07-24
4.4	Warrant Agreement, dated February 25, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-40117	4.1	2021-03-2

4.5	Exchange Agreement dated July 1, 2024, among the Company and purchasers party thereto	8-K	001-40117	10.1	2024-07-08
4.6	Form of 12.0% Convertible Senior Note due 2029	8-K	001-40117	10.2	2024-07-8
4.7	Form of Seller Note	8-K	001-40117	10.2	2025-09-22
4.8	Form of 7.0% Convertible Senior Note due 2029	8-K	001-40117	4.2	2024-09-26
4.9	Form of Indenture	S-3	333-283948	4.13	2024-12-20
4.10	Convertible Promissory Note dated July 10, 2025	8-K	001-40117	4.1	2025-07-16
4.11	Indenture, dated September 16, 2024, between the Company and U.S. Bank Trust Company, National Association	8-K	001-40117	4.1	2024-09-26
4.12	Form of Physical Note for 7.00% Convertible Senior Notes due 2029	8-K	001-40117	4.2	2024-09-26
4.13	Description of Capital Stock	10-K	001-40117	4.8	2025-04-30
4.14	Convertible Promissory Note dated January 29, 2026	8-K	001-40117	4.1	2026-01-30
4.15	Indenture dated April 23, 2026 between SunPower Inc., the Guarantor party thereto and U.S. Bank Trust Company, National Association+	8-K	001-40117	4.1	2026-04-29
4.16	Form of 10.00% Convertible Senior Secured Note due 2029 (included in Exhibit 4.15)	8-K	001-40117	4.2	2026-04-22
4.17	Amended and Restated Promissory Note dated April 23, 2026 issued to Chicken Parm Pizza LLC*	8-K	001-40117	4.2	2026-04-29
10.1	Amendment No. 3 to Common Stock Purchase Agreement, dated January 11, 2026, by and between SunPower Inc. and White Lion Capital, LLC	8-K	001-40117	10.1	2026-01-12
10.2	Standby Equity Purchase Agreement, dated as of January 27, 2026, by and between SunPower Inc. and YA II PN, LTD	8-K	001-40117	10.1	2026-01-30
10.3	Convertible Promissory Note, dated as of January 27, 2026, issued to YA II PN, LTD	8-K	001-40117	10.2	2026-01-30
10.3	Registration Rights Agreement, dated as of January 27, 2026, between SunPower Inc. and YA II PN, LTD	8-K	001-40117	10.3	2026-01-30
10.4	Offer Letter dated February 1, 2026 between SunPower Inc. and Wendell Laidley	8-K	001-40117	10.1	2026-02-05
10.5	Form of September 2025 Note Purchase Agreement	8-K	001-40117	10.3	2025-09-22
10.6	Purchase Agreement, dated March 6, 2026, between SunPower Inc. and YA II PN, LTD.	8-K	001-40117	10.1	2026-03-11
10.7	Convertible Debenture, dated March 6, 2026, between SunPower Inc. and YA II PN, LTD.	8-K	001-40117	10.2	2026-03-11
10.8	Registration Rights Agreement, dated March 6, 2026, between SunPower Inc. and YA II PN, LTD.	8-K	001-40117	10.3	2026-03-11
10.9	Amendment and Agreement, dated March 5, 2026, by and between SunPower Inc. and Chicken Parm Pizza LLC	8-K	001-40117	10.4	2026-03-11
31.1*	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Inline XBRL Document Set for the unaudited condensed consolidated financial statements and accompanying notes in the Condensed Consolidated Financial Statements and Supplemental Details
104*	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101

*	Filed herewith

**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunPower Inc.

Date: May 19, 2026	By:	/s/ THURMAN J. RODGERS
Thurman J. Rodgers
Chief Executive Officer and Executive Chairman; Principal Financial Officer