Form 10-Q
period 2026-06-28
SunPower Inc.
filed 2026-08-21
CIK 1838987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2026

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

As of August 21, 2026, 208,796,937 shares of common stock, par value $0.0001 per share, were issued and outstanding.

SUNPOWER INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our and our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example and without limitation, statements about:

●	our ability to obtain funding for our operations and future growth, including in connection with the integration of our acquisitions, and our ability to raise capital and refinance our existing debt and to remain in compliance with debt covenants;

●	our ability to regain and maintain compliance with the minimum bid price requirement and other continued listing requirements of The Nasdaq Global Market;
●	our direct and indirect exposure to companies in the solar and renewable energy industries that are facing financial difficulties and potential bankruptcies;

●	our ability to grow and manage growth profitably following the closing of business combinations including, without limitation, our recent acquisitions of Sunder Energy LLC (“Sunder”), Ambia Energy LLC (“Ambia”) and Cobalt Power Systems, Inc. (“Cobalt”);

●	disruptions in our supply chains and distribution channels, tariffs and trade barriers, export regulations, bank failures, geopolitical conflicts and other macroeconomic conditions on our business and operations, results of operations and financial position;

●	our ability to leverage our acquisitions, including our ability to integrate acquired businesses, to fund and meet the liquidity needs of the acquired businesses, to retain key employees of the acquired businesses, to take advantage of growth opportunities and to realize the expected benefits of such acquisitions;

●	the potential impact of changes to and developments relating to the regulations and policies applicable to our business, customers and the industry;

●	changes in the availability of rebates, tax credits and other incentives;

●	changes impacting the demand for solar solutions from residential customers and small and medium-sized businesses, including changes resulting from the current political climate and also changes in the price of electricity from other sources, including traditional utilities;

●	changes in and the volatility of interest rates;

●	our financial and business performance following our recent acquisitions, including financial projections and business metrics, and our ability to manage our costs;

●	changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;

●	our future capital requirements, the sufficiency of our cash, and sources and uses of cash, including cash required to service our current and future borrowings;

ii

●	our ability to satisfy potential cash settlement obligations or additional share issuances under our FPA Settlement Agreements based on future trading prices of our common stock;

●	our ability to meet the expectations of new and current customers, and our ability to achieve market acceptance for our products and services, especially in light of the intense competition faced in our industry;

●	our expectations and forecasts with respect to market opportunity and market growth;

●	our expectations and plans relating to cost control efforts (including headcount management and potential reductions) and expectations with respect to when we achieve breakeven operating income;

●	the ability of our products and services to meet customers’ compliance and regulatory needs;

●	our ability to attract and retain qualified employees and management;

●	our ability to develop and maintain our brand and reputation, and our ability to maintain our relationships with key suppliers, installers and build partners;

●	developments and projections relating to our competitors and industry;

●	changes in general economic and financial conditions, inflationary pressures and the resulting impact on demand, and our ability to plan for and respond to the impact of those changes;

●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	our ability to successfully remediate our identified material weaknesses in internal control over financial reporting; and

●	our business, expansion plans and opportunities.

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

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUNPOWER INC.

Unaudited Condensed Consolidated Balance Sheets

(in thousands except share and per share amounts)

	June 28,	December 28,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$4,075	$9,617
Trade accounts receivable, net of allowance for credit losses of $10,814 and $5,206 as of June 28, 2026 and December 28, 2025, respectively	68,925	81,946
Inventories	3,260	4,375
Prepaid expenses and other current assets	37,573	16,913

Total current assets	113,833	112,851
Restricted cash	1,134	3,841
Property and equipment, net	3,671	4,890
Operating lease right-of-use assets	4,744	4,552
Intangible assets, net	49,471	50,814
Goodwill	75,607	62,630
Other noncurrent assets	1,749	1,609
Total assets	$250,209	$241,187

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$28,322	$26,240
Accrued expenses and other current liabilities (1)	64,288	56,977
Short-term debt with related parties	8,500	21,500
Short-term debt with third parties	6,168	—
Current portion of long-term notes payable	2,786	2,786
Deferred consideration, current	8,005	16,879
Deferred consideration, current with related party	3,250	5,420
Contract liabilities	8,599	20,336
SAFE Agreement with related party	—	535
Forward purchase agreement liabilities	9,274	3,965
Total current liabilities	139,192	154,638
Warranty provision, noncurrent	3,059	3,059
Warrant liability	2,185	4,361
Contract liabilities, noncurrent	794	794
Notes payable and derivative liabilities, net of current	85,293	120,159
Notes payable and derivative liabilities with related parties, net of current	35,433	35,130
Deferred income taxes	1,694	1,300
Deferred consideration, noncurrent	—	—
Deferred consideration, noncurrent with related party	3,165	5,420
Other long-term liabilities	5,665	6,470
Total liabilities	276,480	331,331

Commitments and contingencies (Note 11)

Stockholders’ (deficit):
Common stock, $0.0001 par value; Authorized 1,000,000,000 shares as of June 28, 2026, and December 28, 2025; issued and outstanding 151,509,461 and 111,334,959 shares as of June 28, 2026, and December 28, 2025, respectively	19	16
Additional paid-in capital	418,134	366,408
Accumulated other comprehensive income	165	165
Accumulated deficit	(444,589)	(456,733)
Total stockholders’ (deficit)	(26,271)	(90,144)
Total liabilities and stockholders’ (deficit)	$250,209	$241,187

(1)

Includes accrued interest due to related parties of $2.9 million and $2.6 million as of June 28, 2026, and December 28, 2025, respectively.

Includes investor financing deposit with related party of $2.0 million as of December 28, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNPOWER INC.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands except share and per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2026	2025	2026	2025
Revenues	$54,858	$66,115	$127,651	$144,528
Cost of revenues(1)	29,898	42,331	58,003	93,368
Gross profit	24,960	23,784	69,648	51,160
Operating expenses:
Sales commissions	14,721	9,055	43,285	16,739
Sales and marketing	3,403	7,164	8,396	15,686
General and administrative	30,292	16,486	60,618	31,382
Total operating expenses	48,416	32,705	112,299	63,807
Loss from operations	(23,456)	(8,921)	(42,651)	(12,647)
Interest expense (2)	(8,470)	(6,372)	(15,394)	(12,413)
Interest income	—	—	—	3
Other non-operating income (expense), net (3)	38,820	(12,044)	69,581	2,532
Total other income (expense), net	30,350	(18,416)	54,187	(9,878)
Income (loss) before income taxes	6,894	(27,337)	11,536	(22,525)
Income tax (provision)	—	—	608	—
Net income (loss)	6,894	(27,337)	12,144	(22,525)
Other comprehensive income	—	—	—	—
Comprehensive income (loss), net of tax	$6,894	$(27,337)	$12,144	$(22,525)
Net income per share attributable to common stockholders
Basic	$0.05	$(0.34)	$0.09	$(0.28)
Diluted	$0.00	$(0.34)	$0.00	$(0.28)
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	149,417,506	81,176,254	136,849,897	80,695,825
Diluted	185,216,106	81,176,254	173,747,528	80,695,825

(1)	Cost of revenue with SameDay Solar, a related party, was $0.4 million and $0.1 million in the thirteen weeks ended June 28, 2026 and June 29, 2025, respectively. Cost of revenue with SameDay Solar, a related party, was $0.9 million and $0.3 million in the twenty-six weeks ended June 28, 2026 and June 29, 2025. Refer to Note 17 – Related Party Transactions for details.

(2)	Includes related party interest expense and amortization of debt issuance costs of $2.3 million and $1.4 million in the thirteen weeks ended June 28, 2026 and June 29, 2025, respectively. In the twenty-six week periods ended June 28, 2026 and June 29, 2025, includes related party interest and amortization of debt issuance costs of $4.6 million and $2.8 million, respectively.

(3)	Includes the following related party transactions (in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Gain on remeasurement of derivative liabilities (Note 9 – Borrowings and Derivative Liabilities)	$12.5	$(1.6)	$20.0	$2.1
Other income	—	—	—	0.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNPOWER INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands except number of shares)

	Thirteen Weeks Ended June 28, 2026
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Deficit
Balance as of March 29, 2026	120,347,463	$16	$389,849	$(451,483)	$165	$(61,453)
Conversion of September 2024 convertible notes for shares of common stock	19,390,104	3	23,378	—	—	23,381

Vesting of restricted stock units	665,160	—	—	—	—	—
Issuance of common stock	4,440,068	—	3,642	—	—	3,642
Stock-based compensation	—	—	1,265	—	—	1,265
Sunder deferred consideration	6,666,666	—	—	—	—	—
Net income	—	—	—	6,894	—	6,894
Balance as of June 28, 2026	151,509,461	$19	$418,134	$(444,589)	$165	$(26,271)

	Thirteen Weeks Ended June 29, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Deficit
Balance as of March 30, 2025	80,020,836	$14	$314,247	$(406,567)	$165	$(92,141)
Exercise of common stock options	489,782	—	502	—	—	502
Vesting of restricted stock units	1,678,851	—	—	—	—	—
Exercise of common stock warrants	—	—	—	—	—	—
Stock-based compensation	—	—	5,284	—	—	5,284
Net loss	—	—	—	(27,337)	—	(27,337)
Balance as of June 29, 2025	82,189,469	$14	$320,033	$(433,904)	$165	$(113,692)

	Twenty-Six Weeks Ended June 28, 2026
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Deficit
Balance as of December 28, 2025	111,334,959	$16	$366,408	$(456,733)	$165	$(90,144)
Conversion of 7.0% senior unsecured convertible notes for shares of common stock	20,998,873	3	26,022	—	—	26,025
Issuance of common stock as consideration for acquisition of businesses	1,805,705	—	3,333	—	—	3,333
Non-cash issuance of shares of common stock for debt commitment fees, capitalized as debt issuance costs	175,000	—	333	—	—	333

Vesting of restricted stock units	1,528,190	—	—	—	—	—
Issuance of common stock	9,000,068	—	10,635	—	—	10,635
Stock-based compensation	—	—	2,870	—	—	2,870
Sunder deferred consideration	6,666,666	—	8,533	—	—	8,533
Net income	—	—	—	12,144	—	12,144
Balance as of June 28, 2026	151,509,461	$19	$418,134	$(444,589)	$165	$(26,271)

	Twenty-Six Weeks Ended June 29, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Deficit
Balance as of December 29, 2024	73,784,645	$14	$313,661	$(411,379)	$165	$(97,539)
Exercise of common stock options	533,575	—	559	—	—	559
Vesting of restricted stock units	1,871,249	—	—	—	—	—
Exercise of common stock warrants	6,000,000	—	60	—	—	60
Stock-based compensation	—	—	5,753	—	—	5,753
Net loss	—	—	—	(22,525)	—	(22,525)
Balance as of June 29, 2025	82,189,469	$14	$320,033	$(433,904)	$165	$(113,692)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNPOWER INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands except number of shares)

	Twenty-Six Weeks Ended
	June 28, 2026	June 29, 2025
Cash flows from operating activities
Net income (loss)	$12,144	$(22,525)
Adjustments to reconcile net income from operations to net cash used in operating activities:
Stock-based compensation expense	2,870	5,753
Non-cash lease expense	1,085	605
Deferred income tax benefit	(608)	—
Depreciation and amortization	6,767	3,002
Provision for credit losses	5,608	1,217
Change in fair value of SAFE Agreement – related party	(555)	34
Change in fair value of forward purchase agreement liabilities (1)	5,309	(1,612)
Change in fair value of derivative liabilities (2)	(64,389)	(3,675)
Change in fair value of warrant liabilities	(2,176)	3,043
Change in fair value of deferred consideration	(8,789)	—
Change in fair value of deferred consideration with related party	(2,306)	—
Change in fair value of debt obligations	652	—
Amortization of debt issuance costs (3)	7,648	7,645
Non-cash expense (income) (4)	648	(314)
Loss on extinguishment of debt	794	—
Loss on impairments and disposals	—	113
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	11,055	(2,780)
Inventories	2,854	18,289
Contract assets	—	(25,713)
Prepaid expenses and other current assets	(20,360)	(911)
Other noncurrent assets	(140)	(262)
Accounts payable	(1,782)	9,330
Accrued expenses and other liabilities	10,006	(2,579)
Contract liabilities	(16,975)	4,995
Operating lease liabilities	(1,538)	(705)
Net cash used in operating activities	(52,179)	(7,050)
Cash flows from investing activities
Cash paid for acquisition, net of cash acquired	553	—
Net cash provided by investing activities	553	—
Cash flows from financing activities
Proceeds from issuance of convertible notes	40,710	200
Proceeds from issuance of convertible notes due to related parties	1,300	—
Finance lease payments	(1,365)	(1,022)
Principal repayment of notes payable	(11,318)	—
Proceeds from issuance of common stock	9,050	—
Proceeds from exercise of common stock options	—	559
Issuance of safe agreement	5,000	—
Proceeds from exercise of warrant for common stock	—	60
Investor financing deposit-related party	—	5,000
Net cash provided by financing activities	43,377	4,797
Net decrease in cash, cash equivalents and restricted cash	(8,249)	(2,253)
Cash, cash equivalents, and restricted cash at beginning of period	13,458	17,219
Cash, cash equivalents, and restricted cash at end of period	$5,209	$14,966

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$5,719	$1,445
Cash paid for income taxes	—	—

Supplemental disclosure of noncash financing and investing activities:
Issuance of convertible note in exchange for investor deposit	$2,000	$—
Conversion of 7% unsecured notes for shares of common stock	22,026	—
Conversion offer no longer meets bifurcation criteria	3,996	—
Conversion of related party SAFE to 10% notes	4,980	—
Issuance of debt related to CPP	824	—
Settlement of debt obligations through the issuance of common stock	1,587	—
Issuance of common stock as partial consideration for acquisition	3,333	—
Deferred consideration recognized for acquisition of Cobalt	6,331	—
Tax effect of Cobalt acquisition accounted for as Goodwill	1,001	—
Deferred consideration reclassified to Additional paid-in capital	8,533	—
Measurement period adjustment to increase goodwill due to a decrease in acquired fair value of inventory in SunPower Acquisition	—	841

(1)	Includes related party expense of $0.9 and $1.0 million in the twenty-six weeks ended June 28, 2026 and June 29, 2025, respectively.

(2)	Includes related party gain on remeasurement of $20.0 million and $2.1 million in the twenty-six weeks ended June 28, 2026 and June 29, 2025, respectively.

(3)	Includes related party amortization expense of $2.4 million and $1.3 million in the twenty-six weeks ended June 28, 2026 and June 29, 2025, respectively.

(4)	Includes related party non-cash income of $0.1 million in the twenty-six weeks ended June 29, 2025.

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

The Company operates on a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. The Company’s second fiscal quarters for 2026 and 2025 in this report on Form 10-Q ended on June 28, 2026 (“Q2 2026”) and June 29, 2025 (“Q2 2025”), respectively.

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

Liquidity and going concern

The Company’s operating loss was $42.7 million in the twenty-six weeks ended June 28, 2026. As of June 28, 2026, the Company had an accumulated deficit of $444.6 million, current debt of $17.5 million, and cash and cash equivalents, excluding restricted cash, of $4.1 million. The Company anticipates that operating losses and negative operating cash flows will continue in the near term.

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

On July 21, 2026, SunPower Inc. received written notice from the Nasdaq Stock Market, LLC (“Nasdaq”) notifying the Company that it is not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5450 (a)(1) for continued listing on The Nasdaq Global Market. Refer to Note 18 – Subsequent Events for further information.

The Company did not file its Annual Report on Form 10-K for the fiscal year ended December 29, 2024, the amendment required to the Current Report originally filed on September 26, 2025 relating to the Sunder acquisition, or its Quarterly Reports on Form 10-Q for the quarters ended September 28, 2025, March 29, 2026, and June 28, 2026, within the timeframe required by the SEC. As a result, the Company is not currently eligible to use a registration statement on Form S-3 that would allow it to continuously incorporate by reference its SEC reports into a registration statement, to use “shelf” registration statements to conduct offerings, or to use the at-the-market offering facility until approximately one year from the date that the Company has regained and maintained status as a current filer. Aside from a “shelf” registration, the Company has alternative financing options and may seek additional liquidity through the use of a Form S-1 registration statement and or private placements.

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

In the opinion of management, these interim unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 28, 2026, and the results of operations for the thirteen weeks and twenty-six weeks ended June 28, 2026 and June 29, 2025. These interim unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 28, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2026. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period.

Cash and cash equivalents and restricted cash

The Company reconciles cash, cash equivalents, and restricted cash reported in its unaudited condensed consolidated balance sheets that aggregate to the beginning and ending balances shown in the Company’s unaudited condensed consolidated statements of cash flows as follows (in thousands):

	As of
	June 28, 2026	December 28, 2025
Cash and cash equivalents	$4,075	$9,617
Restricted cash	1,134	3,841
Total cash, cash equivalents and restricted cash	$5,209	$13,458

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

In the Dealer segment, the Company earns revenue from contracts for solar installations performed by third-party installers. The Company acts as an agent in these arrangements and recognizes revenue on a net basis at the point in time when substantial completion is achieved. The Company does not provide warranty services related to Dealer contracts. During the thirteen week and twenty-six week periods ended June 28, 2026, the Company amended customer contracts and under the amended contractual terms, the point at which control transfers to the customer changed from permission to operate (“PTO”) to substantial completion of the installation. As a result, the Company recognized incremental revenue of $6.1 million and $18.5 million in the thirteen and twenty-six week periods ended June 28, 2026, respectively, related to the contract modifications.

Incremental costs of obtaining customer contracts

As of June 28, 2026 and December 28, 2025, deferred commissions were $19.6 million and $5.6 million, respectively.

Estimated credit losses

The following table summarizes the allowance for credit loss activity as of and for the periods ended (in thousands):

	Twenty-Six Weeks Ended
	June 28,	June 29,
	2026	2025
Balance at beginning of year	$(5,206)	$(1,701)
Provision charged to earnings	(5,608)	(1,217)
Amounts written off, net of recoveries and other adjustments	—	443
Balance at end of period	$(10,814)	$(2,475)

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

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). This update provides specific recognition, measurement, presentation, and disclosure requirements for entities that generate, purchase, or receive environmental credits, or have a regulatory compliance obligation that may be settled with environmental credits. For public business entities, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this ASU may have on its consolidated financial statements.

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

Total consideration for Cobalt was $9.66 million, which consists of the fair value of common stock issued at the Cobalt Closing of $3.33 million and Post-Closing Consideration Shares valued at $6.33 million. The $3.33 million fair value of the shares of common stock issued at the Cobalt Closing was derived based on the Company’s closing stock price in a 5-day volume-weighted average price (“VWAP”) immediately preceding the Cobalt Closing to determine the number of shares issued. The Post-Closing Consideration Shares are treated as a liability for financial reporting purposes and are reported within deferred consideration, current with related party and deferred consideration, noncurrent with related party within the Company’s unaudited condensed consolidated balance sheet, and were valued using a Monte Carlo simulation model to capture the variability in the number and value of shares issuable at the 12- and 18-month post-closing dates. Under the terms of the agreement, the deferred obligation represents a fixed dollar amount that will be settled in a variable number of shares determined based on the 5-day VWAP immediately prior to each issuance date, resulting in an inverse relationship between share price and shares issued. The model incorporates key assumptions, including a starting VWAP of $1.69, a risk-free rate of 3.53%, expected volatility of 85.5% derived from peer company analysis and historical data, and a 1.5-year simulation horizon. For each simulated stock price path, the model calculates the resulting share issuances and corresponding payment values, discounts those amounts to present value, and averages the outcomes across simulations to estimate fair value, resulting in a concluded value of approximately $6.33 million as of the valuation date. The total consideration is summarized as follows (in thousands):

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

There have been no measurement period adjustments since the Cobalt closing. The provisional fair values of identifiable assets acquired and liabilities assumed are identified below (in thousands):

Provisional fair values as of Cobalt Closing
Net assets acquired:
Cash and cash equivalents	$553
Trade accounts receivable	3,642
Inventories	1,739
Prepaid expenses and other current assets	30
Property and equipment	485
Intangible assets	3,871
Operating lease right-of-use assets	1,277
Accounts payable	(3,864)
Accrued expenses and other current liabilities	(1,002)
Short-term debt with third parties	(2,706)
Other long-term liabilities	(1,099)
Contract liabilities	(5,238)
Deferred tax liability	(1,001)
Fair value of the excess of liabilities assumed over assets acquired	(3,313)
Fair value of common stock issued	3,333
Fair value of Deferred Cobalt Consideration Shares	6,331
Consideration transferred	9,664
Goodwill recognized	$12,977

As of the date of acquisition, the intangible assets acquired and estimated useful lives were as follows:

	Estimated useful life	Provisional fair values as of the Cobalt Closing
Customer relationships (Backlog)	18 months	$1,100
Trade name – Cobalt	10 years	2,000
Building lease intangible asset – favorable lease	6 years	771
Total		$3,871

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

On March 25, 2026, the Company’s stockholders approved the issuance of the Deferred Sunder Consideration Shares, and the Company’s option to pay the Cash in Lieu Amount expired. Accordingly, the value of the Deferred Sunder Consideration Shares became fixed on that date. The fair value of the 6.7 million Deferred Sunder Consideration Shares was $8.5 million as of March 25, 2026. Under ASC 815-40, Derivatives and Hedging, as all of the substantive contingencies have been resolved and only remaining condition is the passage of time, the obligation met the criteria for equity classification. As such, the Company reclassified the Deferred Sunder Consideration Shares obligation from liability to equity as of March 29, 2026. Pursuant to an Amendment and Agreement dated as of March 5, 2026 between CPP and the Company, the Company agreed to issue all of the Deferred Sunder Consideration Shares following receipt of approval by the Company’s stockholders, and the Deferred Sunder Consideration Shares were issued on April 8, 2026 during the second quarter.

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

The Company financed a portion of the transaction through the issuance of $22.0 million of 7.0% senior unsecured convertible notes (the “September 2025 Notes”) and Seller Note in the original principal amount of $20.0 million.

On April 21, 2026, the Company entered into a Note Purchase Agreement with CPP (the “CPP Note Purchase Agreement”) to resolve the outstanding $20.0 million Seller Note. In exchange for the cancellation and extinguishment of the original Seller Note, the Company (i) issued $10.0 million in aggregate principal amount of new 10.0% Convertible Senior Secured Notes to CPP, (ii) paid $4.0 million in cash to CPP, and (iii) issued an Amended and Restated Seller Note (the “A&R Seller Note”) with a principal balance of $7.0 million.

The A&R Seller Note bears interest at 7.0% per annum, compounded quarterly, increasing to 10.0% per annum beginning May 15, 2026. The A&R Seller Note is payable in four installments between October 2026 and January 2027, subject to extension if payment is restricted under the 10.0% Senior Secured Notes. The A&R Seller Note is unsecured and contains customary events of default and change-of-control provisions. Refer to Note 9 – Borrowings and Derivative Liabilities for further details regarding the accounting treatment of this debt extinguishment.

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

The following table summarizes the provisional fair value of identifiable assets acquired and liabilities assumed (in thousands). No measurement period adjustments were recorded in the twenty-six weeks ended June 28, 2026.

(in thousands)	Fair values as of June 28, 2026
Net assets acquired:
Accounts receivable	$797
Prepaid expenses and other current assets	3,039
Property and equipment	241
Operating lease right-of-use assets	313
Other noncurrent assets	135
Intangibles	37,500
Contract liabilities	(11,673)
Accounts payable	(203)
Accrued expenses and other current liabilities	(3,850)
Operating lease liabilities	(332)
Fair value of net assets acquired	25,967
Consideration transferred	57,789
Goodwill recognized	$31,822

Intangible assets acquired and estimated useful lives were as follows (in thousands):

	Estimated useful life	Provisional fair values
Customer relationships	10 years	$30,600
Trademark - Sunder	10 years	6,100
Developed technology - Sunder	2 years	800
Total		$37,500

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

The six-month anniversary of the Ambia Closing occurred on May 21, 2026. The Company did not issue the first tranche of the Deferred Ambia Consideration Shares (the “First Post-Closing Consideration Shares”) on that date, as the Company is currently evaluating potential claims and offsets for potential damages incurred in connection with the Ambia acquisition. Subsequently, on July 24, 2026 Ambia Holdings filed a complaint against the Company alleging, among other things, breach of contract for the failure to transfer the First Post-Closing Consideration Shares. The Company is in the process of engaging counsel and upon counsel’s evaluation and input, considering the possibility of alleging counter claims. The fair value of the unissued Deferred Ambia Consideration Shares remains recorded as a liability within deferred consideration on the condensed consolidated balance sheets as of June 28, 2026.

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information represents the consolidated financial statements of the Company for the twenty-six week periods presented, as if Sunder, Ambia and Cobalt were acquired on December 30, 2024. The thirteen weeks ended June 28, 2026 is not presented because all acquisitions were already included for the full period.

The unaudited pro forma combined financial information does not give effect to any cost savings, operating synergies or revenue synergies that may result from the acquisitions. The pro forma results do not necessarily reflect the actual results of operations of the combined business (in thousands):

	Unaudited
	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	June 29	June 28,	June 29,
	2025	2026	2025

Pro forma revenue	$108,354	$129,586	$233,642
Pro forma net income (loss)	(34,244)	9,023	(35,524)

(4) Revenue Recognition and Contract Balances

Disaggregation of revenue

Refer to the table below for the Company’s revenue recognized (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Residential Solar Installation
Revenue recognized over time	$28,672	$38,516	$60,209	$75,020
Total Residential Solar Installation	28,672	38,516	60,209	75,020

New Homes Business
Revenue recognized over time	11,397	10,062	21,503	25,528
Revenue recognized at a point in time	2,087	17,537	6,610	43,980
Total New Homes Business	13,484	27,599	28,113	69,508

Dealer
Revenue recognized at a point in time	12,702	—	39,329	—
Total Dealer	12,702	—	39,329	—
Total revenue	$54,858	$66,115	$127,651	$144,528

Total revenue recognized over time	$40,069	$48,578	$81,712	$100,548
Total revenue recognized at a point in time	$14,789	$17,537	$45,939	$43,980

All revenue was generated in the United States.

Contract liabilities

Contract liabilities consist of the following (in thousands):

	As of
	June 28,	December 28,
	2026	2025
Contract liabilities:
Contract liabilities, current	$8,599	$20,336
Contract liabilities, noncurrent	794	794
Total contract liabilities	$9,393	$21,130

Revenue recognized from contract liabilities for the thirteen weeks and twenty-six week periods was $1.1 million and $19.6 million, respectively.

(5) Fair Value Measurements

The following table sets forth the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of June 28, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets
Restricted cash	$1,134	$—	$—	$1,134
Total	$1,134	$—	$—	$1,134
Financial Liabilities
July 2024 Notes derivative liability (1)	$—	$—	$5,905	$5,905
July 2024 Notes derivative liability – related parties (1)	—	—	3,800	3,800
September 2024 Notes derivative liability (1)	—	—	6,261	6,261
September 2024 Notes derivative liability – related parties (1)	—	—	1,667	1,667
July 2025 Note derivative liability– related party (1)	—	—	981	981
September 2025 Notes derivative liability (1)	—	—	4,380	4,380
November 2025 Note derivative liability – related party (1)	—	—	450	450
January 2026 Note derivative liability – related party	—	—	622	622
$1.9 Million Note	—	—	1,325	1,325
March 2026 Bridge Note	—	—	2,209	2,209
May 2026 Note derivative liability (1)	—	—	1,163	1,163
Forward purchase agreement liabilities	—	—	9,274	9,274
Private placement warrants	—	—	878	878
Working capital warrants	—	—	100	100
Public warrants	1,208	—	—	1,208
Deferred Cobalt Consideration Shares	—	—	6,539	6,539
Deferred Ambia Consideration Shares	—	—	7,882	7,882
Total	$1,208	$—	$53,436	$54,644

	As of December 28, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets
Restricted cash	$3,841	$—	$—	$3,841
Total	$3,841	$—	$—	$3,841
Financial Liabilities
July 2024 Notes derivative liability (1)	$—	$—	$19,604	$19,604
July 2024 Notes derivative liability – related parties (1)	—	—	12,615	12,615
September 2024 Notes derivative liability (1)	—	—	37,930	37,930
September 2024 Notes derivative liability – related parties (1)	—	—	5,870	5,870
July 2025 Note derivative liability– related party (1)	—	—	3,246	3,246
September 2025 Notes derivative liability (1)	—	—	14,756	14,756
November 2025 Note derivative liability – related party (1)	—	—	1,488	1,488
Forward purchase agreement liabilities	—	—	3,965	3,965
SAFE Agreement with related party	—	—	535	535
Private placement warrants	—	—	1,692	1,692
Working capital warrants	—	—	194	194
Public warrants	2,475	—	—	2,475
Deferred Sunder Consideration Shares	10,840	—	—	10,840
Deferred Ambia Consideration Shares	—	—	16,879	16,879
Total	$13,315	$—	$118,774	$132,089

(1)	The derivative liabilities are associated with the Company’s outstanding senior unsecured convertible notes with stated interest rates of 7.0% (the “September 2024 Notes” and “September 2025 Notes”) and 12.0% (the “July 2024 Notes”, “July 2025 Note”, “November 2025 Note” and “January 2026 Note”), and outstanding senior secured convertible notes with stated interest rates of 10.0% (the “May 2026 Note”) all of which are defined in Note 9 – Borrowings and Derivative Liabilities.

The reconciliation of liabilities by class and categorized within Level 3 under the fair value hierarchy is as follows for the thirteen week periods ended June 28, 2026 and June 29, 2025 (in thousands):

		Thirteen Weeks Ended June 28, 2026
	Derivative liabilities	Convertible debt at fair value	Forward purchase agreements	SAFE Agreements	Warrant liabilities	Deferred Consideration Shares	Total
Balance as of March 29, 2026	$69,315	$11,030	$5,107	$579	$1,676	$20,267	$107,974
Additions	2,018	—	—	—	—	—	2,018
Conversions	(492)	(7,828)	—	—	—	—	(8,320)
Extinguishments	(7,842)	—	—	—	—	—	(7,842)
Net (gain) loss recognized within Other non-operating income, net in the consolidated statement of operations	(37,770)	332	4,167	(579)	(698)	(5,846)	(40,394)
Balance as of June 28, 2026	$25,229	$3,534	$9,274	$0	$978	$14,421	$53,436

	Thirteen Weeks Ended June 29, 2025
	Derivative liabilities	Forward purchase agreements	SAFE Agreements	Warrant liabilities	Total
Balance as of March 30, 2025	$81,995	$3,226	$404	$1,187	$86,812
Additions	—	—	—	—	—
Conversions	—	—	—	—	—
Net (gain) loss recognized within Other non-operating income, net in the consolidated statement of operations	11,452	(1,344)	14	873	10,995
Balance as of June 29, 2025	$93,447	$1,882	$418	$2,060	$97,807

The reconciliation of liabilities by class and categorized within Level 3 under the fair value hierarchy is as follows for the twenty-six week periods ended June 28, 2026 and June 29, 2025 (in thousands):

	Twenty-Six Weeks Ended June 28, 2026
	Derivative liabilities	Convertible debt at fair value	Forward purchase agreements	SAFE Agreements	Warrant liabilities	Deferred Consideration Shares	Total
Balance as of December 28, 2025	$95,509	$—	$3,965	$535	$1,886	$16,879	$118,774
Additions	4,315	10,710	—	—	—	6,331	21,356
Conversions	(2,375)	(7,828)	—	—	—	—	(10,203)
Extinguishments	(7,842)	—	—	—	—	—	(7,842)
Net (gain) loss recognized within Other non-operating income, net in the consolidated statement of operations	(64,378)	652	5,309	(535)	(908)	(8,789)	(68,649)
Balance as of June 28, 2026	$25,229	$3,534	$9,274	$0	$978	$14,421	$53,436

	Twenty-Six Weeks Ended June 29, 2025
	Derivative liabilities	Forward purchase agreements	SAFE Agreements	Warrant liabilities	Total
Balance as of December 29, 2024	$97,122	$3,494	$384	$699	$101,699
Additions	—	—	—	—	—
Conversions	—	—	—	—	—
Net (gain) loss recognized within Other non-operating income, net in the consolidated statement of operations	(3,675)	(1,612)	34	1,361	(3,892)
Balance as of June 29, 2025	$93,447	$1,882	$418	$2,060	$97,807

Subsequent to issuance, changes in the fair value of the derivative liabilities, liability classified warrants, forward purchase agreements and simple agreements for future equity (“SAFE”) are recorded within Other non-operating income, net in the Company’s unaudited condensed consolidated statements of operations and comprehensive income.

Derivative liabilities

The Company recognized derivative liabilities arising from the conversion features of its senior unsecured convertible notes issued (refer to Note 9 – Borrowings and Derivative Liabilities). Derivative liabilities are measured at fair value in accordance with ASC 820, Fair Value Measurement. The fair value of each respective derivative liability is measured using a Monte Carlo simulation that incorporates a binomial lattice model. Significant inputs to the binomial lattice model include the terms of the senior unsecured convertible notes (including the interest rate, conversion rate and conversion price), the underlying price of the Company’s common stock, risk-free rate and volatility. Certain of these inputs are unobservable. Thus, these derivative liabilities are classified within Level 3 of the fair value hierarchy. The binomial lattice model produces an estimated fair value based on changes in the price of the underlying shares of the Company’s common stock over successive periods of time. As a result of these interrelationships and inherent unobservable assumptions, the fair value of a derivative liability is subject to significant measurement uncertainty, and alternative reasonable assumptions could have produced materially different results as of June 28, 2026 and December 28, 2025.

The assumptions used to value the derivative liabilities as of June 28, 2026 were as follows:

	12.0% Senior Unsecured Convertible Notes				7.0% Senior Unsecured Convertible Notes		10.0% Senior Secured Convertible Note
	July 2024 Notes(1)	July 2025 Note	November 2025 Note	January 2026 Note	September 2024 Notes(1)	September 2025 Notes(1)	May 2026 Note
Coupon rate	12.0%	12.0%	12.0%	12.0%	7.0%	7.0%	10.0%
Initial conversion rate	595.24	558.66	626.96	540.54	467.84	467.84	610.31
Initial conversion price	$1.68	$1.79	$1.60	$1.85	$2.14	$2.14	$1.64
Common stock price	$0.63	$0.63	$0.63	$0.63	$0.63	$0.63	$0.63
Risk-free interest rate	4.09%	4.09%	4.09%	4.09%	4.09%	4.09%	4.09%
Volatility	98.0%	98.4%	97.7%	98.6%	99.5%	99.5%	100.4%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

The assumptions used to value the derivative liabilities as of December 28, 2025 were as follows:

	12.0% Senior Unsecured Convertible Notes			7.0% Senior Unsecured Convertible Notes
	July 2024 Notes(1)	July 2025 Note	November 2025 Note	September 2024 Notes(1)	September 2025 Notes(1)
Coupon rate	12.0%	12.0%	12.0%	7.0%	7.0%
Initial conversion rate	595.24	558.66	626.96	467.84	467.84
Initial conversion price	$1.68	$1.79	$1.60	$2.14	$2.14
Common stock price	$1.62	$1.62	$1.62	$1.62	$1.62
Risk-free interest rate	3.6%	3.6%	3.6%	3.58%	3.58%
Volatility	82.2%	83.2%	81.3%	85.6%	85.6%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%

(1)	The conversion option is derived based upon the above assumptions plus a make-whole provision which is based upon changes in the Company’s stock price and the conversion date.

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

The key inputs for the simulation include stock price, simulation period and volatility of the Company’s common stock and were as follows as of June 28, 2026:

	$1.9 Million Note	March 2026 Bridge Note
VWAP stock price	$0.62	$0.62
Simulation period	0.58 years	0.69 years
Risk-free rate	3.94%	3.94%
Volatility	70.0%	74.4%
Credit risk-adjusted rate	60.4%	76.0%

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

Private placement and working capital warrants

The Company valued the private placement and working capital warrants, based on a binomial lattice model, which included the following inputs:

	As of
	June 28,	December 28,
	2026	2025
Expected term	2.06 years	2.56 years
Stock price	$0.63	$1.62
Exercise price	$11.50	$11.50
Expected volatility	585.0%	179.0%
Risk-free rate	4.07%	3.50%
Expected dividend yield	0.00%	0.00%

The expected term is the time period to the expiration date of the warrants. The risk-free rate is interpolated from the U.S. Constant Maturity Treasury curve for a term matching the corresponding remaining life. Volatility was calibrated based on the public warrants closing price as of the valuation date. As the private and working capital warrants have terms nearly identical to the publicly traded warrants, the volatility was calibrated until the model price equaled the public warrants closing price. These inherent unobservable assumptions are subject to significant measurement uncertainty, and alternative reasonable assumptions could have produced materially different results as of June 28, 2026 and December 28, 2025. Thus, the private placement and working capital warrant liabilities are classified within Level 3 of the fair value hierarchy.

Forward purchase agreement (“FPA”) liabilities

FPAs are measured at fair value on a recurring basis using a Monte Carlo simulation analysis based upon the following inputs:

	As of
	June 28,	December 28,
	2026	2025
VWAP stock price	$0.62	$1.66
Simulation period	0.05 years	0.55 years
Risk-free rate	3.70%	3.57%
Volatility	34.4%	77.3%

The volume-weighted average price (“VWAP”) reflects management’s judgment regarding expected future trading activity and price behavior as an active forward market does not exist for the Company’s common stock. Reasonably possible alternative VWAP outcomes at the reporting date could have resulted in a materially different fair value. The risk-free rate is derived from the applicable tenor of the U.S. Treasury yield curve. Changes in the risk-free rate would alter the present value of the simulated settlement amounts and could significantly impact the fair value estimate. The expected volatility is determined based on the historical equity volatility of comparable companies over a period that matches the simulation period. Because expected volatility drives the dispersion of simulated price paths, reasonably higher or lower volatility assumptions could materially increase or decrease the estimated fair value. These inputs are interrelated, and changes in one may affect the others. As a result of these interrelationships and inherent unobservable assumptions, the fair value of FPAs is subject to significant measurement uncertainty, and alternative reasonable assumptions could have produced materially different results as of June 28, 2026 and December 28, 2025. Thus, FPAs are classified within Level 3 of the fair value hierarchy. On July 17, 2026, the Company entered into OTC Equity Prepaid Forward Transaction Settlement Agreements (the “FPA Settlement Agreements”) with funds and accounts managed by Polar Asset Management Partners Inc., Meteora Capital, LLC and Sandia Investment Management LP (the “FPA Sellers”). The FPA Settlement Agreements memorialize the agreements between the Company and each FPA Seller with respect to the settlement of the FPAs. Refer to Note 18 – Subsequent Events for further information.

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

The SAFE valuation also considers assumptions such as discount rates implied by the Company’s convertible notes as of the valuation date, the timing and likelihood of financing or liquidity events, and, for the conversion path, the expected equity valuation and any applicable conversion economics (e.g., discounts or valuation caps). Settlement of the SAFE is contingent on future financing or liquidity events and the Company’s funding plans. Accordingly, the measurement requires judgment about the likelihood and timing of conversion versus repayment and, where relevant, assumptions about the Company’s equity value at conversion. Because these factors are not directly observable, reasonably possible alternative assumptions at the reporting date could produce a materially different fair value. Increasing the probability of conversion would generally increase the fair value if the conversion terms imply a beneficial outcome to the holder relative to repayment; decreasing that probability would place more weight on the repayment scenarios and could increase or decrease the fair value depending on the applicable discount rate and timing of cash flows. Within the non-conversion path, shifting probability weight toward repayment in fiscal year 2026 would generally increase fair value (lower discounting), while shifting weight toward fiscal 2027 would generally decrease fair value (greater discounting), holding other inputs constant. A higher discount rate would decrease the present value of expected cash flows (and thus fair value), while a lower rate would increase fair value. Higher expected equity values or more favorable conversion economics would increase the fair value under the conversion path; lower expected equity values or less favorable terms would decrease it. These inputs are interrelated and unobservable. Because the valuation depends on significant unobservable inputs—including a 50% probability of conversion to equity and an even allocation between fiscal years 2026 and 2027 of repayment if conversion does not occur—there is significant measurement uncertainty, and alternative reasonable assumptions at the reporting date could have resulted in a materially different fair value of the SAFE liability as of June 28, 2026 and December 28, 2025. Thus, the SAFE liability is classified within Level 3 of the fair value hierarchy.

Deferred Ambia Consideration Shares

The Deferred Ambia consideration is classified within Level 3 of the fair value hierarchy.

The Company estimated the fair value of the deferred consideration shares using a Turnbull–Wakeman closed-form approximation for arithmetic average-rate options, with Black-Scholes values used as an upper bound. The valuation as of June 28, 2026, was based on a stock price of $0.63 and key assumptions including expected volatility of approximately 69%, risk-free rates of approximately 3.89%, zero dividend yield, and defined averaging periods over the contractual terms. The resulting fair values reflect per-unit option values of approximately $0.85 corresponding to total estimated value of $7.9 million. The fair value of the deferred consideration shares as of December 28, 2025 of $16.9 million was estimated using the Company’s closing share price for its common stock of $1.61 at the Ambia Closing.

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

The six-month anniversary of the Ambia Closing occurred on May 21, 2026. The Company did not issue the first tranche of the Deferred Ambia Consideration Shares (the “First Post-Closing Consideration Shares”) on that date, as the Company is currently evaluating potential claims and offsets for potential damages incurred in connection with the Ambia acquisition. Refer to Note 3 – Business Combinations for further discussion.

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

	As of June 28, 2026
	Principal amount (1)	Unamortized debt discount and debt issuance costs	Net carrying amount excluding capitalized interest (1)	Fair value
12.0% senior unsecured convertible notes
July 2024 Notes	$27,973	$(5,403)	$22,570	$19,384
July 2024 Notes – related parties	18,000	(9,725)	8,275	12,473
Subtotal July 2024 Notes	45,973	(15,128)	30,845	31,857
July 2025 Note – related party	5,000	(3,406)	1,594	3,391
November 2025 Note – related party	2,000	(1,454)	546	1,413
January 2026 Note – related party	3,300	(2,206)	1,094	2,213

7.0% senior unsecured convertible notes
September 2024 Notes	38,293	(25,230)	13,063	21,026
September 2024 Notes – related parties	8,000	(4,857)	3,143	3,131
Subtotal September 2024 Notes	46,293	(30,087)	16,206	24,157
September 2025 Notes	16,000	(11,007)	4,993	12,851

10.0% senior convertible notes
April 2026 Notes	25,000	(7,880)	17,120	16,752
April 2026 Notes – related parties	16,000	(2,739)	13,261	10,722
Subtotal April 2026 Notes	41,000	(10,619)	30,381	27,474
May 2026 Note	5,000	(1,969)	3,031	3,315
Total	$164,566	$(75,876)	$88,690	$106,671

	As of December 28, 2025
	Principal amount (1)	Unamortized debt discount and debt issuance costs	Net carrying amount excluding capitalized interest (1)	Fair value
12.0% senior unsecured convertible notes
July 2024 Notes	$27,973	$(5,832)	$22,141	$33,165
July 2024 Notes – related parties	18,000	(10,369)	7,631	21,204
Subtotal July 2024 Notes	45,973	(16,201)	29,772	54,369
July 2025 Note – related party	5,000	(3,557)	1,443	5,641
November 2025 Note – related party	2,000	(1,509)	491	2,360

7.0% senior unsecured convertible notes
September 2024 Notes	56,543	(42,211)	14,332	59,425
September 2024 Notes – related parties	8,750	(6,404)	2,346	8,880
Subtotal September 2024 Notes	65,293	(48,615)	16,678	68,305
September 2025 Notes	22,000	(18,646)	3,354	24,227
Total	$140,266	$(88,528)	$51,738	$154,902

(1)	Excludes capitalized interest (coupon interest, default interest and failure to file interest) of $9.6 million and $10.8 million as of June 28, 2026, and December 28, 2025, respectively, included in the July 2024 Notes.

(6) Supplemental Balance Sheet Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	June 28,	December 28,
	2026	2025
Deferred costs	$20,363	$—
Prepaid sales commissions	6,756	—
Costs to obtain contracts and costs to fulfill contracts (1)	—	7,361
Other	10,454	9,552
Total prepaid expenses and other current assets	$37,573	$16,913

(1)	Costs to obtain contracts and costs to fulfill contracts with customers are recognized within sales commissions and cost of revenues, respectively, when the related revenue is recognized.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of
	June 28,	December 28,
	2026	2025
Accrued compensation and benefits	$10,811	$7,202
Income taxes payable	278	278
Professional fees	70	70
Legal accruals	1,226	—
Accrued legal settlements	4,750	9,500
Accrued rebates and credits	6,308	7,564
Deferred financing fees	4,928	4,868
Investor financing deposits with related parties	—	2,000
Accrued interest (1)	6,679	6,301
Other	29,238	19,194
Total accrued expenses and other current liabilities	$64,288	$56,977

(1)	Includes accrued interest due to related parties of $2.9 million and $2.6 million as of June 28, 2026 and December 28, 2025, respectively.

(7) Goodwill and Other Intangible Assets, Net

Goodwill

Goodwill as of June 28, 2026 and December 28, 2025 was as follows (in thousands):

	Residential Solar Installation	New Homes	Dealer	Total
Balance as of December 28, 2025
Goodwill	$30,808	—	$31,822	$62,630
Accumulated impairment losses	—	—	—	—
Total	30,808	—	31,822	62,630
Goodwill acquired in business combinations	—	12,977	—	12,977
Balance as of June 28, 2026
Goodwill	30,808	12,977	31,822	75,607
Accumulated impairment losses	—	—	—	—
Total	$30,808	$12,977	$31,822	$75,607

Intangible Assets, Net

The following tables present intangible assets with finite useful lives as of June 28, 2026 and December 28, 2025 (in thousands):

As of June 28, 2026	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer related intangibles	$35,100	$(6,019)	$29,081
Trademarks	20,394	(3,097)	17,297
Developed technology	5,300	(2,925)	2,375
Lease intangible asset	771	(53)	718
Total	$61,565	$(12,094)	$49,471

As of December 28, 2025	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer related intangibles	$34,000	$(3,198)	$30,802
Trademarks	18,394	(1,707)	16,687
Developed technology	5,300	(1,975)	3,325
Total	$57,694	$(6,880)	$50,814

Aggregate amortization expense for intangible assets was $2.3 million and $0.7 million in the thirteen week periods ended June 28, 2026 and June 29, 2025, respectively. Aggregate amortization expense for intangible assets was $5.2 million and $1.4 million in the twenty-six week periods ended June 28, 2026 and June 29, 2025, respectively. Amortization expense for developed technology is classified in cost of revenues and all other amortization expense is classified in general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations and comprehensive income.

(8) SAFE Agreement

Third SAFE

On May 13, 2024, the Company entered into a third SAFE (the “Third SAFE”) with the Rodgers Massey Freedom and Free Markets Charitable Trust (the “Purchaser”), in connection with the Purchaser investing $1.0 million in the Company. The Third SAFE is convertible into shares of the Company’s common stock upon the initial closing of a bona fide transaction or series of transactions with the principal purpose of raising capital, pursuant to which the Company issues and sells shares of its common stock in an Equity Financing, at a per share conversion price which is equal to 50% of the price per share of the Company’s common stock sold in the Equity Financing. If the Company consummates a change of control prior to the termination of the Third SAFE, the Purchaser will be automatically entitled to receive a portion of the proceeds of such liquidity event equal to $1.0 million, subject to certain adjustments as set forth in the Third SAFE. The Third SAFE is convertible into a maximum of 2,750,000 shares of the Company’s common stock, assuming a per share conversion price of $0.275, which is the product of (i) $0.55, the closing price of the Company’s common stock on May 13, 2024, multiplied by (ii) 50%. Given that the SAFE could be settled in cash or a variable number of shares, the Company has accounted for the instrument as a liability at its fair value. On April 23, 2026, the Third SAFE was converted and exchanged into an aggregate of $1.0 million principal amount of the Company’s 10.0% convertible senior secured notes due 2029. The conversion was accounted for as a debt extinguishment, and the carrying amounts of the SAFEs were derecognized against the fair value of the newly issued notes. No gain or loss was recognized on the transaction. Refer to Note 9 – Borrowings and Derivative Liabilities for details.

Fourth SAFE

On April 8, 2026, the Company entered into a SAFE (the “Fourth SAFE”) with the Rodgers Revocable Trust in exchange for the $5.0 million. The Fourth SAFE is automatically convertible into equity securities of the Company in an amount equal to the Purchase Amount divided by the applicable price per share, unit or other increment of the equity securities issued by the Company in its next equity financing transaction.

On April 23, 2026, the Fourth SAFE was converted and exchanged into an aggregate of $5.0 million principal amount of the Company’s 10.0% convertible senior secured notes due 2029. The conversion was accounted for as a debt extinguishment, and the carrying amounts of the SAFEs were derecognized against the fair value of the newly issued notes. No gain or loss was recognized on the transaction. Refer to Note 9 – Borrowings and Derivative Liabilities for details.

On August 4, 2026, SunPower Inc. entered in a SAFE (“Fifth SAFE”) with an institutional investor in connection with its investment of $3.5 million in the Company. Refer to Note 18 – Subsequent Events for details.

(9) Borrowings and Derivative Liabilities

During the thirteen and twenty-six weeks ended June 28, 2026, the Company completed a series of integrated capital restructuring transactions to secure operational liquidity and restructure its near-term debt obligations. These transactions included a private offering of $41.0 million of 10.0% Convertible Senior Secured Notes (the “April 2026 Notes”), the proceeds of which were utilized to restructure $21.25 million of outstanding 7.0% Notes (the “September 2024 and September 2025 Notes”), retire and restructure the outstanding $20.0 million Seller Note, and convert $6.0 million of related-party Simple Agreements for Future Equity (SAFEs). Concurrently, on May 20, 2026, the Company issued and sold an incremental $5.0 million aggregate principal amount of 10.0% Convertible Senior Unsecured Notes due 2029 (the “May 2026 Note”) to Foris Ventures, LLC.

For accounting purposes, the restructuring of the September 2024 and September 2025 Notes was disaggregated. A subset of the transaction representing $8.5 million in principal was accounted for under FASB ASC 470-60, Troubled Debt Restructuring (TDR), because the Company was experiencing financial difficulties and the terms represented a concession granted by the creditors. A subset of $9.8 million in principal was accounted for as debt extinguishment under FASB ASC 470-50. The remaining $3.0 million in principal was accounted for as a debt modification. The restructuring of the Seller Note and the conversion of the related-party SAFEs were also accounted for as debt extinguishments under FASB ASC 470-50, as the newly issued instruments introduced substantive conversion options and represented a substantial change in the debt structures. The aggregate debt extinguishments resulted in a loss of $0.7 million.

The Company’s borrowings and derivative liabilities consisted of the following (in thousands):

	As of
	June 28,	December 28,
	2026	2025
Short-term debt (including current portion of long-term debt):
March 2026 Bridge Note	$2,209	$—
$1.9 Million Note	1,325	—
Cobalt Loan	2,634	—
Total Short-term debt with third parties	6,168	—
Current portion of long-term debt	2,786	2,786
Total short-term debt and current portion of long-term debt	$8,954	$2,786

Short-term debt with related parties:
Seller Note – related party	$—	$20,000
A&R Seller Note – related party	7,000	—
Loan with related party	1,500	1,500
Total short-term debt with related parties	$8,500	$21,500

Long-term debt:
12.0% senior unsecured convertible notes and related derivative liabilities
July 2024 Notes	$32,163	$32,969
July 2024 Notes – related parties	8,275	7,631
Subtotal July 2024 Notes	40,438	40,600
July 2025 Note – related party	1,594	1,443
November 2025 Note – related party	546	491
January 2026 Note – related party	1,094	—

July 2024 Notes derivative liability	5,905	19,604
July 2024 Notes derivative liability – related party	3,800	12,615
Subtotal July 2024 Notes derivative liability	9,705	32,219
July 2025 Note derivative liability – related party	981	3,246
November 2025 Note derivative liability – related party	450	1,488
January 2026 Note derivative liability – related party	622	—
Total 12.0% senior unsecured convertible notes and derivative liabilities	55,430	79,487

7.0% senior unsecured convertible notes and derivative liabilities
September 2024 Notes	13,063	14,332
September 2024 Notes – related parties	3,143	2,346
Subtotal September 2024 Notes	16,206	16,678
September 2025 Notes	4,993	3,354

September 2024 Notes derivative liability	6,261	37,930
September 2024 Notes derivative liability – related parties	1,667	5,870
Subtotal September 2024 Notes derivative liability	7,928	43,800
September 2025 Notes derivative liability	4,380	14,756
Total 7.0% senior unsecured convertible notes and derivative liabilities	33,507	78,588

10.0% senior secured convertible notes
April 2026 Notes	17,120	—
April 2026 Notes – related parties	13,261	—
Subtotal April 2026 Notes	30,381	—
May 2026 Note	3,031	—

May 2026 Note derivative liability	1,163	—
Total 10.0% senior convertible notes and derivative liabilities	34,575	—

Total notes payable and derivative liabilities	123,512	158,075
Less current portion	(2,786)	(2,786)
Total senior secured convertible notes payable and derivative liabilities, net of current portion	$120,726	$155,289

Balance sheet classification of long-term debt
Notes payable and derivative liabilities, net of current portion	$85,293	$120,159
Notes payable and derivative liabilities with related parties	35,433	35,130
Total long-term debt net of current portion	120,726	155,289
Current portion of long-term debt	2,786	2,786
Total long-term debt	$123,512	$158,075

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

The initial amount of the $1.9 Million Note was recorded at its estimated fair value of $1.7 million on the issuance date. As of June 28, 2026, the $1.9 Million Note had a fair value of $1.3 million. The change in the fair value of the $1.9 Million Note was included in “Other non-operating income, net” within the unaudited condensed consolidated statement of operations and comprehensive income in the twenty-six week period ended June 28, 2026.

March 2026 Bridge Note

On March 6, 2026, the Company entered into a purchase agreement (“Purchase Agreement”) with YA pursuant to which the Company issued a convertible debenture in the principal amount of $10.0 million (the “March 2026 Bridge Note”). The Company received net proceeds of $9.0 million at issuance, after deducting fees payable under the Purchase Agreement. The March 2026 Bridge Note matures on March 6, 2027, unless extended at YA’s option. The March 2026 Bridge Note bears interest at 0% per annum; however, upon the occurrence and continuance of an event of default, the interest rate increases to 18% per annum.

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

The initial amount of the March 2026 Bridge Note was recorded at its estimated fair value of $9.0 million on the issuance date. As of June 28, 2026, the March 2026 Bridge Note had a fair value of $2.2 million. The change in the fair value of the March 2026 Bridge Note was included in “Other non-operating income, net” within the Company’s unaudited condensed consolidated statement of operations and comprehensive income in the twenty-six week period ended June 28, 2026.

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

On April 21, 2026, in connection with the offering of the 10% Senior Secured Notes, the Company and YA entered into a letter agreement (the “YA Letter”). Pursuant to the YA Letter, the Company agreed to voluntarily prepay $5.0 million of the outstanding principal amount of March 2026 Bridge Note, resulting in a revised outstanding principal balance under the March 2026 Bridge Note of $5.0 million. The company further agreed to repay the remaining principal balance and accrued interest under the YA Debenture in four equal monthly installments of $1.3 million, with the first payment made in May 2026. Pursuant to the YA Letter, YA further consented to the issuance of the 10% Senior Secured Notes and the grant of the liens to secure the obligations under the 10% Senior Secured Notes.

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

Interest expense recognized on this obligation was $0.2 and $0.4 million in the thirteen weeks and twenty-six week periods ended June 28, 2026, respectively.

On April 21, 2026, the Company entered into a Note Purchase Agreement with CPP (“the CPP Note Purchase Agreement”) which provided the following in exchange for the outstanding Seller Note: (i) $4.0 million in cash to CPP at the closing under the CPP Note Purchase Agreement, (ii) $10.0 million aggregate principal amount of April 2026 Notes, and (iii) executed and delivered an amended and restated $7.0 million seller note (the “A&R Seller Note”).

Because the newly issued 10.0% Secured Notes contained a substantive conversion option that was not present in the original instrument, the transaction was accounted for as a debt extinguishment under FASB ASC 470-50. This related-party transaction resulted in a net gain on extinguishment of $1.7 million.

A&R Seller Note – related party

The A&R Seller Note has a principal balance of $7.0 million and bears interest at 7.0% per annum, compounded quarterly, increasing to 10% per annum beginning May 15, 2026. The A&R Seller Note is payable in four installments between October 2026 and January 2027, subject to extension if payment is restricted under the April 2026 Notes. The A&R Seller Note is unsecured and contains customary events of default and change of control provisions.

Interest expense recognized on this obligation was $0.1 million in the thirteen week and twenty-six week periods ended June 28, 2026.

Loan with related party

The Company has a loan with a principal balance of $1.5 million owed to the Rodgers Revocable Trust, a related party. This loan has an annual interest rate equal to the greater of 7.75% or Prime plus 4.5%. There are no financial covenants.

Interest expense recognized on this obligation was less than $0.1 million in each of the thirteen week periods ended June 28, 2026 and June 29, 2025. Interest expense recognized on this obligation was $0.1 million in each of the twenty-six week periods ended June 28, 2026 and June 29, 2025, respectively.

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

Long-term debt

12.0% Senior Unsecured Convertible Notes

July 2024 Notes

In July 2024, the Company issued $46.0 million of senior unsecured convertible notes (“July 2024 Notes”) consisting of $28.0 million in cash proceeds. The remaining $18.0 million of the July 2024 Notes arose from an exchange of debt accounted for as a troubled debt restructuring (“Debt Exchange”). Refer to Note 10 – Borrowings and Derivative Liabilities, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2025 for details regarding $18.0 million of debt arising from the Debt Exchange.

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

The effective interest rate on the July 2024 Notes cash proceeds of $28.0 million approximates 45% as of June 28, 2026. Coupon interest, default interest and failure to file interest on the $18.0 million Debt Exchange were capitalized as part of the July 2024 Notes. Accordingly, the effective interest rate on the $18.0 million arising from the Debt Exchange is nil as of June 28, 2026.

The carrying amount of the July 2024 Notes was as follows (in thousands):

	As of
	June 28,	December 28,
	2026	2025
July 2024 Notes principal amount (1)	$55,602	$56,801
Less Unamortized debt discount	(15,164)	(16,201)
Net carrying amount of July 2024 Notes	$40,438	$40,600

(1)	Includes capitalized coupon interest of $7.6 million and $8.6 million as of June 28, 2026 and December 28, 2025, respectively, and capitalized contingent interest of $2.2 million and $2.2 million as of June 28, 2026 and December 28, 2025, respectively.

In the thirteen week periods ended June 28, 2026 and June 29, 2025, total interest expense was $1.4 million and $1.2 million, respectively, with coupon interest expense of $0.8 million and $0.8 million, and debt discount and issuance costs of $0.6 and $0.4 million in the thirteen week periods ended June 28, 2026 and June 29, 2025, respectively. Of the coupon interest expense, related party interest expense was $0.5 million and $0.6 million and related party amortization expense was $0.4 million and $0.2 million in the thirteen week periods ended June 28, 2026 and June 29, 2025, respectively.

In the twenty-six week periods ended June 28, 2026 and June 29, 2025, total interest expense was $2.7 million and $2.4 million, respectively, with coupon interest expense of $1.7 million and $1.7 million in each periods, and debt discount and issuance costs of $1.0 million and $0.7 million in the twenty-six week periods ended June 28, 2026 and June 29, 2025, respectively. Of the coupon interest expense, related party interest expense was $1.1 million and $1.1 million in each period. Related party amortization expense was $0.7 million and $0.4 million in the twenty-six week periods ended June 28, 2026 and June 29, 2025, respectively.

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

The carrying amount of the July 2025 Note was as follows (in thousands):

	As of
	June 28,	December 28,
	2026	2025
July 2025 Note principal amount	$5,000	$5,000
Less Unamortized debt discount	(3,406)	(3,557)
Net carrying amount of July 2025 Note	$1,594	$1,443

For the thirteen week and twenty-six week periods ended June 28, 2026, the total interest expense was $0.2 million and $0.5 million, respectively with coupon interest expense $0.2 million and $0.3 million in each period, and debt discount and issuance costs of less than $0.1 million and $0.2 million in the thirteen and twenty-six week periods ending June 28, 2026, respectively.

November 2025 Note – related party

On November 20, 2025, the Company issued a convertible note (the “November 2025 Note”) to the Rodgers Massey Freedom and Free Markets Charitable Trust in exchange for $2.0 million of proceeds.

The November 2025 Note is a general unsecured obligation of the Company and will mature on July 1, 2029, unless earlier converted, redeemed or repurchased. The November 2025 Note has an annual coupon interest rate of 12.0% which is payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2026. The November 2025 Note is convertible at the option of the holder at any time prior to the payment of the principal amount of the November 2025 Note in full. The conversion rate of the November 2025 Note is initially equal to 626.9592 shares of the Company’s common stock per $1,000 principal amount due under the November 2025 Note. The conversion rate shall be subject to adjustment from time to time pursuant to the terms of the November 2025 Note. The Company may not redeem the November 2025 Note prior to July 5, 2026. The conversion option related to the November 2025 Note was required to be bifurcated as a derivative liability, and the Company recorded a derivative liability of $1.5 million on the issuance date with a corresponding offset to debt discount. The November 2025 Note has an effective interest rate of 71% as of June 28, 2025.

The carrying amount of the November 2025 Note was as follows (in thousands):

	As of
	June 28,	December 28,
	2026	2025
November 2025 Note principal amount	$2,000	$2,000
Less Unamortized debt discount	(1,454)	(1,509)
Net carrying amount of November 2025 Note	$546	$491

In the thirteen week and twenty-six week periods ended June 28, 2026, the total interest expense was less than $0.1 million and $0.2 million, respectively. In the thirteen week period ended June 28, 2026 each of coupon interest and amortization of debt discount and issuance costs were less than $0.1 million. In the twenty-six week period ended June 28, 2026, each of coupon interest and amortization of debt discount and issuance costs were $0.1 million.

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

The January 2026 Note bears an interest rate of 12.0% and is a general unsecured obligation of the Company. The January 2026 Note will mature on July 1, 2029, unless earlier converted, redeemed or repurchased. Interest on the January 2026 Note is payable semiannually in arrears on January1 and July 1 of each year, beginning on July 1, 2026. The January 2026 Note is convertible at the option of the holder at any time prior to the payment of the principal amount of the January 2026 Note in full. The conversion rate of the January 2026 Note is initially equal to 540.5405 shares of the Company’s common stock per $1,000 of principal amount due under the January 2026 Note. The conversion rate is subject to adjustment from time to time pursuant to the terms of the January 2026 Note. The January 2026 Note has an effective interest rate of 61% as of June 28, 2026.

The carrying amount of the January 2026 Note was as follows (in thousands):

As of
June 28,
2026
January 2026 Note principal amount	$3,300
Less Unamortized debt discount	(2,206)
Net carrying amount of January 2026 Note	$1,094

In the thirteen week and twenty-six week periods ended June 28, 2026, the total interest expense was $0.2 million and $0.3 million, respectively. In the thirteen week period ended June 28, 2026, each of coupon interest and amortization of debt discount and issuance costs were $0.1 million. In the twenty-six week period ended June 28, 2026, coupon interest and amortization of debt discount and issuance costs were $0.2 million and $0.1 million, respectively.

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

In December 2024, the Company received proceeds of $13.0 million in a second tranche. The Company recognized a $10.9 million debt discount in connection with these additional proceeds. The effective interest rate on this tranche is 64% as of June 28, 2026.

Certain holders of the September 2024 Notes exercised their rights to convert this debt to shares of the Company’s common stock.

The carrying amount of the convertible September 2024 Notes was as follows (in thousands):

	As of
	June 28,	December 28,
	2026	2025
September 2024 Notes	$46,293	$65,293
Less Unamortized debt discount	(30,087)	(48,615)
Net carrying amount of September 2024 Notes	$16,206	$16,678

In the thirteen week periods ended June 28, 2026 and June 29, 2025, total interest expense was $3.1 million and $5.0 million with coupon interest expense of $0.9 million and $1.4 million, respectively, and debt discount and issuance costs of $2.2 million and $3.6 million, respectively. Of the coupon interest expense, related party interest expense was $0.1 million and $0.2 million in the thirteen week periods ended June 28, 2026 and June 29, 2025, respectively. Related party amortization expense was $0.4 million and $0.4 million in the thirteen week periods ended June 28, 2026 and June 29, 2025, respectively.

In the twenty-six week periods ended June 28, 2026 and June 29, 2025, total interest expense was $7.0 million and $10.0 million with coupon interest expense of $2.0 million and $2.8 million, respectively, and debt discount and issuance costs of $5.0 million and $7.2 million, respectively. Of the coupon interest expense, related party interest expense was $0.3 million and $0.3 million in the twenty-six week periods ended June 28, 2026 and June 29, 2025, respectively. Related party amortization expense was $0.9 million and $0.9 million in the twenty-six week periods ended June 28, 2026 and June 29, 2025, respectively.

September 2025 Notes

On September 21, 2025, the Company issued an additional $22.0 million of the 7.0% Notes (the “September 2025 Notes”) pursuant to the Indenture to various parties. The September 2025 Notes contain a conversion option which required bifurcation and recognition of a derivative, and the Company recorded a derivative liability of $15.4 million on the issuance date. The Company also recognized a $3.6 million debt discount and issuance costs in connection with the September 2025 Notes. The debt issuance costs include an estimate of the value of a warrant issued in the second quarter of fiscal 2026 to the entity that arranged the financing. The effective interest rate on the September 2025 Notes approximated 78% as of June 28, 2026. The net proceeds from the issuance of the September 2025 Notes were principally used to pay a portion of the cash consideration for the Company’s acquisition of Sunder.

The carrying amount of the September 2025 Notes, inclusive of the fair value of the derivative liabilities was as follows (in thousands):

	As of
	June 28,	December 28,
	2026	2025
September 2025 Notes	$16,000	$22,000
Less Unamortized debt discount	(11,007)	(18,646)
Net carrying amount of September 2025 Notes	$4,993	$3,354

In the thirteen week and twenty-six week periods ended June 28, 2026, total interest expense was $0.7 million and $1.3 million, respectively, with coupon interest expense of $0.4 million and $0.7 million, respectively, and debt discount and issuance costs of $0.3 million and $0.6 million respectively.

On April 21, 2026, concurrently with the closing of the April 2026 Notes offering (see below), the Company entered into privately negotiated exchange agreements with four major creditor groups holding its outstanding 7.0% Convertible Senior Notes (comprising both the September 2024 Notes and the September 2025 Notes). Pursuant to these agreements, the holders surrendered and cancelled an aggregate of $21.3 million in principal amount ($16.3 million of September 2024 Notes and $5.0 million of September 2025 Notes) in exchange for 18.8 million shares of common stock, $0.5 million of cash representing accrued but unpaid interest, and the subscription of $25.0 million of the new 10.0% Senior Secured Notes.

For accounting purposes, the restructuring of the September 2024 and September 2025 Notes was disaggregated. A subset of the transaction representing $11.5 million in principal was accounted for under FASB ASC 470-60, Troubled Debt Restructuring (TDR), because the company was experiencing financial difficulties and the terms represented a concession granted by the creditors. No gain on troubled debt restructuring was recorded because the total undiscounted future cash payments of the new debt did not exceeded the carried-over net carrying amounts of the historical notes immediately prior to the exchange.

The remaining subset of $9.8 million in principal was accounted for as a standard Debt Extinguishment under FASB ASC 470-50 pursuant to a management accounting election. This resulted in a $2.5 million loss on extinguishment of debt.

10% Senior Secured Convertible Notes

April 2026 Notes

As referenced above, on April 21, 2026 the Company entered into note purchase agreements in connection with a private offering of $41.0 million aggregate principal amount of 10.0% Convertible Senior Secured Notes due 2029 (the “April 2026 Notes”). The offering included (i) $25.0 million of April 2026 Notes issued to institutional investors, (ii) $6.0 million of April 2026 Notes issued to an affiliate of the Company’s Chief Executive Officer in exchange for amounts previously advanced under the Third SAFE and Fourth SAFE, and (iii) $10.0 million of April 2026 Notes issued in connection with the exchange of the Seller Note and execution of the A&R Seller Note.

The April 2026 Notes mature on May 1, 2029 and bear interest at 10.0% per annum, payable quarterly in arrears beginning July 1, 2026. The April 2026 Notes are senior secured obligations of the Company and are fully and unconditionally guaranteed by a wholly owned subsidiary. The notes and guarantees are secured by first-priority liens on substantially all of the assets of the Company and the guarantor, subject to permitted liens and specified exceptions.

The April 2026 Notes are convertible at the option of the holders into shares of the Company’s common stock at an initial conversion price of approximately $1.64 per share (610.3143 shares of common stock per $1,000 principal amount of the 10% Senior Secured Notes). In addition, following certain corporate events that occur prior to the maturity date of the 10% Senior Secured Notes, the Company will, under certain circumstances, increase the conversion rate of the April 2026 Notes for a holder who elects to convert its April 2026 Notes in connection with such a corporate event, subject to a maximum conversion rate of $1.13 per share (884.9557 shares of the Company’s common stock per $1,000 principal amount of April 2026 Notes). The April 2026 Notes are not redeemable by the Company and include customary covenants, events of default, and change-of-control repurchase provisions.

The proceeds of the offering of the April 2026 Notes were used to: (i) prepay $5.0 million principal amount of the March 2026 Bridge Note; (ii) pay $4.75 million pursuant to the Company’s settlement agreement with Siemens (as amended, the “Siemens Settlement”); (iii) pay $4.0 million to CPP in connection with the transactions under the CPP Note Purchase Agreement; and (iv) pay approximately $1.5 million of fees and expenses incurred in connection with the offering. The net proceeds of the offering, after making the foregoing payments, were approximately $9.75 million. The Company used the net proceeds of the offering for working capital and general corporate purposes, including the partial paydown of the remaining outstanding balance of the YA Debenture.

The carrying amount of the April 2026 Notes were as follows (in thousands):

As of
June 28,
2026
April 2026 Notes principal amount	$41,000
Unamortized debt discount	(10,619)
Carrying amount of April 2026 Notes	$30,381

In the thirteen week and twenty-six week periods ended June 28, 2026, total interest expense was $1.6 million, with coupon interest expense of $0.8 million, and debt discount and issuance costs of $0.8 million. Of the coupon interest expense, related party interest expense was less than $0.3 million and related party amortization expense was $0.3 million in the thirteen and twenty-six week periods ended June 28, 2026.

May 2026 Note

On May 20, 2026, pursuant to a note purchase agreement dated May 19, 2026, the Company issued and sold an additional $5.0 million aggregate principal amount of 10% Senior Secured Notes in a private placement to an institutional investor (the “May 2026 Note”). While the May 2026 Note has coupon, maturity, and collateral terms substantially similar to the April 2026 Notes, it contains distinct net-settlement provisions.

Unlike the April 2026 Notes, the embedded conversion option of the May 2026 Note failed the criteria for equity classification under FASB ASC 815-40 due to these specific net-settlement provisions, requiring the Company to bifurcated and account for the conversion option as a compound derivative liability under FASB ASC 815-15.

The carrying amount of the May 2026 Note was as follows (in thousands):

As of
June 28,
2026
May 2026 Note principal amount	$5,000
Unamortized debt discount	(1,969)
Carrying amount of May 2026 Note	$3,031

In the thirteen week and twenty-six week periods ended June 28, 2026, total interest expense was $0.1 million, with coupon interest expense of less than $0.1 million, and debt discount and issuance costs of less than $0.1 million.

Principal payments due

The principal amount of all short and long-term debt, excluding capitalized contingent interest in connection with the July 2024 Notes, is as follows (in thousands):

Principal payment
Fiscal year ending
Remainder of fiscal 2026	$11,770
2027	3,464
2028	—
2029	164,566
Total	$179,800

(10) Other Non-Operating Income, Net

Other non-operating income, net consists of the following (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28	June 29	June 28,	June 29,
	2026	2025	2026	2025
Gain on remeasurement of derivative liabilities(1)	$37,770	$(11,452)	$64,378	$3,675
Change in fair value of forward purchase agreement liabilities	(4,167)	1,344	(5,309)	1,613
Change in fair value of SAFE Agreement with related party	579	(14)	555	(34)
Change in fair value of FACT public, private placement and working capital warrants	1,561	(1,952)	2,176	(3,044)
Change in fair value of Notes valued at fair value	(332)	—	(652)	—
Change in fair value of Deferred Sunder Consideration with related party	—	—	2,306	—
Change in fair value of Deferred Ambia Consideration	6,054	—	8,997	—
Change in fair value of Deferred Cobalt Consideration	(208)	—	(208)	—
Debt restructuring transaction costs	(1,440)	—	(1,440)	—
Loss on extinguishment of debt	(2,494)	—	(2,494)	—
Gain on extinguishment of debt with related party	1,700	—	1,700	—
Other, net(2)	(203)	30	(428)	322
Total Other non-operating income, net	$38,820	$(12,044)	$69,581	$2,532

(1)	Includes a gain of $12.5 million and $1.6 million loss on the change in the fair value of derivative liabilities with related parties in the thirteen weeks ended June 28, 2026 and June 29, 2025, respectively. In the twenty-six week periods ended June 28, 2026 and June 29, 2025, the change in the fair value of derivative liabilities with related parties includes a gain of $20.0 million and $2.1 million, respectively. Refer to Note 9 – Borrowings and Derivative Liabilities for details.

(2)	Includes $0.1 million income due to related parties in the twenty-six week period ended June 29, 2025.

(11) Commitments and Contingencies

Warranty Provision

Warranty activity by period was as follows (in thousands):

	As of
	June 28,	June 29,
	2026	2025
Warranty provision, beginning of period	$4,653	$5,968
Accruals for new warranties issued	727	2,108
Settlements and other	—	(39)
Warranty provision, end of period	$5,380	$8,037
Balance sheet classification
Accrued warranty current (Classified in Accrued expenses and other current liabilities)	$2,321	$4,600
Warranty provision, noncurrent	3,059	3,437
Total warranty liability	$5,380	$8,037

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

Legal Matters

The Company is a party to various legal proceedings and claims which arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the reasonably possible loss. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred. Although claims are inherently unpredictable, the Company is not aware of any matters that may have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows. The Company has a loss contingency for legal settlements of $4.8 million and $9.5 million recorded within accrued expenses and other current liabilities on its consolidated balance sheets as of June 28, 2026, and December 28, 2025, respectively.

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

On July 14, 2026, SolarPark served its first set of requests for production and interrogatories on the Company. The Court has set a settlement conference for September 23, 2026, and the close of fact discovery is currently set for October 2, 2026. SolarPark’s outstanding settlement demand remains $40.0 million.

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

On April 9, 2026, Siemens and the Company amended the Settlement Agreement. Among other changes, the key terms of the amendment included (i) SunPower’s commitment to pay $4.75 million of the $9.5 million settlement amount by the end of April 2026, (ii) changing the threshold of the Fundraise Provision from $1.0 million to $5.0 million; (iii) putting Siemens’ first-priority continuing security interest pari passu with the similarly secured interests of the note holders of the 10% Senior Secured Notes; and (iv) changing the acceleration amount in the Fundraise Provision from an acceleration of one remaining quarter to an acceleration of both remaining quarters. On April 23, 2026, the Company made the $4.75 million April payment.

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

The Company has assumed the defense of the case, including the costs of defense, following the Company’s acquisition of Sunder in September 2025. Under the terms of the Sunder MIPA, the Seller agreed to indemnify the Company in the event of damages (such as a settlement or an adverse judgement) stemming from LGCY’s claims, separate and apart from their other indemnification obligations or limitations in the Sunder MIPA. Discovery is complete and no trial date has been set. Both sides have filed various summary judgment motions, and oral arguments for these motions were held on July 2, 2026. The Company is currently awaiting the court’s ruling on the motions.

Based upon information currently available, management is unable to determine the probability of an adverse outcome or to reasonably estimate the amount or range of potential loss, if any. Accordingly, no provision for loss has been recorded in the accompanying consolidated financial statements. While the ultimate resolution of these matters could have a material effect on the Company’s results of operations, cash flows, or financial position, management believes that the resolution will not have a material adverse effect on the Company’s financial condition.

Letters of Credit

The Company had $1.1 million and $3.5 million of outstanding letters of credit as of June 28, 2026 and December 28, 2025, respectively. The Company is required to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder. As discussed in Note 2 – Summary of Significant Accounting Policies, the cash collateral in these restricted cash accounts was $1.1 million and $3.8 million at each of June 28, 2026 and December 28, 2025, respectively.

(12) Income Taxes

The Company’s income tax expense for interim periods is computed using an estimated annual effective tax rate applied to year-to-date ordinary income or loss, adjusted for the tax effects of discrete items recognized in the period in which they occur.

The Company recognized an income tax benefit of $0.6 million and nil in the twenty-six week periods ended June 28, 2026, and June 29, 2025, respectively.

The Company’s effective tax rate was 0.8% and nil for the twenty-six week periods ended June 28, 2026 and June 29, 2025, respectively. The effective tax rate for the twenty-six week periods ended June 28, 2026 and June 29, 2025 differ from the U.S. statutory rate of 21.0% primarily because of permanent differences due to fair value adjustments and the valuation allowance against most of the deferred tax assets.

As a result of the Company’s history of net operating losses, the Company has provided a full valuation allowance against its deferred tax assets. During the twenty-six week periods ended June 28, 2026 and June 29, 2025, the Company recorded a decrease in its valuation allowance of $0.8 million and nil, respectively. The decrease in its valuation allowance during the twenty-six week period ended June 28, 2026 primarily related to recognition of deferred tax liabilities in connection with the Cobalt acquisition in the first quarter.

As of the twenty-six week periods ended June 28, 2026 and June 29, 2025, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

(13) Common Stock and Common Stock Warrants

The Company has authorized the issuance of 1,000,000,000 shares of common stock and 10,000,000 shares of preferred stock as of June 28, 2026. No preferred stock has been issued and none are outstanding as of June 28, 2026.

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

In the thirteen week and twenty-six week periods ended June 28, 2026, the Company issued an aggregate of 4.4 million and 9.0 million, respectively, shares of the Company’s common stock for total proceeds of $3.6 million and $10.6 million, respectively. As of June 28, 2026, the Company has issued an aggregate of 15.9 million shares of the Company’s common stock for total proceeds of $24.0 million.

Shares reserved for future issuance

The Company has reserved shares of common stock for issuance related to the following:

	As of
	June 28,	December 28,
	2026	2025
Common stock warrants	25,670,265	25,670,265
Employee stock purchase plan	3,174,434	3,174,434
Stock options and RSUs, issued and outstanding	17,610,163	19,164,660
Stock options and RSUs, authorized for future issuance	11,577,201	11,603,508
SAFE Agreement	—	2,750,000
Forward purchase agreements	6,720,000	6,720,000
Convertible notes	97,698,212	82,460,428
Deferred purchase price consideration	12,510,008	11,640,506
Total shares reserved	174,960,283	163,183,801

Warrants

The potential number of shares of the Company’s common stock for outstanding warrants were as follows:

	Potential shares of common stock as of		Exercise
	June 28, 2026 (1)	December 28, 2025 (1)	price per share	Expiration date
Liability classified warrants
Public Warrants	8,625,000	8,625,000	$11.50	July 18, 2028 (2)
Private Placement Warrants	6,266,667	6,266,667	11.50	July 18, 2028 (2)
Working Capital Warrants	716,668	716,668	11.50	July 18, 2028 (2)
Total shares of common stock – liability classified warrants	15,608,335	15,608,335
Equity classified warrants
Series B Warrants (converted to common stock warrants)	5,054	5,054	$4.30	February 2026
Series C Warrants (converted to common stock warrants)	482,969	482,969	1.00	July 2026
Series C-1 Warrants (converted to common stock warrants)	173,067	173,067	0.01	January 2030
SVB Common Stock Warrants	2,473	2,473	0.38	2033
SVB Common Stock Warrants	2,525	2,525	0.62	2033
Promissory Note Common Stock Warrants	24,148	24,148	0.01	October 2031
July 2023 Common Stock Warrants	38,981	38,981	0.01	July 2028
Common Stock Warrants Issued in 2023 (“Merger Warrants”)	6,266,572	6,266,572	11.50	July 18, 2033
Cantor Warrant	3,066,141	3,066,141	1.68	June 2029
Total shares of common stock – equity classified warrants	10,061,930	10,061,930
Total potential shares of common stock	25,670,265	25,670,265

(1)	Excludes the 2025 Cantor Warrant which was not issued as of June 28, 2026.

(2)	The warrants expire five years after the Closing date of the Mergers, which date was July 18, 2023, or earlier upon redemption or liquidation.

(14) Stock-Based Compensation

The information below summarizes the stock option activity under the Plans.

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding—December 28, 2025	4,930,300	$4.62	5.58	$1,903
Options cancelled	(15,237)	0.51
Outstanding—June 28, 2026	4,915,063	4.63	5.18	1,246
Vested and expected to vest — June 28, 2026	4,915,063	4.63	5.18	1,246
Vested and exercisable — June 28, 2026	1,742,177	5.84	2.19	436

The information below summarizes the RSU activity.

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at December 28, 2025	14,234,360	$1.79
Vested and released	(1,528,190)	1.72
Cancelled or forfeited	(11,070)	1.74
Unvested at June 28, 2026	12,695,100	1.72

The aggregate fair value of the Company’s RSUs that vested in the twenty-six week periods ended June 28, 2026 and June 29, 2025 were $1.5 million and $1.9 million, respectively.

As of June 28, 2026, there was a total of $0.9 million and $15.9 million of unrecognized stock-based compensation costs related to service-based options and RSUs, respectively. Such compensation cost is expected to be recognized over a weighted-average period of approximately 2.1 years and 4.08 years, respectively.

Stock-based compensation expense

The following table summarizes stock-based compensation expense and its allocation within the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2026	2025	2026	2025
Cost of revenues	$334	$1,363	$819	$1,518
Sales and marketing	361	1,303	827	1,487
General and administrative	570	2,618	1,224	2,748
Total stock-based compensation expense	$1,265	$5,284	$2,870	$5,753

(15) Basic and Diluted Net Income Per Share

The Company uses the two-class method to calculate net income per share. No dividends were declared or paid in the thirteen week and twenty-six periods ended June 28, 2026 and June 29, 2025.

The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stockholders for the thirteen week and twenty-six week periods ended June 28, 2026 and June 29, 2025 (in thousands, except share and per share amounts):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2026	2025	2026	2025
Numerator for basic income per share:
Net income (loss) - basic	$6,894	$(27,337)	$12,144	$(22,525)
Numerator for diluted income per share
Senior unsecured convertible notes	(6,368)	—	(11,500)	—
July 2024 Notes derivative liability and interest expense, net of tax	—	—	—	—
Third SAFE	—	—	—	—
Net income (loss) - diluted	$526	$(27,337)	$644	$(22,525)
Denominator:
Weighted average shares:
Denominator for basic income per share	149,417,506	81,176,254	136,849,897	80,695,825
Effect of dilutive securities:
Senior unsecured convertible notes	12,394,421	—	15,445,992	—
July 2024 Notes derivative liability	—	—	—	—
Third SAFE	—	—	—	—
Stock options and RSUs	17,563,802	—	15,511,913	—
Warrants	2,492	—	101,841	—
Deferred consideration	5,837,885	—	5,837,885	—
Denominator for diluted income per share	185,216,106	81,176,254	173,747,528	80,695,825
Net income per share:
Net income - basic	$0.05	$(0.34)	$0.09	$(0.28)

Net income– diluted	$0.00	$(0.34)	$0.00	$(0.28)

The Company’s calculation of the weighted average shares outstanding is inclusive of 234,610 warrants with an insignificant exercise price (which assumes that the warrants were outstanding as of the beginning of the period or the date of the grant, whichever is earlier) for both the thirteen week and twenty-six week periods ended June 28, 2026.

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been anti-dilutive:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Common stock warrants	—	277,021	—	200,900
Stock options and RSUs issued and outstanding	—	6,879,632	—	8,080,312
May 2026 Notes	3,051,571	—	—	—
July 2025 Notes	2,793,296	—	2,793,296	—
November 2025 Notes	—	—	—	—
January 2026 Notes	—	—	—	—
July 2024 Notes and derivative liability	27,364,717	27,364,717	27,364,717	27,364,717
September 2024 Notes and derivative liability	27,071,315	37,383,142	27,071,315	37,383,142
September 2025 Notes	—	—	—	—
April 2026 Notes	25,022,880	—	25,022,880	—
Third SAFE Agreement	—	2,750,000	—	2,750,000
Total potential common shares excluded from diluted net loss per share	85,303,779	74,654,512	82,252,208	75,779,071

(16) Segment Information

The table below presents information by segment (in thousands):

	Thirteen Weeks Ended June 28, 2026
(in thousands)	Residential Solar Installation	New Homes Business	Dealer	Total
Operating revenues	$28,672	$13,484	$12,702	$54,858

Less:
Cost of revenues (1)	20,057	9,841	—	29,898
Sales commissions	3,378	1,148	10,195	14,721
Sales and marketing	2,624	166	613	3,403
General and administrative (1)	19,356	7,639	3,297	30,292
Segment operating income (loss)	(16,743)	(5,310)	(1,403)	(23,456)

Reconciliation of segment income (loss) from operations before income taxes:
Unallocated amounts:
Interest expense				(8,470)
Other non-operating income, net				38,820
Income (loss) before income taxes:				$6,894

(1)	Depreciation and amortization expense in the thirteen week period ended June 28, 2026 was as follows (in millions):

	Residential Solar Installation	New Homes Business	Dealer	Total
Depreciation and amortization classified in:
Cost of revenues	$0.3	$0.2	$0.1	$0.6
General and administrative	1.0	0.7	1.0	2.7
Total	$1.3	$0.9	$1.1	$3.3

	Thirteen Weeks Ended June 29, 2025
(in thousands)	Residential Solar Installation	New Homes Business	Dealer	Total
Operating revenues	$38,516	$27,599	$—	$66,115

Less:
Cost of revenues (1)	25,012	17,319	—	42,331
Sales commissions	8,736	319	—	9,055
Sales and marketing	6,665	499	—	7,164
General and administrative (1)	10,557	5,929	—	16,486
Segment operating income (loss)	(12,454)	3,533	—	(8,921)

Reconciliation of segment income (loss) from operations before income taxes:
Unallocated amounts:
Interest expense				(6,372)
Interest income				—
Other non-operating income, net				(12,044)
Income (loss) before income taxes:				$(27,337)

(1)	Depreciation and amortization expense in the thirteen week period ended June 29, 2025 was as follows (in millions):

	Residential Solar Installation	New Homes Business	Dealer	Total
Depreciation and amortization classified in:
Cost of revenues	$0.4	$—	$—	$0.4
General and administrative	0.8	0.2	—	1.0
Total	$1.2	$0.2	$—	$1.4

	Twenty-Six Weeks Ended June 28, 2026
(in thousands)	Residential Solar Installation	New Homes Business	Dealer	Total
Operating revenues	$60,213	$28,109	$39,329	$127,651

Less:
Cost of revenues (1)	38,067	19,802	134	58,003
Sales commissions	9,931	2,314	31,040	43,285
Sales and marketing	6,163	1,042	1,191	8,396
General and administrative (1)	35,189	19,184	6,245	60,618
Segment operating income (loss)	(29,137)	(14,233)	719	(42,651)

Reconciliation of segment income (loss) from operations before income taxes:
Unallocated amounts:
Interest expense				(15,394)
Other non-operating income, net				69,581
Income (loss) before income taxes:				$12,144

(1)	Depreciation and amortization expense in the twenty-six week period ended June 28, 2026 was as follows (in millions):

	Residential Solar Installation	New Homes Business	Dealer	Total
Depreciation and amortization classified in:
Cost of revenues	$0.9	$0.1	$0.2	$1.2
General and administrative	2.8	0.9	1.9	5.6
Total	$3.7	$1.0	$2.1	$6.8

	Twenty-Six Weeks Ended June 29, 2025
(in thousands)	Residential Solar Installation	New Homes Business	Dealer	Total
Operating revenues	$75,020	$69,508	$—	$144,528

Less:
Cost of revenues (1)	47,627	45,741	—	93,368
Sales commissions	15,403	1,336	—	16,739
Sales and marketing	15,187	499	—	15,686
General and administrative (1)	20,997	10,385	—	31,382
Segment operating income (loss)	(24,194)	11,547	—	(12,647)

Reconciliation of segment income (loss) from operations before income taxes:
Unallocated amounts:
Interest expense				(12,413)
Interest income				3
Other non-operating income, net				2,532
Income (loss) before income taxes:				$(22,525)

(1)	Depreciation and amortization expense in the twenty-six week period ended June 29, 2025 was as follows (in millions):

	Residential Solar Installation	New Homes Business	Dealer	Total
Depreciation and amortization classified in:
Cost of revenues	$0.8	$—	$—	$0.8
General and administrative	1.8	0.4	—	2.2
Total	$2.6	$0.4	$—	$3.0

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

Cost of revenue with SameDay Solar was $0.4 million and $0.1 million in the thirteen week periods ended June 28, 2026 and June 29, 2025, respectively.

Cost of revenue with SameDay Solar was $0.9 million and $0.3 million in the twenty-six week periods ended June 28, 2026 and June 29, 2025, respectively.

(18) Subsequent Events

Tom Kowalczuk Appointment

On June 30, 2026, SunPower appointed Tom Kowalczuk as the Company’s Chief Financial Officer and Principal Financial Officer.

Exchange Agreements Issuance

On June 29, 2026 and June 30, 2026, the Company entered into Exchange Agreements with certain holders of its 12.0%, 10.0%, and 7.0% Convertible Senior Notes due 2029. Under these agreements, the Company exchanged approximately $10.7 million of cash interest obligations otherwise payable under such notes for the issuance of 19,300,991 shares of common stock. The transactions closed and the shares were issued on July 1, 2026.

Jeanne Nguyen Departure

On July 8, 2026, Jeanne Nguyen, the former Chief Accounting Officer, departed the Company.

Effectiveness of Resale Registration Statements

On July 10, 2026, the SEC declared effective the Company’s registration statement on Form S-1 (File No. 333-293156). The registration statement relates to the offer and resale, from time to time, by the selling securityholders named therein of up to 65,385,828 shares of the Company’s common stock. The shares registered for resale consist of 10,243,924 shares previously issued pursuant to a Membership Interest Purchase Agreement (MIPA) in connection with the 2025 acquisition of Ambia, 3,333,334 shares of common stock previously issued by pursuant to a MIPA in connection with the acquisition of Sunder Energy LLC, up to 50,760,218 shares of common stock issuable upon conversion of our 7.0% Notes and 1,048,352 shares of common stock held by certain of our former affiliates.

On July 10, 2026, the SEC declared effective the Company’s registration statement on Form S-1 (File No. 333-297138). The registration statement relates to the offer and resale, from time to time, by the selling securityholders named therein of up to 13,277,150 shares of the Company’s common stock. The shares registered for resale consist of 6,666,666 shares previously issued pursuant to a Membership Interest Purchase Agreement (MIPA) in connection in connection with the acquisition of Sunder Energy LLC, up to 1,805,705 shares of common stock previously issued pursuant to the acquisition of Cobalt and the selling shareholders party thereto, and up to 380,000 shares of common stock that are issued or issuable upon the exercise of the warrant to purchase common stock originally issued in a private placement to Anya AI LLC and up to 4,424,779 shares of common stock issuable upon conversion of our 10.0% Notes.

FPA Settlement Agreements

On July 17, 2026, SunPower entered into OTC Equity Prepaid Forward Transaction Settlement Agreements (the “FPA Settlement Agreements”) with funds and accounts managed by Polar Asset Management Partners, Inc., Meteora Partners Inc., and Sandia Investment Management LP (the “FPA Sellers”). The FPA Settlement Agreements memorialize the agreements between the Company and each FPA Seller with respect to (i) the settlement amount adjustment payable by the Company under each of the confirmations regarding OTC Equity Prepaid Forward Transactions, each dated July 13, 2023 (the “Forward Purchase Agreements”), (ii) the Company’s election of pay the settlement amount adjustments by issuing an aggregate of 17,900,462 shares of common stock pursuant to the FPA Settlement Agreements (the “Initial FPA Shares”), (iii) certain mechanics for determining whether any further shares of common stock are issuable as a result of the trading price of the common stock during the valuation period under the FPA Settlement Agreements and the Forward Purchase Agreements (the “Additional FPA Shares”, and (iv) in the case of one FPA Seller, the obligation to make monthly cash amortization payments of $50,000 beginning on October 31, 2026 if such FPA Seller has not realized its full settlement amount adjustment through the sale of shares of common stock on or before such date. The FPA Settlement Agreements also include registration rights with respect to the shares of common stock issued or issuable pursuant to the FPA Settlement Agreements and related Forward Purchase Agreements.

Nasdaq Delisting Notice

On July 21, 2026, the Company received written notice (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Market. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days.

The Notice does not impact the listing of the Company’s common stock on The Nasdaq Global Market at this time. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 days to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of ten consecutive business days before January 19, 2027. In the event that the Company does not regain compliance within this 180-day period, subject to compliance with certain further requirements, the Company may be eligible to seek an additional compliance period of 180 calendar days if it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and provides written notice to Nasdaq of its intent to cure the deficiency during this second compliance period by effecting a reverse stock split if necessary. However, if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice to the Company that its common stock will be subject to delisting.

The Company intends to actively monitor the closing bid price of its common stock and will evaluate available options to regain compliance with the minimum bid price requirement.

Ambia Holdings, Inc. Litigation

On July 24, 2026, Ambia Holdings, Inc. filed a complaint in the Business and Chancery Court for the State of Utah against the Company, its Chief Executive Officer, the members of its Board of Directors, and certain current and former officers. The claims arise out of the Membership Interest Purchase Agreement under which the Company acquired Ambia Energy LLC. The plaintiff asserts causes of action including breach of contract, unjust enrichment, negligent misrepresentation, and violations of the Utah Uniform Securities Act, alleging the Company failed to transfer required Post-Closing Consideration Shares and failed to disclose certain material financial information during negotiations. The plaintiff seeks judgment of not less than $2.4 million. The Company was served on July 29, 2026, and is in the process of engaging counsel and upon counsel’s evaluation and input, considering the possibility of alleging counter claims.

Fifth SAFE

On August 4, 2026, SunPower Inc. entered into a SAFE (“Fifth SAFE”) with an institutional investor in connection with its investment of $3.5 million (the “Purchase Amount”) in the Company. The Fifth SAFE is convertible into equity securities of the Company in an amount equal to the Purchase Amount divided by the applicable price per share, unit or other increment of the securities issued by the Company in its next equity financing transaction, and without any discount.

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

During 2025 and through the twenty-six week period ended June 28, 2026 we significantly reshaped our business through a series of strategic acquisitions, including the acquisition of Sunder Energy, LLC (“Sunder”), Ambia Energy LLC (“Ambia”) and Cobalt Power Systems, Inc. (“Cobalt”). These acquisitions expanded our geographic footprint, dealer network, installation capacity, and national sales presence. The operating results in the current quarter reflect the integration and ongoing operations of these acquired businesses.

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

Recent Developments

Acquisitions Integration

We continued the integration of our recent acquisitions of Sunder, Ambia, and Cobalt into our operating platform.

Debt Transactions

On April 23, 2026, the Company closed a private offering of $41.0 million aggregate principal amount of 10.0% Convertible Senior Secured Notes due 2029. The proceeds and issuance of these notes were used in part to exchange and retire the outstanding Seller Note issued to Chicken Parm Pizza LLC during the Sunder acquisition, convert outstanding Simple Agreements for Future Equity (SAFEs), prepay a portion of our existing bridge notes, and fund our April 2026 settlement payment to Siemens. Subsequently, in May 2026, the Company issued an incremental $5.0 million principal amount of the 10.0% Convertible Senior Secured Notes due 2029, bringing the total aggregate principal amount issued to $46.0 million to provide increased intra-quarter liquidity for general corporate needs.

Concurrently with the issuance of notes on April 23, 2026, the Company closed transactions under exchange agreements to repurchase $21.25 million aggregate principal amount of our outstanding 7.0% Convertible Senior Notes in exchange for the issuance of 18,805,310 shares of common stock and the payment of accrued interest.

Siemens Settlement Amendment

On April 9, 2026, the Company amended its global Settlement Agreement with Siemens to, among other things, commit to a $4.75 million payment by the end of April 2026 and adjust the threshold of the agreement’s fundraise acceleration provision. The Company successfully made the $4.75 million payment on April 23, 2026.

Management and Board Changes

During the second quarter and subsequent to the balance sheet date, the Company experienced several leadership transitions. On May 7, 2026, Wendell Laidley resigned as Chief Financial Officer. On June 30, 2026, the Company appointed Tom Kowalczuk as the new Chief Financial Officer and Principal Financial Officer. Additionally, on May 8, 2026, Bernard Gutmann was appointed to the Board of Directors and as a member of the Audit Committee.

Subsequent to the quarter, Jeanne Nguyen, the former Chief Accounting Officer, departed the Company on July 8, 2026.

Exchange Agreements for Interest

On June 29, 2026 and June 30, 2026, the Company entered into Exchange Agreements with certain holders of its 12.0%, 10.0%, and 7.0% Convertible Senior Notes to exchange approximately $10.7 million of cash interest obligations for 19,300,991 shares of common stock. The transactions closed and the shares were issued on July 1, 2026.

FPA Settlement Agreements

On July 17, 2026, the Company entered into OTC Equity Prepaid Forward Transaction Settlement Agreements to memorialize the settlement amounts payable by the Company under its 2023 Forward Purchase Agreements. The Company elected to pay the settlement amount adjustments by issuing an aggregate of 17,900,462 shares of common stock, established mechanics for determining whether additional shares are issuable based on future trading prices, and, for one seller, established an obligation to make monthly cash amortization payments of $50,000 beginning October 31, 2026, if such seller has not realized its full settlement amount adjustment by that date.

Nasdaq Delisting Notice

On July 21, 2026, the Company received written notice (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Market. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days.

The Notice does not impact the listing of the Company’s common stock on The Nasdaq Global Market at this time. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 days to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of ten consecutive business days before January 19, 2027. In the event that the Company does not regain compliance within this 180-day period, subject to compliance with certain further requirements, the Company may be eligible to seek an additional compliance period of 180 calendar days if it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and provides written notice to Nasdaq of its intent to cure the deficiency during this second compliance period by effecting a reverse stock split if necessary. However, if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice to the Company that its common stock will be subject to delisting.

The Company intends to actively monitor the closing bid price of its common stock and will evaluate available options to regain compliance with the minimum bid price requirement.

Goodwill Impairment

If the recent decline in our stock price and market capitalization persists or further deteriorates during the third fiscal quarter of 2026, we may be required to perform an interim quantitative goodwill impairment test under ASC 350. Any resulting non-cash impairment charge could have a material adverse impact on our consolidated financial condition and results of operations.

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

Thirteen weeks ended June 28, 2026 compared to the thirteen weeks ended June 29, 2025

The following table sets forth our unaudited statements of operations from operations for the thirteen weeks ended June 28, 2026, and June 29, 2025 (in thousands):

	Thirteen Weeks Ended
(in thousands)	June 28, 2026	June 29, 2025	$ Change	% Change
Revenues	$54,858	$66,115	$(11,257)	(17)%
Cost of revenues	29,898	42,331	(12,433)	(29)%
Gross (loss) profit	24,960	23,784	1,176	5%
Gross margin %	45%	36%
Operating expenses:
Sales commissions	14,721	9,055	5,666	63%
Sales and marketing	3,403	7,164	(3,761)	(52)%
General and administrative	30,293	16,486	13,807	84%
Total operating expenses	48,416	32,705	15,711	48%
Loss from operations	(23,456)	(8,921)	(14,535)	163%
Interest expense(1)	(8,470)	(6,372)	(2,098)	33%
Interest income	—	—	—	*
Other non-operating income, net(2)	38,820	(12,044)	50,864	*
Net income before taxes	6,894	(27,337)	34,231	*
Income tax benefit	—	—	—	*
Net income (loss)	$6,894	$(27,337)	$34,231	*

*	Percentage change is not meaningful.

(1)	Includes interest expense and amortization of debt issuance costs to related party of $2.3 million and $1.4 million in the thirteen week periods ended June 28, 2026 and June 29, 2025, respectively.

(2)	Includes the following gains and (losses) with related parties (in millions):

	Thirteen Weeks Ended
	June 28, 2026	June 29, 2025
Change in fair value of derivative liabilities	$12.5	$(1.6)

Revenues

We disaggregate our revenues based on the following types of services (in thousands):

	Thirteen Weeks Ended
	June 28, 2026	June 29, 2025	$ Change	% Change
Residential Solar Installation	$28,672	$38,516	$(9,844)	(26)%
New Homes Business	13,484	27,599	(14,115)	(51)%
Dealer	12,702	—	12,702	*
Total revenues	$54,858	$66,115	$(11,257)	(17)%

*	Percentage change is not meaningful.

The decrease in Residential Solar Installation revenue was primarily attributable to lower installation volumes and fewer system activations during the period. Elevated interest rates, higher homeowner financing costs, changes in financing eligibility and the phaseout of certain residential Investment Tax Credits (“ITCs”) under the One Big Beautiful Bill enacted in 2025 affected customer decision timelines and sales conversion rates. System activations were also affected by our continued efforts to optimize our sales channels and streamline operations to improve the customer experience, as well as timing associated with the completion of our standard funding-package quality review for certain projects. These projects remained in process at quarter-end and may contribute to revenue in future periods upon satisfaction of applicable financing and revenue recognition criteria.

New Homes Business revenues decreased primarily due to lower construction activity and reduced solar installation volumes from homebuilder partners, as elevated interest rates, higher labor costs and broader affordability pressures increased the overall cost of new homes. In markets where solar installations are required, affordability pressures contributed to slower project activity, while in markets without such requirements, certain homebuilders increasingly offered solar as an optional feature rather than including it in base home specifications. Revenues in the prior-year period also benefited from the completion of backlog associated with certain large homebuilder projects related to the assets acquired in connection with the 2024 SunPower Businesses acquisition, which did not recur in the current period. We continue to rebuild the project pipeline and develop the New Homes Business following the integration of those acquired assets.

Dealer revenues in the current period reflect the inclusion of Sunder’s operating results following its acquisition. There were no comparable Dealer revenues in the prior-year period.

Cost of revenues and gross margins

	Thirteen Weeks Ended
	June 28,	June 29,	$	%
	2026	2025	Change	Change
Residential Solar Installation	$20,057	$25,012	$(4,956)	(20)%
New Homes Business	9,841	17,319	(7,478)	(43)%
Dealer	—	—	—	*
Total cost of revenues	$29,898	$42,331	$(12,434)	(29)%

Gross margin	45%	36%

*	Percentage change is not meaningful.

Residential Solar Installation cost of revenues decreased primarily due to lower installation volumes and the corresponding reduction in variable project costs. Installation activity was affected by elevated interest rates, higher homeowner financing costs and changes in the availability of certain residential Investment Tax Credits (“ITCs”), which influenced customer decision timelines and conversion rates. Consistent with the lower level of activity, material, labor and subcontractor costs decreased as we continued to align project-related spending with installation volumes.

New Homes Business cost of revenues decreased primarily due to lower construction activity and reduced solar installation volumes. Elevated mortgage rates, higher homebuilding costs and buyer affordability pressures caused homebuilders to slow construction and limit optional features, including solar installations. The reduced benefit of certain ITCs for solar-equipped new homes also contributed to lower activity.

Dealer cost of revenues in the current period reflects the inclusion of Sunder’s operating results following its acquisition. Because we act as an agent in these arrangements and recognize Dealer revenue on a net basis, only costs incurred directly in fulfilling those arrangements are presented in Dealer cost of revenues. There were no comparable amounts in the prior-year period.

Sales commissions

	Thirteen Weeks Ended
	June 28, 2026	June 29, 2025	$ Change	% Change
Residential Solar Installation	$3,378	$8,736	$(5,358)	(61)%
New Homes Business	1,148	319	829	260%
Dealer	10,195	—	10,195	*
Total sales commissions	$14,721	$9,055	$5,666	63%

*	Percentage change is not meaningful.

Total sales commissions increased primarily due to the inclusion of Dealer sales commissions associated with Sunder following its acquisition, for which there were no comparable commissions in the prior-year period. This increase was partially offset by lower Residential Solar Installation sales commissions resulting from reduced commissionable activity and installation volumes. Softer consumer demand due to elevated interest rates, higher financing costs and the expiration of certain ITCs contributed to fewer closed sales. New Homes Business sales commissions increased primarily due to changes in the mix of homebuilder programs and compensation structures, including higher per-unit commission rates on certain projects, as well as the timing of community launches and sales cycles.

Sales and marketing

	Thirteen Weeks Ended
	June 28, 2026	June 29, 2025	$ Change	% Change
Residential Solar Installation	$2,624	$6,665	$(4,041)	(61)%
New Homes Business	166	499	(333)	(67)%
Dealer	613	—	613	*
Total sales and marketing	$3,403	$7,164	$(3,761)	(52)%

*	Percentage change is not meaningful.

Sales and marketing expenses decreased primarily due to reduced spending on advertising and promotional programs that did not generate adequate customer-acquisition results within the Residential Solar Installation business, as well as lower marketing investment in the New Homes Business. We have shifted our focus and resources toward sales-led lead-generation activities, including door-to-door canvassing. Dealer sales and marketing expenses reflect the addition of the Sunder sales force organization.

General and administrative

	Thirteen Weeks Ended
	June 28, 2026	June 29, 2025	$ Change	% Change
Residential Solar Installation	$19,356	$10,557	$8,799	83%
New Homes Business	7,639	5,929	1,710	29%
Dealer	3,298	—	3,298	*
Total general and administrative	$30,293	$16,486	$13,807	84%

*	Percentage change is not meaningful.

Total general and administrative expenses increased primarily due to the inclusion of additional headcount and non-personnel operating expenses associated with Sunder, Ambia and Cobalt, each of which was acquired after the prior-year comparison period. This increase was partially offset by lower general and administrative expenses in the New Homes Business.

Residential Solar Installation general and administrative expenses increased primarily due to higher employee-related expenses, including salaries, benefits and stock-based compensation, as we integrated acquired operations and expanded our operational infrastructure and administrative support functions. Higher insurance, facilities, technology, professional-services and other shared administrative costs also contributed to the increase.

New Homes Business general and administrative expenses increased primarily due to lower personnel and administrative support expenses, including project management, compliance and operational oversight, as well as higher allocated technology, systems and shared-services costs.

Dealer general and administrative expenses in the current period reflect the inclusion of Sunder’s operating results following its acquisition and consist primarily of personnel, facilities, technology and other administrative overhead. There were no comparable Dealer expenses in the prior-year period.

The cost-reduction actions described above under “Recent Developments—Cost Reduction Actions” began during the current period and are expected to reduce fixed operating expenses in future periods.

Interest expense

Interest expense in the thirteen weeks ended June 28, 2026, consisted principally of $4.7 million attributable to the September 2024 Notes, $2.4 million attributable to the July 2024 Notes and $1.3 million attributable to the April 2026 Notes.

Interest expense in the thirteen weeks ended June 29, 2025 consisted principally of $1.2 million attributable to the July 2024 Notes, $5.0 million attributable to the September 2024 Notes, and other obligations.

Other non-operating income (expense), net

Other non-operating income (expense), net in the thirteen weeks ended June 28, 2026, was $38.8 million. The main drivers consist of $37.8 million gain on the remeasurement of the fair value of derivative liabilities associated with our 12% and 7% senior unsecured convertible notes and $5.8 million gain on the revaluation of deferred consideration, partially offset by a $4.2 million change in the fair value of our forward purchase agreements. Extinguishment of debt negatively impacted Other non-operating income (expense), net by $2.3 million.

Other non-operating income (expense), net for the thirteen weeks ended June 29, 2025 resulted in expense of $12.0 million. The main drivers were an $11.5 million loss on the remeasurement of the fair value of derivative liabilities associated with our July 2024 Notes and September 2024 Notes and $2.0 million of expense associated with the change in the fair value of our public, private placement and working capital warrants, which are accounted for as liabilities. These expenses were partially offset by $1.3 million of income arising from the change in the fair value of our forward purchase agreements.

Net income

As a result of the factors discussed above, our net income for the thirteen weeks ended June 28, 2026 was $6.9 million, a $34.2 million improvement as compared to a net loss of $27.3 million for the thirteen weeks ended June 29, 2025.

Twenty-six weeks ended June 28, 2026 compared to the twenty-six weeks ended June 29, 2025

The following table sets forth our unaudited statements of operations from operations for the twenty-six weeks ended June 28, 2026, and June 29, 2025 (in thousands):

	Twenty-Six Weeks Ended
(in thousands)	June 28, 2026	June 29, 2025	$ Change	% Change
Revenues	$127,651	$144,528	$(16,877)	(12)%
Cost of revenues	58,003	93,368	(35,365)	(38)%
Gross (loss) profit	69,648	51,160	18,488	36%
Gross margin %	55%	35%
Operating expenses:
Sales commissions	43,285	16,739	26,546	159%
Sales and marketing	8,396	15,686	(7,290)	(46)%
General and administrative	60,618	31,382	29,236	93%
Total operating expenses	112,299	63,807	48,492	76%
Loss from operations	(42,651)	(12,647)	(30,004)	237%
Interest expense(1)	(15,394)	(12,413)	(2,981)	24%
Interest income	—	3	(3)	(100)%
Other non-operating income, net(2)	69,581	2,532	67,049	2,648%
Net income before taxes	12,144	(22,525)	34,061	*
Income tax benefit	608	—	608	*
Net income	$12,144	$(22,525)	$34,669	*

*	Percentage change is not meaningful.

(1)	Includes interest expense and amortization of debt issuance costs to related party of $4.6 million and $2.8 million in the twenty-six week periods ended June 28, 2026 and June 29, 2025, respectively.

(2)	Includes the following gains and (losses) with related parties (in millions):

Change in fair value of derivative liabilities	$20.0	$2.1
Other income, net	—	0.1
Change in fair value of SAFE Agreement	0.2	—
Change in fair value of Deferred Sunder Consideration	2.3	—

Revenues

We disaggregate our revenues based on the following types of services (in thousands):

	Twenty-six Weeks Ended
	June 28, 2026	June 29, 2025	$ Change	% Change
Residential Solar Installation	$60,213	$75,020	$(14,807)	(20)%
New Homes Business	28,109	69,508	(41,399)	(60)%
Dealer	39,329	—	39,329	*
Total revenues	$127,651	$144,528	$(16,877)	(12)%

*	Percentage change is not meaningful.

Total revenues decreased primarily due to lower Residential Solar Installation and New Homes Business revenues, partially offset by Dealer revenues associated with Sunder, which was acquired after the prior-year comparison period.

Residential Solar Installation revenues decreased primarily due to lower installation volumes and fewer system activations during the period. Elevated interest rates, higher homeowner financing costs, changes in financing eligibility and the phaseout of certain residential Investment Tax Credits (“ITCs”) under the One Big Beautiful Bill enacted in 2025 affected customer decision timelines and sales conversion rates. System activations were also affected by our continued efforts to optimize our sales channels and streamline operations to improve the customer experience, as well as timing associated with the completion of our standard funding-package quality review for certain projects during the second quarter. These projects remained in process at period-end and may contribute to revenue in future periods upon satisfaction of applicable financing and revenue recognition criteria.

New Homes Business revenues decreased primarily due to lower construction activity and reduced solar installation volumes from homebuilder partners, as elevated interest rates, higher labor costs and broader affordability pressures increased the overall cost of new homes. In markets where solar installations are required, affordability pressures contributed to slower project activity, while in markets without such requirements, certain homebuilders increasingly offered solar as an optional feature rather than including it in base home specifications. Revenues in the prior-year period also benefited from the completion of backlog associated with certain large homebuilder projects related to the assets acquired in connection with the 2024 SunPower Businesses acquisition, which did not recur in the current period. We continue to rebuild the project pipeline and develop the New Homes Business following the integration of those acquired assets.

Dealer revenues in the current period reflect the inclusion of Sunder’s operating results following its acquisition. There were no comparable Dealer revenues in the prior-year period.

Cost of revenues and gross margins

	Twenty-six Weeks Ended
	June 28,	June 29,	$	%
	2026	2025	Change	Change
Residential Solar Installation	$38,067	$47,627	$(9,560)	(20)%
New Homes Business	19,802	45,741	(25,939)	(57)%
Dealer	134	—	134	*
Total cost of revenues	$58,003	$93,368	$(35,365)	(38)%

Gross margin	55%	35%

*	Percentage change is not meaningful.

Total cost of revenues decreased primarily due to lower installation activity within the Residential Solar Installation and New Homes Business segments.

Residential Solar Installation cost of revenues decreased primarily due to lower installation volumes. Installation activity during the period was affected by elevated interest rates, higher homeowner financing costs and the phaseout of certain residential Investment Tax Credits (“ITCs”), which influenced customer decision timelines and conversion rates. Consistent with the lower level of installation activity, associated material, labor and subcontractor costs also decreased.

New Homes Business cost of revenues decreased primarily due to lower construction activity and reduced solar installation volumes. Elevated mortgage rates, higher homebuilding costs and buyer affordability pressures caused homebuilders to slow construction and limit optional features, including solar installations. The reduced benefit of certain ITCs for solar-equipped new homes also contributed to lower activity.

Gross margin increased primarily due to the inclusion of Dealer revenues associated with Sunder, which are recognized on a net basis, and a modest improvement in Residential Solar Installation gross margin. These increases were partially offset by a decline in New Homes Business gross margin.

Sales commissions

	Twenty-six Weeks Ended
	June 28, 2026	June 29, 2025	$ Change	% Change
Residential Solar Installation	$9,931	$15,403	$(5,472)	(36)%
New Homes Business	2,314	1,336	978	73%
Dealer	31,040	—	31,040	*
Total sales commissions	$43,285	$16,739	$26,546	159%

*	Percentage change is not meaningful.

Total sales commissions increased primarily due to the inclusion of Dealer sales commissions associated with Sunder, which was acquired after the prior-year comparison period. This increase was partially offset by lower Residential Solar Installation sales commissions.

Residential Solar Installation sales commissions decreased primarily due to lower commissionable activity and installation volumes. Softer consumer demand resulting from elevated interest rates, higher financing costs and the expiration of certain ITCs contributed to fewer closed sales and reduced commissionable activity.

New Homes Business sales commissions increased primarily due to changes in the mix of homebuilder programs and compensation structures, including higher per-unit commission rates on certain projects, as well as the timing of community launches and sales cycles.

Dealer sales commissions in the current period reflect the inclusion of Sunder’s operating results following its acquisition. There were no comparable Dealer sales commissions in the prior-year period.

Sales and marketing

	Twenty-Six Weeks Ended
	June 28, 2026	June 29, 2025	$ Change	% Change
Residential Solar Installation	$6,163	$15,187	$(9,024)	(59)%
New Homes Business	1,042	499	543	109%
Dealer	1,191	—	1,191	*
Total sales and marketing	$8,396	$15,686	$(7,290)	(46)%

*	Percentage change is not meaningful.

Total sales and marketing expenses decreased primarily due to lower spending within the Residential Solar Installation and New Homes Business segments, partially offset by Dealer expenses associated with Sunder, which was acquired after the prior-year comparison period.

Residential Solar Installation sales and marketing expenses decreased as we reduced spending on lead generation, advertising and promotional programs and aligned customer-acquisition efforts with softer demand and lower sales volumes. Elevated interest rates increased financing costs for homeowners, while the expiration of certain ITCs reduced the economic incentive to adopt residential solar.

New Homes Business sales and marketing expenses decreased as we continued to limit spending in this area, reflecting the segment’s homebuilder-partner operating model and limited reliance on direct-to-consumer marketing.

Dealer sales and marketing expenses in the current period reflect the inclusion of Sunder’s operating results following its acquisition. There were no comparable Dealer expenses in the prior-year period.

General and administrative

	Twenty-Six Weeks Ended
	June 28, 2026	June 29, 2025	$ Change	% Change
Residential Solar Installation	$35,189	$20,997	$14,192	68%
New Homes Business	19,184	10,385	8,799	85%
Dealer	6,245	—	6,245	*
Total general and administrative	$60,618	$31,382	$29,236	93%

*	Percentage change is not meaningful.

Total general and administrative expenses increased primarily due to the inclusion of additional headcount and non-personnel operating expenses associated with Sunder, Ambia and Cobalt, each of which was acquired after the prior-year comparison period.

Residential Solar Installation general and administrative expenses increased primarily due to higher employee-related expenses, including salaries, benefits and stock-based compensation, as we integrated acquired operations and expanded our operational infrastructure and administrative support functions. Higher insurance, facilities, technology, professional-services and other shared administrative costs also contributed to the increase.

New Homes Business general and administrative expenses increased primarily due to the inclusion of Cobalt’s operating results following its acquisition, including additional personnel, facilities, technology and other administrative overhead. Expanded administrative support for homebuilder programs, including project management, compliance and operational oversight, and higher allocated systems and shared-services costs also contributed to the increase.

Dealer general and administrative expenses in the current period reflect the inclusion of Sunder’s operating results following its acquisition and consist primarily of personnel, facilities, technology and other administrative overhead. There were no comparable Dealer expenses in the prior-year period.

The cost-reduction actions described above under “Recent Developments—Cost Reduction Actions” began during the current period, and their full impact is not reflected in the year-to-date results. These actions are expected to reduce fixed operating expenses in future periods.

Interest expense

Interest expense in the twenty-six week periods ended June 28, 2026, consisted principally of $9.3 million attributable to the September 2024 Notes,$4.2 million attributable to the July 2024 Notes and $1.3 million attributable to the April 2026 Notes.

Interest expense in the twenty-six week periods ended June 29, 2025 consisted principally of $2.3 million attributable to the July 2024 Notes, $10.0 million attributable to the September 2024 Notes, and other obligations.

Other non-operating income (expense), net

Other non-operating income (expense), net for the twenty-six weeks ended June 28, 2026 resulted in income of $69.6 million. The main drivers were $64.4 million gain on the remeasurement of the fair value of derivative liabilities associated with the Company’s convertible debt as well as approximately $11.1 million increase in the revaluation of the deferred consideration. Extinguishment of debt also negatively impacted Other non-operating income (expense), net by $2.3 million resulting from the extinguishment of a portion of the July 2024 Notes. These gains were offset by lower fair values related to other obligations.

Other non-operating income (expense), net for the twenty-six weeks ended June 29, 2025 resulted in income of $2.5 million. The main drivers were $3.7 million gain on the remeasurement of the fair value of derivative liabilities associated with our July 2024 Notes and September 2024 Notes and $1.6 million of income arising from the change in the fair value of our forward purchase agreements. This income was partially offset by $3.0 million of expense associated with the change in the fair value of our public, private and placement and working capital warrants which are accounted for as liabilities.

Net income

As a result of the factors discussed above, our net income for the twenty-six weeks ended June 28, 2026 was $12.1 million, a $34.7 million improvement as compared to a net loss of $22.5 million for the twenty-six weeks ended June 29, 2025.

Liquidity and capital resources

Overview

Our operating loss was $42.7 million for the twenty-six weeks ended June 28, 2026. As of June 28, 2026, we had an accumulated deficit of $444.6 million, current debt obligations of $17.5 million and cash and cash equivalents, excluding restricted cash, of $4.1 million available for working capital needs.

We have implemented and continue to pursue actions intended to improve operating performance and achieve operating breakeven. These actions include reductions in force and other personnel-related measures, reductions in non-personnel general and administrative expenses, and operational initiatives focused on improving project execution, system activations and the conversion of backlog into revenue. Although we expect these actions to reduce fixed operating expenses and improve cash flows, the timing and extent of the anticipated benefits depend on our ability to execute these initiatives successfully and improve operating performance. There can be no assurance that we will realize the anticipated savings or operational improvements. If these initiatives are delayed, are less effective than anticipated or do not sufficiently improve operating performance, we may continue to incur operating losses and use cash in operating activities and may require additional financing.

Our cash balance at quarter-end was below our internal minimum cash target. Management determined not to raise additional capital at then-current market prices to avoid stockholder dilution and instead prioritized the cost-reduction and operational initiatives described above. We continue to evaluate financing opportunities and other capital-management strategies; however, our ability to obtain additional capital, if needed, will depend on market conditions and other factors outside our control.

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

Amended Siemens Settlement

On April 9, 2026, the Company amended its global Settlement Agreement with Siemens. Pursuant to the amendment, the Company successfully made a $4.75 million payment to Siemens on April 23, 2026. The remaining $4.75 million balance is scheduled to be paid across the remaining calendar quarters of 2026, subject to acceleration upon certain fundraising events, which will require the continued use of available cash.

Offering of 10.0% Senior Secured Notes

On April 21, 2026, we completed a private offering (“Private Offering”) of $41.0 million aggregate principal amount of 10.0% Convertible Senior Secured Notes due 2029 (the “10% Senior Secured Notes”). The Private Offering included (i) $25.0 million of notes issued to institutional investors, (ii) $6.0 million of notes issued to an affiliate of our CEO in exchange for amounts previously advanced under the Third SAFE and Fourth SAFE and (iii) $10.0 million of notes issued in connection with the exchange of the Seller Note (as described below). Net proceeds from the Private Offering, after payment of transaction fees and expenses and the settlement of certain obligations, were approximately $9.8 million.

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

On May 20, 2026, in connection with the April 2026 Private Offering, we closed an incremental $5.0 million private placement of a 10.0% Convertible Senior Unsecured Note due 2029 (the “May 2026 Note”) to Foris Ventures, LLC, an entity associated with our CEO, to provide further intra-quarter liquidity for general corporate needs.

Financing transactions subsequent to June 28, 2026

Subsequent to the quarter ended June 28, 2026, to proactively manage our cash outflows, on June 29, 2026 and June 30, 2026, we entered into Exchange Agreements with certain holders of our 12.0%, 10.0%, and 7.0% Convertible Senior Notes. Pursuant to these agreements, we exchanged approximately $10.7 million of cash interest obligations that were otherwise payable in July 2026 and January 2027 (and for certain notes, October 2026 and April 2027) for 19,300,991 shares of our common stock. These transactions preserved approximately $10.7 million in near-term cash liquidity as a result of eliminating the related interest payments.

On July 17, 2026, the Company entered into Settlement Agreements to memorialize the settlement amount adjustments payable under its 2023 Forward Purchase Agreements. The Company elected to satisfy these obligations via the issuance of an aggregate of 17,900,462 shares of common stock, rather than through the use of cash. While this election preserved current liquidity, the agreements include mechanics that may require the issuance of additional shares or, for one specific seller, monthly cash amortization payments beginning in October 2026 if the seller has not realized its full settlement amount, which may impact future cash flows.

Liquidity Outlook

Our principal use of cash is funding our day-to-day operations and working-capital needs. Operating cash requirements include project materials, installation labor and subcontractor costs, sales commissions, sales and marketing activities, and the cash portion of general and administrative expenses, including employee compensation, professional services, technology, facilities and other corporate costs.

Working-capital requirements also include funding project costs before the applicable customer or financing-partner payments are received, as well as prepaid expenses and other costs incurred to support future installations. Our other material cash requirements include principal and interest payments on our debt, lease payments, contractual and settlement obligations, and capital expenditures necessary to maintain our operations.

Our primary sources of liquidity are existing cash balances, cash receipts from operations and proceeds from debt or equity financings. We are pursuing cost-reduction and operational initiatives intended to reduce cash usage, improve project execution and system activations, and accelerate the conversion of backlog into revenue.

We are focused on improving operating performance and cash flows through cost-reduction measures, enhanced project execution, increased system activations and the conversion of backlog into revenue. We also continue to evaluate financing opportunities and other capital-management strategies to provide additional financial flexibility. Until the anticipated benefits of these initiatives are fully realized, we may continue to use cash in our operations and may require additional capital. The availability and terms of any financing will depend on market conditions and other factors, and any equity financing may result in dilution to existing stockholders.

Cash flows for the twenty-six week periods ended June 28, 2026 and June 29, 2025

The following table summarizes our cash flows from operating, investing, and financing activities for the twenty-six week periods ended June 28, 2026 and June 29, 2025 (in thousands):

	Twenty-six Weeks Ended
	June 28, 2026	June 29, 2025
Net cash used in operating activities	$(52,179)	$(7,050)
Net cash used in investing activities	553	—
Net cash provided by financing activities	43,377	4,797
Net decrease in cash, cash equivalents and restricted cash	(8,249)	(2,253)

Cash flows from operating activities

Net cash used in operating activities was $52.2 million for the twenty-six weeks ended June 28, 2026. Net income of $12.1 million was more than offset by $47.4 million of net unfavorable noncash adjustments and $16.9 million of net cash outflows from changes in operating assets and liabilities. Net income included significant noncash gains associated with changes in the fair value of derivative liabilities, deferred consideration and warrant liabilities. These gains were partially offset by noncash expenses associated with amortization of debt issuance costs, depreciation and amortization, changes in the fair value of forward purchase agreement liabilities and stock-based compensation.

Net cash outflows from changes in operating assets and liabilities primarily reflected decreases in contract liabilities and increases in contract assets and prepaid expenses and other current assets. These outflows were partially offset by decreases in accounts receivable and inventories and increases in accounts payable and accrued expenses and other liabilities.

Net cash used in operating activities was $7.1 million for the twenty-six weeks ended June 29, 2025. The prior-year period reflected a net loss of $22.5 million, partially offset by $15.8 million of net noncash adjustments. Changes in operating assets and liabilities were largely offsetting, as cash used by increases in contract assets and accounts receivable was substantially offset by reductions in inventories and increases in accounts payable and contract liabilities.

Cash flows from investing activities

Net cash provided by investing activities was $0.6 million for the twenty-six weeks ended June 28, 2026, primarily attributable to cash acquired in connection with the Cobalt acquisition. The acquisition consideration was paid primarily through the issuance of shares of our common stock. There were no cash flows from investing activities during the prior-year period.

Cash flows from financing activities

Net cash provided by financing activities was $43.4 million for the twenty-six weeks ended June 28, 2026. Cash inflows primarily consisted of proceeds from the issuance of convertible notes and common stock and an investor financing deposit from a related party. These inflows were partially offset by principal repayments of notes payable and finance lease payments.

Net cash provided by financing activities was $4.8 million for the twenty-six weeks ended June 29, 2025. Cash inflows primarily consisted of an investor financing deposit from a related party and proceeds from the issuance of convertible notes and the exercise of stock options and warrants, partially offset by finance lease payments.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 28, 2026, such disclosure controls and procedures were not effective as a result of previously reported material weaknesses.

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

Changes in internal control over financial reporting

Other than the material weaknesses and remediation efforts described above, there were no changes in our internal control over financial reporting during the quarter that have materially affected, would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information with respect to legal proceedings is set forth under Note 11 – Commitments and Contingencies, in the accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

We are subject to a number of risks that if realized could adversely affect our business, strategies, prospects, financial condition, results of operations and cash flows. As a result of the issuance of the 10.0% Notes, the restatement of our previously issued financial statements, and the receipt of a Nasdaq Delisting Notice, we are subject to the additional risks and uncertainties summarized below. In addition to the risk factors set forth below and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors set forth in Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed on April 14, 2026. Please carefully consider all of the information in this Quarterly Report, our Annual Report on Form 10-K filed on April 14, 2026, and the disclosures in this Quarterly Report included in Note 1 – Organization – Liquidity and going concern – of the notes to the financial statements contained in this Quarterly Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and capital resources” section of this Quarterly Report), our other Quarterly Reports on Form 10-Q and in our other filings with the Securities and Exchange Commission before making an investment decision regarding us.

Our 10.0% Notes are secured obligations, and there are risks associated with our 10.0% Notes that could adversely affect our business and financial condition.*

On April 21, 2026, the Company entered into note purchase agreements in connection with a private offering of $41.0 million aggregate principal amount of 10.0% Notes. Subsequently, in May 2026, the Company closed on an incremental $5.0 million private placement of these notes, bringing the total aggregate principal amount of the 10.0% Notes issued to $46.0 million. The indenture for the 10.0% Notes (the “Indenture”) includes customary covenants and sets forth certain events of default after which the 10.0% Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the Notes become automatically due and payable, which include the following:

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

Our common stock faces delisting from Nasdaq if we fail to regain compliance with the minimum bid price requirement, which would severely harm its liquidity, trading price, and our ability to raise capital.

On July 21, 2026, we received a notice from Nasdaq indicating that we are not in compliance with the $1.00 minimum bid price requirement. We have until January 19, 2027, to regain compliance by maintaining a closing bid price of at least $1.00 for a minimum of ten consecutive business days. While we intend to actively monitor our stock price and evaluate options to cure this deficiency (including potentially implementing a reverse stock split), we cannot provide assurance that we will regain compliance or maintain our listing.

If our common stock is delisted, it would likely trade on the OTC markets, which would:

●	Significantly reduce the trading liquidity and market price of our common stock;

●	Subject our stock to restrictive “penny stock” rules, making transactions more difficult for brokers and investors;

●	Limit our ability to issue additional securities or obtain future financing; and

●	Constitute a “Fundamental Change” under our outstanding 10.0% Senior Secured Notes, which would permit holders to demand immediate repurchase of their notes, triggering a liquidity default.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the fiscal quarter ended June 28, 2026, SunPower, Inc. issued 4,440,068 shares of its common stock to White Lion Capital LLC for proceeds of $2.1 million. These sales were completed pursuant to our equity line of credit with White Lion, and the shares were sold pursuant to the exemption under Section 4(a)(2) of the Securities Act. The proceeds of these transactions were used for working capital and other general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the thirteen weeks ended June 28, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
2.1	Amended and Restated Business Combination Agreement, dated as of May 26, 2023, by and among Freedom Acquisition I Corp., Jupiter Merger Sub I Corp., Jupiter Merger Sub II LLC, Complete Solar Holding Corporation, and The Solaria Corporation	S-4	333-269674	2.1	May 31, 2023
2.2	Agreement and Plan of Merger, dated as of October 3, 2022, by and between Complete Solar Holding Corporation, Complete Solar Midco, LLC, Complete Solar Merger Sub, Inc., The Solaria Corporation, and Fortis Advisors LLC	S-4	333-269674	2.4	February 10, 2023
2.3	Asset Purchase Agreement dated September 19, 2023, by and among Complete Solaria, Inc., SolarCA, LLC, and Maxeon Solar Technologies, Ltd.	8-K	001-40117	2.1	2023-09-21
3.1	Certificate of Incorporation of Complete Solaria	8-K	001-40117	3.1	2023-07-21
3.2	Certificate of Amendment to Certificate of Incorporation of SunPower Inc.	8-K	001-40117	3.1	2025-10-22
3.3	Second Amended and Restated Bylaws of SunPower Inc.	8-K	001-40117	3.2	2025-10-22
4.1	Form of Replacement Warrant	8-K	001-40117	4.1	2023-10-12
4.2	Form of First Amendment to Replacement Warrant	8-K	001-40117	4.2	2023-10-12
4.3	Amended and Restated Registration Rights Agreement, dated July 18, 2023, by and among the Company and certain other stockholders party thereto	8-K	001-40117	4.1	2023-07-24
4.4	Warrant Agreement, dated February 25, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-40117	4.1	2021-03-2

4.5	Exchange Agreement dated July 1, 2024, among the Company and purchasers party thereto	8-K	001-40117	10.1	2024-07-08
4.6	Form of 12.0% Convertible Senior Note due 2029	8-K	001-40117	10.2	2024-07-8
4.7	Form of Seller Note	8-K	001-40117	10.2	2025-09-22
4.8	Form of 7.0% Convertible Senior Note due 2029	8-K	001-40117	4.2	2024-09-26
4.9	Form of Indenture	S-3	333-283948	4.13	2024-12-20
4.10	Convertible Promissory Note dated July 10, 2025	8-K	001-40117	4.1	2025-07-16
4.11	Indenture, dated September 16, 2024, between the Company and U.S. Bank Trust Company, National Association	8-K	001-40117	4.1	2024-09-26
4.12	Form of Physical Note for 7.00% Convertible Senior Notes due 2029	8-K	001-40117	4.2	2024-09-26
4.13	Description of Capital Stock	10-K	001-40117	4.8	2025-04-30
4.14	Convertible Promissory Note dated November 20, 2025	8-K	001-40117	4.1	2025-11-24
4.15	Convertible Promissory Note dated January 29, 2026	8-K	001-40117	4.1	2026-01-30
4.16	Indenture dated April 23, 2026 between SunPower Inc., the Guarantor party thereto and U.S. Bank Trust Company, National Association+	8-K	001-40117	4.1	2026-04-29
4.17	Form of 10.00% Convertible Senior Secured Note due 2029 (included in Exhibit 4.16)	8-K	001-40117	4.1	2026-04-29
4.18	Amended and Restated Promissory Note dated April 23, 2026 issued to Chicken Parm Pizza LLC	8-K	001-40117	4.2	2026-04-29
10.1	Pledge and Security Agreement, dated April 23, 2026, by and between SunPower Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association+***	8-K	001-40117	10.1	2026-04-29
10.2	Patent Security Agreement, dated April 23, 2026, by and between SunPower Inc. and U.S. Bank Trust Company, National Association+***	8-K	001-40117	10.2	2026-04-29
10.3	Trademark Security Agreement, dated April 23, 2026, by and between SunPower Inc. and U.S. Bank Trust Company, National Association+***	8-K	001-40117	10.3	2026-04-29
10.4	Form of Note Purchase Agreement+***	8-K	001-40117	10.1	2026-04-22
10.5	Affiliate Note Purchase Agreement, dated April 21, 2026+	8-K	001-40117	10.2	2026-04-22
10.6	Note Purchase and Exchange Agreement, dated April 21, 2026, between SunPower Inc. and Chicken Parm Pizza LLC+	8-K	001-40117	10.3	2026-04-22
10.7	Letter Agreement, dated April 21, 2026, between SunPower Inc. and YA II PN, Ltd.	8-K	001-40117	10.5	2026-04-22
10.8	Form of Exchange Agreement+***	8-K	001-40117	10.6	2026-04-22
10.9	Simple Agreement for Future Equity, dated April 8, 2026	8-K	001-40117	10.1	2026-04-14
10.10*	Offer Letter, dated June 26, 2026, between SunPower Inc. and Tom Kowalczuk
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Inline XBRL Document Set for the unaudited condensed consolidated financial statements and accompanying notes in the Condensed Consolidated Financial Statements and Supplemental Details
104*	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101

*	Filed herewith

**	Furnished herewith

***	Portions of this exhibit are redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

+	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunPower Inc.

Date: August 21, 2026	By:	/s/ THURMAN J. RODGERS
Thurman J. Rodgers
Chief Executive Officer and Executive Chairman; Principal Executive Officer

Date: August 21, 2026	By:	/s/ TOM KOWALCZUK
Tom Kowalczuk
Chief Financial Officer; Principal Financial Officer